Form 10-K
period 1994-12-31
LORI CORP
filed 1995-04-13
CIK 6814

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 1994

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
         For the transition period from to

                         Commission file number 1-6081

                              THE LORI CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                      25-1095978
 (State or other jurisdiction of              (IRS  Employer Identification No.)
  incorporation or organization)

  500 Central Avenue, Northfield, IL                        60093
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (708) 441-7300

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
     Title of Each Class                             on Which Registered
Common stock, $.01 par value                       American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  registrant's   knowledge,  in  the  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


State the aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 1995: $2,449,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at February 28, 1995
Common stock, $.01 par value                              3,165,004

Documents Incorporated by Reference:   None

Item 1.  Business

The Lori Corporation ("Lori" or "the Company"), a Delaware Corporation incorporated in 1969, operates in one industry segment (a designer and distributor of popular-priced fashion costume jewelry). During 1994, Lori's operations were conducted through its wholly-owned subsidiaries:

 Lawrence Jewelry Corporation ("Lawrence")
 Rosecraft, Inc. ("Rosecraft")
 New Dimensions Accessories, Ltd. ("New Dimensions"), formerly R. N. Koch, Inc.


On February 8, 1985, the Company acquired all of the capital stock of New Dimensions. On June 4, 1986, Lori acquired all of the capital stock of Rosecraft. Finally on October 22, 1986, Lori acquired all of the capital stock of Lawrence.

ARTRA GROUP Incorporated ("ARTRA"), a public company whose shares are traded on the New York Stock Exchange, owns, through a wholly-owned subsidiary, approximately 66.4% of the outstanding common stock of Lori and Lori's entire preferred stock issue. At December 31, 1994, ARTRA's interest in Lori common stock and Lori preferred stock was pledged as collateral for a bank loan to a wholly-owned ARTRA subsidiary that is the parent of Lori.

The  fashion  jewelry  business  is highly  competitive.  The  Company  competes primarily with other fashion jewelry designers and distributors. Sales of fashion jewelry have not returned to the levels experienced prior to the general economic recession in the United States in 1990-1991. Despite the broad-based recovery in the United States economy which has been evident at least since the third quarter of 1993, sales of fashion jewelry products have not returned to pre-recession levels. Although the fashion jewelry industry has traditionally been regarded as cyclical, the failure of fashion jewelry sales to rebound with the economy suggests that the current industry conditions reflect a fundamental adverse change in the industry rather than merely the trough in a cycle. Among the factors which have been identified as contributing to the recession in the fashion jewelry industry are (i) current fashion, which favors a minimum of jewelry and adornment; (ii) the general trend in the United States toward more casual attire in office and evening wear, with which attire no jewelry or a minimum of jewelry is worn; and (iii) the recessionary environment in the fine jewelry industry, which has resulted in fine jewelry manufacturers and distributors lowering prices and making available lower cost items, such as 10 karat gold jewelry, to increase market share at the expense of fashion jewelry distributors.

The continuing recession in the fashion jewelry industry has resulted in a number of competitors ceasing operations (in what is commonly referred to as a "shake out" in the industry). Many of the remaining competitors have taken steps designed to strengthen their positions in the markets or, in certain instances, simply to enable them to survive. These steps include improving operating efficiencies in the manufacturing or sourcing of goods, reducing staff, pressuring suppliers to lower costs or identifying new suppliers willing to do so, and accepting lower profit margins or increasing the use of service programs under which goods unsold by the retailer are accepted for return (or, alternatively, increasing the guaranteed profit margins of the retailers). The implementation of these steps by various competitors has resulted in significantly heightened competition in the fashion jewelry industry.

Competitive pressure has also been introduced in the industry by national discount department store chains. Tactics employed by these increasingly powerful chains have included (i) direct sourcing of "knock-offs" of the most successful lines or items sold, (ii) pressuring distributors such as Lori's operating subsidiaries to accept returns of unsold goods, (iii) delaying or withholding payments on other orders, threatening to suspend future business or unilaterally terminating other orders, and (iv) selling competitors' jewelry lines side-by-side. As these national chains continue to capture market share and drive regional chains and independently-owned stores out of business, their buying departments will have an increasing ability to dictate pricing in the fashion jewelry industry.

     Due to the conditions noted above, in recent years, the Company has suffered significant operating losses. No assurances can be given that either the business and operations of Lori or the market conditions in the fashion jewelry industry generally will improve in the immediate future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since December 31, 1993 and during 1994, Lori and its operating subsidiaries were not in compliance with certain provisions of their respective bank loan agreements. As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," on August 18, 1994, as amended December 23, 1994, ARTRA, Lori's parent, Fill-Mor Holding, Inc. ("Fill-Mor"), Lori and Lori's operating subsidiaries entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor. Under terms of the amended settlement agreement, as partial consideration, the bank lender received all of the assets of New Dimensions and New Dimensions ceased operations effective December 27, 1994. The operations of the Company's other subsidiaries, Lawrence and Rosecraft, are continuing as discussed below.



Operating Subsidiaries

Each of the Lori operating subsidiaries is a distributor of fashion jewelry. The Lori operating subsidiaries contract with outside sources for the manufacture of the jewelry it sells. Management believes that the loss of any one of its suppliers would not have a material adverse effect on its business because an adequate number of other suppliers are available. This jewelry is manufactured from readily available materials, which include gold, brass, steel, copper, zinc, plastics, glass stones, lacquer and enamel. Management believes that there is currently an ample supply of the raw materials needed by its suppliers to manufacture its jewelry and that multiple sources of supply exist.


         Lawrence

Lawrence  is  engaged  in  the   distribution   and  sale  of  a  full  line  of
popular-priced fashion costume jewelry and fashion accessories to mass merchandise retailers, department stores and specialty stores throughout the United States. Lawrence's sales are subject to seasonal fluctuations with peak selling seasons consisting of Spring (March/April), Back-to-School and Christmas (October/November).

A majority of Lawrence's annual sales involve the sale of fashion costume jewelry. Lawrence markets over 3,500 different styles of costume jewelry items annually.

Approximately 95% of Lawrence's products are marketed though its full service sales program, designed to provide customers with a continuous flow of merchandise. Services provided under this program include packaging, price pre-ticketing, stocking, merchandise display and inventory control.

Lawrence has approximately 20 customers with approximately 2,500 retail outlets in the United States. Among them are department stores, mass merchandisers, chain stores, specialty stores, boutiques, children's stores and gift stores. Lawrence sells all of its products directly to its customers who, on a limited basis, may be offered extended payment terms beyond 30 days depending upon their trade practices and financial strength. Lawrence does not have sales contracts with its customers.

Lawrence believes it is one of a number of significant costume jewelry companies. Some of these, however, are national suppliers which have greater financial resources than Lawrence. Lawrence competes largely through the ability of its full time staff of professional marketing and service representatives to meet customers' needs for continuity and timeliness of service and through the ability of its staff to identify fashion trends and develop appropriate products.

Lawrence has recently expanded its business to include outside retail support services to non-jewelry companies. Lawrence views this relatively new market as a potentially significant source of additional revenue.



         Rosecraft

Rosecraft is a creator, designer, importer and distributor on a direct basis of popular-priced fashion costume jewelry and related accessories for children which is sold in junior specialty chains, department and specialty stores and mass merchandise retailers throughout the United States. Rosecraft offers over 1,700 styles of earrings, necklaces, bracelets, hair and other fashion accessories. Many items are sold under the trademark "Rosecraft Kids", which is a recognized name in children's fashion jewelry and related accessories. Rosecraft employs designers to develop fashion costume jewelry and accessories to satisfy consumer demand and is responsible for creating items to provide new merchandise for Rosecraft's customers. Approximately 80% of Rosecraft's products are imported from the Far East with the remaining 20% of its products purchased from domestic manufacturers. Rosecraft believes that multiple sources of supply exist for its line of children's fashion costume jewelry and accessories.

Rosecraft has approximately 275 active customers with approximately 4,000 retail outlets in the United States. Rosecraft sells all of its products directly to its customers who, on a limited basis, may be offered extended payment terms beyond 30 days depending upon their trade practices and financial strength. Rosecraft does not have sales contracts with its customers.

Rosecraft believes that it competes in a fragmented industry with many regional suppliers and a few national suppliers, some of whom have greater financial resources than Rosecraft. Rosecraft competes on the basis of design, price, quality, delivery time and customer service.

In June, 1992, Rosecraft closed its Ladies line of fashion costume jewelry in order to concentrate on its higher margin Children's line of fashion costume jewelry and accessories. During the year ended December 31, 1992, the Ladies line accounted for approximately 16% of Rosecraft's sales. The closing of Rosecraft's Ladies line resulted in a charge to operations of $900,000. The restructuring charge included inventory liquidation costs, lease termination costs and employee severance costs.


         New Dimensions

As discussed above, under terms of the amended settlement agreement, Lori's bank lender received all of the assets of New Dimensions and New Dimensions ceased operations effective December 27, 1994. Previously, New Dimensions was principally engaged in the design, distribution and sale of popular-priced fashion costume jewelry and key chains to mass merchandise retailers throughout the United States. New Dimensions' operations were conducted principally through its service program in which New Dimensions provided product, packaging, price pre-ticketing, stocking, merchandise display and inventory control of the costume jewelry sold through its customers' retail outlets.


         Major Customers

Two major customers, Target Stores and Wal-Mart, accounted for sales of approximately $12,700,000 and $11,300,000, respectively, in 1994. The Company believes it has developed a strong relationship with Target Stores and that its service program has historically generated significant profits for this customer. Nevertheless, there can be no assurance that Target Stores will continue its business relationships with the Company. Termination of this relationship would have a material adverse effect on the Company's sales and earnings if the Company was not able to replace sales to this customer on a timely basis. During the fourth quarter of 1994, New Dimensions lost its account with Wal-Mart, which accounted for the principal portion of the Company's sales to Wal-Mart (although Wal-Mart remains a Rosecraft customer). The loss of the Wal-Mart account contributed to management's decision to assign all of the assets of New Dimensions as consideration for the agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries as discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Company's Consolidated Financial Statements. Accordingly, New Dimensions ceased operations effective December 27, 1994.


         Employees

At December 31, 1994, the Company employed approximately 600 persons, including approximately 350 part-time service representatives engaged by the Lawrence subsidiary. The Company considers its relationships with its employees to be good.

Item 2.  Properties

The following table sets forth a brief description of the properties of the Company and its subsidiaries. Lori and its subsidiaries believe that all of their facilities are adequate for their present and reasonably anticipated future business requirements.




Location                    General Description                                 Ownership

Lori and Rosecraft:
  Woonsocket, RI            Headquarters (Lori and Rosecraft)                   Leased, expiring in 1996
                            and distribution  facility of
                            approximately 86,200 sq. ft.

  New York, NY              Showroom of approximately 4,300 sq. ft.             Leased, expiring in 1996

Lawrence:
   Eden Prairie, MN         Headquarters and distribution facility              Leased, expiring in 1995
                              of approximately 42,000 sq. ft.


Item 3.  Legal Proceedings.

On February 5, 1993, New Dimensions filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 93 B 40653). On April 9, 1993, New Dimensions' reorganization plan was confirmed by an order of the Bankruptcy Court. On May 3, 1993, the consummation date of the reorganization, New Dimensions emerged from Chapter 11 bankruptcy court protection. See Note 5 to the Company's Consolidated Financial Statements for a discussion of the terms of New Dimensions' plan of reorganization.

As a result of the time required to complete the restructuring of New Dimensions and the financial significance to Lori of the restructuring, Lori did not timely file its Form 10-K for the year ended December 31, 1992 and its Form 10-Q for the quarter ended March 31, 1993 and has also been late in previous annual and quarterly filings with the Securities and Exchange Commission ("SEC"). As a result of discussions with the SEC, in June, 1993, Lori readily consented to a Final Judgment of Permanent Injunction to file with the SEC Form 10-K for the year ended December 31, 1992 and Form 10-Q for the quarter ended March 31, 1993 by late July and to meet future filing requirement deadlines.

Lori and its subsidiaries are parties in various business related litigation which, in the opinion of management, will not have a material adverse effect on the Company's financial position and results of operations.





Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II

Item 5.  Market  For the  Registrant's  Common  Equity and  Related  Shareholder
Matters.


The Company's common stock, $.01 par value, is traded on the American Stock Exchange ("AMEX"). The Company currently does not meet certain of the requirements for maintaining its listing on the AMEX and the AMEX is reviewing the status of the Company's listing on the exchange.

The high and low sales prices for Lori's common stock, as reported by the AMEX during the past two years, were as follows:

                                                            1994                           1993
                                                   ---------------------         ---------------------
                                                     High          Low             High          Low
                                                   -------       -------         -------       -------

First quarter ..............................       6             5               2 - 1/8       3/4
Second quarter .............................       7 - 1/8       3 - 1/8         3             2
Third quarter ..............................       8 - 1/8       5 - 1/4         5 - 3/4       2 - 3/8
Fourth quarter .............................       6 - 3/8       1 - 7/8         8 - 1/2       5 - 3/8



No dividends were paid in 1994 or 1993, nor are any anticipated in 1995. In recent years the Company was prohibited from paying dividends to its stockholders pursuant to the terms of its bank loan agreement. In addition, the Company's operating subsidiaries were prohibited from or restricted in paying dividends or making distributions to Lori under their respective bank loan agreements (except for limited overhead allocations payable to the parent entity). Accordingly, even if Lori were permitted to pay dividends to its stockholders, the restrictions or limitations on its operating subsidiaries in upstreaming payments had prohibited the payment of dividends by Lori. Due to current working capital restraints, the payment of dividends to Lori's stockholders in the foreseeable future is considered unlikely. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the loan agreements of the Company and its operating subsidiaries.

As of March 31, 1995 and December 31, 1994, there were approximately 5,600 shareholders of record.

Item 6.  Selected Financial Data.

Following is a consolidated summary of selected financial data of the Company for the five years ended December 31, 1994.



                                                          1994             1993             1992            1991             1990
                                                       ---------        ---------        ---------        ---------        --------
                                                                             (in thousands, except per share data)


Net sales ......................................       $  34,431        $  46,054        $  75,484        $ 106,834        $ 114,604
Earnings (loss)
   before extraordinary credits (A) ............         (18,502)          (1,672)         (34,619)          (7,099)           1,651
Extraordinary credits (B) ......................           8,965           22,057             --               --                 35
Net earnings (loss) ............................          (9,537)          20,385          (34,619)          (7,099)           1,686

Earnings (loss) per share:
   Earnings (loss)
     before extraordinary credits ..............           (5.80)            (.45)          (10.99)           (2.25)             .53
   Extraordinary credits .......................            2.81             6.03             --               --                .01
   Net earnings (loss) .........................           (2.99)            5.58           (10.99)           (2.25)             .54


Total assets (C) ...............................          18,704           40,174           42,818           66,877           78,942
Long-term debt .................................            --               --              6,105           23,548           22,862
Due to ARTRA (D) ...............................             289             --             16,025           15,981           17,902
Liabilities subject to compromise ..............            --               --             41,500             --               --
Debt subsequently discharged ...................           7,105             --               --               --               --
Cash dividends .................................            --               --               --               --               --


(A) The loss from continuing operations for the year ended December 31, 1994 includes a charge to operations of $10,800,000 representing a write-off of New Dimensions goodwill December 31, 1994. See Note 4 to the Company's Consolidated Financial Statements. The loss from continuing operations for the year ended December 31, 1992 includes charges to operations of $8,664,000 representing an impairment of goodwill at December 31, 1992 and $8,500,000 representing increased reserves for markdowns allowances and inventory valuation.

(B) The 1994 extraordinary credit represents a gain from a net discharge of indebtedness under terms of the Company's debt settlement agreement with its bank. See Note 4 to the Company's Consolidated Financial Statements. The 1993 extraordinary credit represents a gain from a net discharge of indebtedness due to the reorganization of the Company's New Dimensions subsidiary. See Note 5 to the Company's Consolidated Financial Statements. The 1990 extraordinary credit represent gains on purchases of New Dimensions senior notes at market prices lower than face value.

(C) As partial consideration for the debt settlement agreement, in December, 1994 the Company's bank lender received all of the assets of New Dimensions. See Note 4 to the Company's Consolidated Financial Statements.
(D) In February, 1993, ARTRA transferred all of its notes to Lori's capital account. In 1994, ARTRA made additional advances to Lori. Effective December 29, 1994, ARTRA exchanged $2,242,000 of its notes and advances for additional Lori preferred stock. See Note 14 to the Company's Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


General

On February 8, 1985, Lori entered into the fashion costume jewelry business through the acquisition of all of the outstanding shares of New Dimensions. During 1986 the Company expanded the jewelry segment by acquiring Rosecraft and Lawrence.

As discussed below in the "Liquidity and Capital Resources" section, on February 5, 1993 the Company's New Dimensions subsidiary filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 93 B 40653). On April 9, 1993, New Dimensions' reorganization plan was confirmed by an order of the Bankruptcy Court. On May 3, 1993, the consummation date of the reorganization, New Dimensions emerged from Chapter 11 bankruptcy court protection. As discussed below, under terms of a debt settlement agreement, Lori's bank lender received all of the assets of New Dimensions and New Dimensions ceased operations effective December 27, 1994.

In recent years, the Company suffered significant operating losses and since December 31, 1993 Lori and its operating subsidiaries were not in compliance with certain provisions of their respective bank loan agreements. On August 18, 1994, as amended December 23, 1994, ARTRA, Lori's parent, Fill-Mor, Lori and Lori's operating subsidiaries entered into and agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor. See Note 4 to the Consolidated Financial Statements and discussion below in "Liquidity and Capital Resources."


Liquidity and Capital Resources

Cash and cash equivalents increased $243,000 during the year ended December 31, 1994. Cash flows from financing activities of $4,701,000 exceeded cash flows used by operating activities of $3,211,000 and cash flows used by investing activities of approximately $1,247,000. Cash flows from financing activities were attributable to funds provided by ARTRA through advances and a contribution of capital and to a net overall increase in borrowings. Cash flows used by operating activities were principally attributable to the Company's loss from operations, before the effect of depreciation and amortization and other noncash operating expenses. Expenditures for warehouse and office equipment and retail fixtures during the year ended December 31, 1994 were $697,000.

During the year ended December 31, 1994, the Company's working capital deficiency decreased by $16,879,000 to $846,000. The decrease in working capital deficiency is principally attributable to a net discharge of indebtedness under terms of the Company's debt restructuring agreement with its bank lender as discussed below and in Note 4 to the Company's Consolidated Financial Statements.

In recent years, the Company has suffered significant operating losses, principally at its New Dimensions subsidiary. As a result of the significant operating loss incurred in 1992, on February 5, 1993, New Dimensions filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. On April 9, 1993, New Dimensions' reorganization plan was confirmed by an order of the Bankruptcy Court and on May 3, 1993, the consummation date of the reorganization, New Dimensions emerged from Chapter 11 bankruptcy court protection. The plan, among other things, provided for New Dimensions' bank lender to have the right to receive all of the issued and outstanding shares or assets of New Dimensions immediately prior to the consummation date. The bank then assigned its rights to receive the New Dimensions stock to a newly formed Lori subsidiary, which was then merged into New Dimensions, for consideration of $2,500,000, evidenced by New Dimensions' term loan note originally scheduled to be payable in varying quarterly installments, commencing March 31, 1994 through December 31, 1996. Lori assumed and guaranteed the balance of New Dimensions' pre-bankruptcy loans payable to the bank, amounting to $12,036,000, including accrued interest, which included the New Dimensions former line of credit and the New Dimensions former term loan, net of New Dimensions' direct obligation payable to the bank of $2,500,000 as noted above. The bank also provided New Dimensions with a revolving line of credit, including a letter of credit facility. Borrowings were limited to the lesser of $1,600,000 or a calculated borrowing base.

On February 5, 1993, Lawrence entered into a credit agreement with Lori's bank that provided for a revolving line of credit, which includes a letter of credit facility. Borrowings were limited to the lesser of $2,100,000 or a calculated borrowing base.

Effective March 31, 1993 Rosecraft entered into agreements with a bank that provided for a term loan of $2,977,000 and a revolving line of credit. The revolving line of credit provided for borrowings, including a letter of credit facility. Borrowings were limited to the lesser of $1,000,000 or a calculated borrowing base, less outstanding letters of credit. In addition to the revolving line of credit, the bank has provided an overadvance credit commitment of $1,200,000.

Since December 31, 1993, Lori and its operating subsidiaries were not in compliance with certain provisions of their respective bank loan agreements. At December 31, 1993, borrowings under the bank loan agreements of Lori and its operating subsidiaries totaled $21,952,000. In addition to scheduled maturitities of $2,833,000 under the bank loan agreements of Lori and its operating subsidiaries, the remaining borrowings of $19,119,000 under the bank loan agreements of Lori and its operating subsidiaries were reclassified as currently payable at December 31, 1993.

Effective August 18, 1994, Lori and Lori's operating subsidiaries (collectively, the "Borrowers"), ARTRA and Fill-Mor entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries. On December 13, 1994, Lori and Lori's operating subsidiaries were notified by the bank of certain defaults under the Settlement Agreement, including but not limited to a $1,115,000 payment due the bank on December 8, 1994. Prior to receipt of the default notice and thereafter, ARTRA and Lori entered into negotiations with the bank to amend or restructure the terms of the August 18, 1994 Settlement Agreement.

Effective December 23, 1994, the Borrowers, ARTRA and Fill-Mor and the bank entered into an amendment to the August 18, 1994 Settlement Agreement ("Amended Settlement Agreement"). Per terms of the Amended Settlement Agreement, borrowings due the bank under the loan agreements of the Borrowers and Fill-Mor (approximately $25,000,000 as of December 23, 1994), plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank). Upon the satisfaction of certain conditions of the Amended Settlement Agreement in 1995, as discussed below, the balance of this indebtedness was discharged.

In conjunction with the Amended Settlement Agreement, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, is collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares were originally issued to the bank under terms of the August 18, 1994 Settlement Agreement.

In exchange for the reduction of amounts due the bank, and as additional consideration for the $1,850,000 short-term loan agreement from the non-affiliated corporation, the Borrowers, ARTRA and Fill-Mor agreed to pay the following consideration, which supersedes the consideration agreed to under terms of the August 18, 1994 Settlement Agreement:

             A) A cash payment to the bank of $1,900,000, which was made prior to consummation of the Amended Settlement Agreement.

             B) 400,000 shares of ARTRA common stock. These 400,000 ARTRA common shares were originally issued to the bank under terms of the August 18, 1994 Settlement Agreement. The bank retained 100,000 shares and the non-affiliated corporation received 300,000 shares as additional consideration for its short-term loan.

             C) Assignment to the bank of all of the assets of Lori's New Dimensions subsidiary.

             D)   A $750,000 note payable to the bank due March 31, 1995.


Among other things, ARTRA has agreed to register the ARTRA shares issued in order to enable the ARTRA shares issued to be freely tradeable without restriction on or before July 31, 1995. Additionally, ARTRA advanced $400,000 to Lori to be used to fund the installment payment due December 31, 1994 for unsecured claims arising from the May 3, 1993 reorganization of New Dimensions.


The August 18, 1994 settlement agreement required ARTRA to contribute cash of $1,500,000 to Lori for working capital. ARTRA's cash contribution was funded by private placements of ARTRA common stock. An officer/director of Lori participated in the private placement of ARTRA common stock purchasing $150,000 of ARTRA common stock (37,500 shares), subject to the same terms and conditions as the other outside investors.

Lori recognized an extraordinary gain of $8,965,000 ($2.81 per share) in December 1994 as a result of the reduction of amounts due the bank under the loan agreements of the Borrowers and Fill-Mor to $10,500,000 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank) as of December 23, 1994. Lori also recorded a charge against operations of $10,800,000 in December 1994 to write-off New Dimensions' remaining goodwill.

     On March 31, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori of approximately $7,000,000 in 1995. Among other things, ARTRA has agreed to register the ARTRA shares issued in order to enable the ARTRA shares to be freely tradeable without restriction on or before July 31, 1995. In the event the shares are not registered by July 31, 1995, the bank has the right to put the 100,000 ARTRA shares back to ARTRA for an exercise price of $500,000. The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a director of Lori. The loan provides for interest at the prime rate plus 1% and, as additional consideration, the director received 150,000 Lori common shares valued at $337,500 ($2.25 per share) based upon Lori's closing market value on March 30, 1995.

In recent years, New Dimensions has experienced a pattern of operating losses primarily due to a shift in the buying patterns of its major customers (i.e. certain mass merchandisers) from participation in the New Dimension's service program to purchases of costume jewelry and accessories directly from manufacturers. In the fourth quarter of 1994, New Dimensions' largest customer, Wal-Mart, ended its participation in New Dimension's service program. Accordingly, the assignment to the Company's bank lender of all of the assets of the New Dimensions subsidiary in accordance with terms of the Amended Settlement Agreement, resulted in New Dimensions ceasing its operations effective December 27, 1994. New Dimensions cessation of operations is not expected to have a material adverse effect on the financial condition, liquidity or results of operations of the Company in the immediate future.

Lori anticipates that the successful completion of the restructuring of its debt, plus additional working capital borrowings either from ARTRA or external sources will permit it to fund its capital requirements in 1995. In addition, the Company continues to restructure its operations and is attempting to increase sales such that operating results will improve. If Lori is unable to obtain working capital borrowings to fund its operations in 1995 and improve the results of operations, it may be forced to liquidate its assets or file for protection under the Bankruptcy Code.

Lori's 1995 business plan is based on the continued dependence upon certain major customers.

The common stock and virtually all the assets of the Company and its operating subsidiaries have been pledged as collateral for the Company's and its operating subsidiaries' bank borrowings. Under its debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries. At December 31, 1994 substantially all cash and equivalents on the Company's consolidated balance sheet were restricted to use by and for the Company's operating subsidiaries. Due to the limited ability of the Company to receive funds from its operating subsidiaries, effective July 1, 1989, ARTRA placed a moratorium on the accrual of interest and the declaration and accrual of dividends on its Lori note and preferred stock, respectively. The moratorium has been extended indefinitely. Additionally, Lori has not paid dividends on its common stock in recent years and no dividend payments are anticipated in the immediate future.

During 1994, ARTRA made net advances to Lori of $2,531,000. The advances consisted of a $1,850,000 short-term note with interest at 10%, the proceeds of which were used to fund the $1,900,000 cash payment to the bank in conjunction with the Amended Settlement Agreement with Lori's bank lender, and certain non-interest bearing advances used to fund Lori working capital requirements.

Effective December 29, 1994 ARTRA exchanged $2,242,000 of its notes and advances for additional Lori Series C preferred stock. Additionally, the August 18, 1994 Settlement Agreement required ARTRA to contribute cash of $1,500,000 and ARTRA common stock with a fair market value of $2,500,000 to Lori's capital account.

In February, 1993, ARTRA transferred all of its notes (with a principal value of $15,990,000) to Lori's capital account.

Rosecraft, Lawrence and Lori's corporate entity have no material commitments for capital expenditures.

Results of Operations

         1994 vs 1993

Net sales of approximately $34,400,000 for the year ended December 31, 1994 were approximately $11,600,000, or 25.2%, lower than net sales for the year ended December 31, 1993. The 1994 results of operations include New Dimensions net sales of approximately $13,700,000 and operating loss of approximately $2,100,000 before a write-off of goodwill. The 1994 sales decrease is principally attributable to the combination of a soft retail environment, a planned reduction of in-store inventory levels by certain major customers in 1994 and a shift in the buying patterns of certain mass merchandisers from participation in the Company's service program to purchases of costume jewelry and accessories directly from manufacturers.

The Company's cost of sales of approximately $21,100,000 for the year ended December 31, 1994 decreased approximately $3,700,000 as compared to the year ended December 31, 1993. Cost of sales in the year ended December 31, 1994 was 61.2% of net sales compared to a cost of sales percentage of 58.3% for the year ended December 31, 1993. The 1994 cost of sales decrease is principally attributable to the decrease in sales volume as noted above. The cost of sales percentage increase of 3.9% is primarily attributable to a soft retail environment that resulted in depressed operating margins.

Selling, general and administrative expenses in the year ended December 31, 1994 decreased approximately $1,500,000 as compared to the year ended December 31, 1993. Selling, general and administrative expenses were 50.2% of net sales in the year ended December 31, 1994 as compared to 40.8% of net sales in the year ended December 31, 1993. The decrease in selling, general and administrative expenses is attributable to the decrease in sales volume. The increase in selling, general and administrative expenses as a percentage of net sales is attributable to the semi-fixed nature of these expenses.

As partial consideration per the terms of its debt settlement agreement with its bank lender the Company assigned the bank all of the assets of it's New Dimensions subsidiary. Accordingly, the Company recorded a charge against operations of $10,800,000 in December 1994 representing a write-off of New Dimensions' remaining goodwill.

Operating loss in the year ended December 31, 1994 was approximately $16,200,000 as compared to operating earnings of approximately $900,000 in the year ended December 31, 1993. The 1994 operating loss is principally attributable to the write-off of New Dimensions goodwill, plus the combination of a soft retail environment, a planned reduction of in-store inventory levels by certain major customers in 1994 and a shift in the buying patterns of certain mass merchandisers from participation in the Company's service program to purchases of costume jewelry and accessories directly from manufacturers.

Interest expense in the year ended December 31, 1994 increased approximately $400,000 as compared to the year ended December 31, 1993. The 1994 increase is principally due the effect of an increase in the prime rate.

Due to the Company's tax loss carryforwards and the uncertainty of future taxable income, no income tax benefit was recognized in connection with the Company's 1994 and 1993 pre-tax losses from continuing operations. The 1994 and 1993 extraordinary credits represent net gains from discharge of indebtedness. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credits due to the utilization of the Company's tax loss carryforwards.


         1993 vs 1992

Net sales of approximately $46,100,000 for the year ended December 31, 1993 were approximately $29,400,000, or 38.9%, lower than net sales for the year ended December 31, 1992. The 1993 sales decrease is primarily attributable to the New Dimensions reorganization which resulted in a reduction of New Dimensions' operating focus to certain product lines which management believes will permit New Dimensions to continue its ongoing operations. In early 1993, Wal-Mart ended its participation in New Dimensions' "Contempra" service program, although Wal-Mart continued to be a significant customer for New Dimensions' "Sarah Coventry" line of ladies costume jewelry and Trilko key chains through New Dimensions' service program. Due primarily to the discontinuance of the "Contempra" service program with Wal-Mart and other New Dimensions customers, in conjunction with its Chapter 11 reorganization, New Dimensions terminated its in-house service staff early in 1993 and contracted with the Lori's Lawrence subsidiary to conduct its remaining service program. Additionally, in June, 1992 Rosecraft closed its Ladies line of fashion costume jewelry in order to concentrate on its higher margin Children's line of fashion costume jewelry and accessories.

The Company's cost of sales of approximately $24,800,000 for the year ended December 31, 1993 decreased approximately $29,500,000 as compared to the year ended December 31, 1992. Cost of sales in the year ended December 31, 1993 was 53.8% of net sales compared to a cost of sales percentage of 72.0% for the year ended December 31, 1992. The 1993 cost of sales decrease is principally attributable to the decrease in sales volume as noted above. The cost of sales percentage decrease of approximately 18.2% is primarily attributable to management's efforts to concentrate on higher margin lines of jewelry and accessories in 1993, and to costs incurred in 1992 related to discontinued lines of business.

Selling, general and administrative expenses in the year ended December 31, 1993 decreased approximately $19,300,000 as compared to the year ended December 31, 1992. Selling, general and administrative expenses were 40.8% of net sales in the year ended December 31, 1993 as compared to 50.4% of net sales in the year ended December 31, 1992. The decrease in selling, general and administrative expenses is primarily attributable to a combination of the 1993 decrease in sales volume and to management's aggressive cutting of fixed overhead costs that began in the second half of 1992.

Depreciation and amortization expense decreased approximately $600,000 in the year ended December 31, 1993 as compared to the year ended December 31, 1992. The decrease is primarily attributable to the New Dimensions reorganization.

As of December 31, 1992, the Company's New Dimensions subsidiary recorded a charge to operations of $8,664,000 representing an impairment of goodwill at December 31, 1992.

During 1992 the Company's subsidiaries incurred restructuring costs aggregating $1,575,000. In June, 1992, Lori's Rosecraft subsidiary closed its Ladies line of fashion costume jewelry in order to concentrate on its higher margin Children's line of fashion costume jewelry and accessories. The closing of Rosecraft's Ladies line resulted in a charge to operations of $900,000 representing principally inventory liquidation costs, lease termination costs and employee severance costs. In the fourth quarter of 1992, Lori's New Dimensions subsidiary closed certain of its "Whims" retail outlet stores and made the decision to close additional "Whims" retail outlet stores and its New York City sales and executive office in 1993. The closing of the "Whims" retail outlet stores and the New York City sales and executive office resulted in a charge to operations of $675,000 representing principally inventory liquidation costs, lease termination costs and employee severance costs.

Operating earnings in the year ended December 30, 1993 were approximately $900,000 as compared to an operating loss of approximately $29,200,000 in the year ended December 31, 1992. The 1993 operating earnings are principally attributable to the New Dimensions reorganization which resulted in a reduction of New Dimensions' operating focus to certain product lines which management believed would be better received in the market than discontinued lines and to costs incurred in 1992 related to discontinued lines of business.

Due to the Company's tax loss carryforwards and the uncertainty of future taxable income, no income tax benefit was recognized in connection with the Company's 1993 pre-tax loss from continuing operations. The 1993 extraordinary credit represents a gain from a net discharge of indebtedness at Lori's New Dimensions subsidiary. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credit due to the utilization of Lori's tax loss carryforwards. Due to the Company's tax loss carryforwards, no income tax benefit was recognized in connection with the Company's 1992 pre-tax loss.


Seasonality

Retail sales of the Company's products are higher during the Spring (February through April) and Christmas (September through November) seasons. As a result of these seasonal factors, the Company's inventories of finished goods reach peak levels just prior to these periods and are generally lower during the balance of the year.



Impact of Inflation and Changing Prices

Inflation has become a less significant factor in our economy; however, to the extent permitted by competition, the Company generally passes increased costs to its customers by increasing sales prices over time.

Item 8.   Financial Statements and Supplementary Data.

Financial Statements and Schedules as listed on Page F-1.




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III



Item 10.   Directors and Executive Officers of the Registrant


Item 11.   Executive Compensation


Item 12.   Security Ownership of Certain Beneficial Owners and Management


Item 13.   Certain Relationships and Related Transactions


The information required by Part III will be filed as an amendment to Form 10-K.









                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)      1.   Financial Statements as listed on Page F-1.
                   2.   Financial Statement Schedules as listed on Page F-1.
                   3.   Exhibits as listed on Page E-1.


          (b)      Reports on Form 8-K.

                   On January 3, 1995 the Company filed Form 8-K to report the December 13, 1994 notification of certain defaults by the Company and its operating subsidiaries under the August Debt Settlement Agreement with a bank. Effective December 23,
                   1994, the parties entered into an Amended Settlement Agreement to discharge certain indebtedness due the bank.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   THE LORI CORPORATION

                                          By:           JOHN HARVEY
                                                   ---------------------
                                                       John Harvey
                                                   Chairman and Director
Dated:     April 12, 1995                       Principal Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, in the capacities and on the dates indicated.


     JOHN HARVEY             Chairman and Director               April 12, 1995
   -----------------
     John Harvey             Principal Executive Officer

   AUSTIN A. IODICE          Vice Chairman, President            April 12, 1995
   -----------------
   Austin A. Iodice          and Director

   JAMES D. DOERING           Vice President and                 April 12, 1995
   -----------------
   James D. Doering           Chief Financial Officer

    PETER R. HARVEY           Director                           April 12, 1995
   -----------------
    Peter R. Harvey

    ALEXANDER VERDE           Director                           April 12, 1995
   -----------------
    Alexander Verde

   LAWRENCE D. LEVIN          Controller                         April 12, 1995
   -----------------
   Lawrence D. Levin

                         INDEX TO FINANCIAL STATEMENTS


THE LORI CORPORATION AND SUBSIDIARIES

                                                                            Page
                                                                           ----

Report of Independent Accountants .......................................   F-2


Financial Statements:

    Consolidated Balance Sheets as December 31, 1994 and 1993 ...........   F-3

    Consolidated Statements of Operations
         for the years ended December 31, 1994, 1993 and 1992 ...........   F-5

    Consolidated Statements of Changes in Shareholders' Equity (Deficit)
         for the years ended December 31, 1994, 1993 and 1992 ...........   F-6

    Consolidated Statements of Cash Flows
         for the years ended December 31, 1994, 1993 and 1992 ...........   F-7

    Notes to Consolidated Financial Statements ..........................   F-8


     Schedules:

          I.Condensed Financial Information of Registrant ...............   F-22

         II.Valuation and Qualifying Accounts ...........................   F-26



Schedules other than those listed are omitted as they are not applicable or required or equivalent information has been included in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and Board of Directors
The Lori Corporation


We have audited the consolidated financial statements and the financial statement schedules of The Lori Corporation and Subsidiaries as listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of The Lori Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Lori Corporation and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a deficiency of working capital and does not have financing facilities in place for the coming year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's' plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





COOPERS & LYBRAND L.L.P.


Chicago, Illinois
April 12, 1995

                              THE LORI CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)



                                                                                                      December 31,      December 31,
                                                                                                            1994               1993
                                                                                                          -------            -------

ASSETS
Current assets:
   Cash and equivalents ......................................................................            $   783            $   540
   Restricted cash and equivalents ...........................................................                550

   Receivables, less allowance for doubtful accounts
      and markdowns of $1,338 in 1994 and $2,931 in 1993 .....................................                814              4,097
   Inventories ...............................................................................              2,105              5,938
   Other .....................................................................................                260                461
                                                                                                          -------            -------
                                                                                                            4,512             11,036
                                                                                                          -------            -------


Property, plant and equipment:
   Land ......................................................................................                                   350
   Buildings and improvements ................................................................                187              3,365
   Machinery and equipment ...................................................................              1,376              4,754
                                                                                                          -------            -------
                                                                                                            1,563              8,469
Less accumulated depreciation and amortization ...............................................              1,119              5,077
                                                                                                          -------            -------
                                                                                                              444              3,392
                                                                                                          -------            -------


Other assets:
   Excess of cost over net assets acquired, net of
      accumulated amortization of $3,415 in 1994 and $17,790 in 1993 .........................             13,140             24,957
   Other .....................................................................................                608                789
                                                                                                          -------            -------
                                                                                                           13,748             25,746
                                                                                                          -------            -------
                                                                                                          $18,704            $40,174
                                                                                                          =======            =======



The accompanying notes are an integral part of the consolidated financial statements.

                              THE LORI CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)



                                                                                                      December 31,      December 31,
                                                                                                            1994               1993
                                                                                                          -------            -------

LIABILITIES
Current liabilities:
   Current maturities of long-term debt ........................................................         $    750          $  2,833
   Long-term debt reclassified as current ......................................................                             19,119
   Notes payable ...............................................................................                                138
   Accounts payable ............................................................................            3,414             3,334
   Accrued expenses ............................................................................              905             3,337
   Due to ARTRA ................................................................................              289
                                                                                                          -------           -------
                                                                                                            5,358            28,761
                                                                                                          -------           -------

Debt subsequently discharged ...................................................................            7,105
                                                                                                          -------


Other noncurrent liabilities ...................................................................              963             2,853
                                                                                                          -------           -------

Commitments and contingencies


SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock,  $.01 value;  authorized  1,000 shares,  all series;  Series C, issued 10 shares in 1994 and 7 shares in 1993,
   including accrued dividends .................................................................           19,515            17,273
Common stock, $.01 par value; authorzed 10,000 shares;
   issued 3,265 shares in 1994 and 3,163 shares in 1993 ........................................               32                31
Less restricted common stock (100 shares), at cost .............................................             (700)
Additional paid-in capital .....................................................................           65,392            60,680
Accumulated deficit ............................................................................          (78,961)          (69,424)
                                                                                                          -------           -------
                                                                                                            5,278             8,560
                                                                                                          -------           -------
                                                                                                          $18,704           $40,174
                                                                                                          =======           =======



The accompanying notes are an integral part of the consolidated financial statements.

                              THE LORI CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1994, 1993 and 1992
                     (In thousands, except per share data)


                                                                                         1994              1993              1992
                                                                                       --------          --------          --------

Net sales ....................................................................        $  34,431         $  46,054         $  75,484

Costs and expenses:
   Cost of goods sold, exclusive of depreciation and amortization ............           21,087            24,795            54,334
   Selling, general and administrative .......................................           17,281            18,811            38,051
   Depreciation and amortization .............................................            1,456             1,521             2,102
   Impairment of  goodwill ...................................................           10,800                               8,664
   Restructuring costs .......................................................                                                1,575
                                                                                       --------          --------          --------
                                                                                         50,624            45,127           104,726
                                                                                       --------          --------          --------
Operating earnings (loss) ....................................................          (16,193)              927           (29,242)
                                                                                       --------          --------          --------
Other income (expense):
   Interest expense ..........................................................           (2,302)           (1,936)           (4,590)
   Other income, net .........................................................                3               137              (101)
   Reorganization and debt renegotiation costs ...............................                               (767)             (700)
                                                                                       --------          --------          --------
                                                                                         (2,299)           (2,566)           (5,391)
                                                                                       --------          --------          --------
Loss before income taxes and extraordinary credits ...........................          (18,492)           (1,639)          (34,633)
(Provision) credit for income taxes ..........................................              (10)              (33)               14
                                                                                       --------          --------          --------
Loss before extraordinary credits ............................................          (18,502)           (1,672)          (34,619)
Extraordinary credits, net discharge of indebtedness .........................            8,965            22,057
                                                                                       --------          --------          --------
Net earnings (loss) ..........................................................        $  (9,537)        $  20,385         $ (34,619)
                                                                                       ========          ========          ========

Earnings (loss) per share:
   Loss before extraordinary credits .........................................        $   (5.80)        $    (.45)        $  (10.99)
   Extraordinary credits .....................................................             2.81              6.03
                                                                                          -----             -----             -----
               Net earnings (loss) ...........................................        $   (2.99)        $    5.58         $  (10.99)
                                                                                          =====             =====             =====

Weighted average number of shares of common stock and
   common stock equivalents outstanding ......................................            3,195             3,656             3,149
                                                                                         ======            ======            ======



The accompanying notes are an integral part of the consolidated financial statements.

                              THE LORI CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN  SHAREHOLDERS'  EQUITY (DEFICIT) for
              the years ended December 31, 1994, 1993 and 1992
                  (In thousands of dollars, except share data)


                                                                                                                           Total
                                                                             Restricted        Additional             Shareholders'
                                 Preferred   Stock          Common Stock       Common Stock     Paid-in  Accumulated      Equity
                                  Shares    Dollars       Shares   Dollars    Shares   Dollars   Capital   (Deficit)     (Deficit)
                                 --------   -------     ---------  -------   -------   ------   -------    -------       -------

Balance at December 31, 1991 .     7,459  $   17,273    3,148,632  $    31                      $ 44,630   ($55,190)      $ 6,744
 Net loss ....................                                                                              (34,619)      (34,619)
 Fractional shares purchased .                               (106)                                    (4)                      (4)
                                 -------     -------     --------  -------                       -------    -------       -------
Balance at December 31, 1992 .     7,459      17,273    3,148,526       31                        44,626    (89,809)      (27,879)
 Net earnings .................                                                                              20,385        20,385
 Transfer of notes payable
   to ARTRA to Lori's
   capital account ...........                                                                     15,990                  15,990
 Exercise of stock
   options and warrants ......                              9,250                                      38                      38
  to pay liabilities .........                              5,532                                      32                      32
 Fractional shares purchased .                               (536)                                     (6)                     (6)

Balance at December 31, 1993 .     7,459      17,273   3 ,162,772        31                        60,680    (69,424)       8,560
 Net loss ....................                                                                                (9,537)      (9,537)
 ARTRA capital contributions .                                                                      4,000                   4,000
 Lori preferred stock issued in
   exchange for ARTRA
   notes and advances ........     2,242       2,242                                                                        2,242
 Common stock issued
    under terms of
   debt settlement agreement .                            100,000          1                          699                     700
 Restricted common stock .....                                                100,000     ($700)                             (700)
 Exercise of stock
    options and warrants .....                              2,500                                      13                      13
 Fractional shares purchased .                               (253)
                                 -------     -------     --------     ------- -------     -----    -------   -------      -------
 Balance at December 31, 1994 .    9,701  $   19,515    3,265,019      $  32  100,000     ($700)  $ 65,392  ($78,961)     $ 5,278
                                   =====    ========    =========      =====  =======     =====   ========  ========      =======



The accompanying notes are an integral part of the consolidated financial statements.

                              THE LORI CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1994, 1993 and 1992
                                 (In thousands)



                                                                                                1994           1993          1992
                                                                                              -------        -------       -------

Cash flows from operating activities:
   Net earnings (loss) ................................................................      $ (9,537)      $ 20,385       $(34,619)
      Adjustments to reconcile net earnings (loss)
         to cash flows from operating activities:
         Extraordinary gain from net discharge of indebtedness ........................        (8,965)       (22,057)
         Depreciation of property, plant and equipment ................................           438            503            972
         Amortization of excess of cost over net assets acquired ......................         1,018          1,018          1,130
         Impairment of goodwill .......................................................        10,800                         8,664
         Amortization of other assets .................................................           648            217            881
         Loss on sale of property, plant and equipment ................................                                         365
         Inventory valuation reserve ..................................................                                       4,900
      Changes in assets and liabilities:
        (Increase) decrease in receivables ............................................         2,117         (1,503)         4,644
        Decrease in inventories .......................................................         1,098          1,453          2,052
        Decrease in other current and noncurrent assets ...............................           153            574            871
        Increase (decrease) in payables and accrued expenses ..........................          (513)          (616)         2,071
        Decrease in other current and noncurrent liabilities ..........................          (468)          (521)           (38)
                                                                                               ------         ------          -----
Net cash flows used by operating activities ...........................................        (3,211)          (547)        (8,107)
                                                                                               ------         ------          -----
Cash flows from investing activities:
   Additions to property, plant and equipment .........................................           (32)          (108)          (619)
   Retail fixtures ....................................................................          (665)          (951)

   Restricted cash ....................................................................          (550)
                                                                                               ------         ------          -----
Net cash flows used by investing activities ...........................................        (1,247)        (1,059)          (619)
                                                                                               ------         ------          -----
Cash flows from financing activities:
   Net increase (decrease) in short-term debt .........................................          (138)           (12)         9,300
   Proceeds from long-term borrowings .................................................         1,241          4,863          1,318
   Reduction of long-term debt ........................................................          (444)        (3,587)        (1,303)
   ARTRA capital contribution .........................................................         1,500
   Notes and advances due to ARTRA ....................................................         2,531
   Other ..............................................................................            11             49             (4)
                                                                                               ------         ------          -----
Net cash flows from financing activities ..............................................         4,701          1,313          9,311
                                                                                               ------         ------          -----

Increase (decrease) in cash and cash equivalents ......................................           243           (293)           585
Cash and equivalents, beginning of year ...............................................           540            833            248
                                                                                               ------         ------          -----
Cash and equivalents, end of year .....................................................      $    783       $    540       $    833
                                                                                               ======         ======          =====

Supplemental cash flow information:
Cash paid during the year for:
       Interest .......................................................................      $    435       $  1,421       $  1,704
       Income taxes paid, net .........................................................            24             12             21
Supplemental schedule of noncash investing and financing activities:
    ARTRA common stock issued to Lori's bank lender
       under terms of the debt settlement agreement ...................................         2,500
    Transfer New Dimensions assets, net of cash of $674,
       to Lori's bank lender under terms of the debt settlement agreement .............         6,475
    Lori preferred stock issued in exchange for ARTRA notes and advances ..............         2,242
    Notes payable to ARTRA transferred to Lori's capital account ......................                       15,990
    Debt refinanced ...................................................................                        6,105
    Reclassification of liabilities subject to compromise .............................                                      41,500


The accompanying notes are an integral part of the consolidated financial statements.

                     THE LORI CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

ARTRA GROUP Incorporated ("ARTRA"), a public company whose shares are traded on the New York Stock Exchange, owns, through a wholly-owned subsidiary, approximately 66.4% of The Lori Corporation's ("Lori" or the "Company") outstanding common stock and all of Lori's outstanding preferred stock. At December 31, 1994, ARTRA's interest in Lori common stock and Lori preferred stock was pledged as collateral for a bank loan to a wholly-owned ARTRA subsidiary that is the parent of Lori.

     The accompanying consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses from continuing operations of $18,502,000 in 1994, $1,672,000 in 1993 and $34,619,000 in 1992, respectively. The Company has a deficiency of working capital of $846,000 at December 31, 1994 and no financing in place for the coming year. No assurances can be given that either the business and operations of Lori or the market conditions in the fashion jewelry industry generally will improve in the immediate future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lori anticipates that the successful completion of the restructuring of its debt (see Note 4), plus additional working capital borrowings either from ARTRA or external sources will permit it to fund its capital requirements in 1995. In addition, the Company continues to restructure its operations and is attempting to increase sales such that operating results will improve. If Lori is unable to obtain working capital borrowings to fund its operations in 1995 and improve the results of operations, it may be forced to liquidate its assets or file for protection under the Bankruptcy Code.

Lori's 1995 business plan is based on the continued dependence upon certain major customers.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A.   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany accounts and transactions are eliminated.


B.   Cash Equivalents

Short-term investments with an initial maturity of less than ninety days are considered cash equivalents.

As required under terms of it debt settlement agreement (see Note 4), at December 31, 1994, Lori maintained a deposit in trust of $550,000 to fund the installment payment due December 31, 1994 for unsecured claims arising from the May 3, 1993 reorganization of New Dimensions. The installment payment was made in January, 1995.

                     THE LORI CORPORATION AND SUBSIDIARIES

C.   Inventories

Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.


D.   Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred and expenditures for major renovations are capitalized. Depreciation is computed on the basis of estimated useful lives principally by the straight line method for financial statement purposes and principally by accelerated methods for tax purposes. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the period covered by the lease.

The costs of property retired or otherwise disposed of are applied against the related accumulated depreciation to the extent thereof, and any profit or loss on the disposition is recognized in earnings.


E.   Intangible Assets and Other Assets

The net assets of a purchased business are recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of net assets acquired (goodwill) is reflected as intangible assets and amortized on a straight-line basis principally over a period of 40 years.

The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance (for each operating company) over its remaining life can be recovered through forecasted future operations. The charge to operations of $10,800,000 represents the write-off of all of New Dimensions' goodwill.

At December 31, 1992, the Company recognized an impairment of goodwill at the New Dimensions subsidiary due to the significant operating loss incurred in 1992 which resulted in the Chapter 11 reorganization of New Dimensions as discussed in Note 5. The Company adjusted the carrying value of New Dimensions' goodwill to its estimated value based upon New Dimensions' expected level of future operations and reduced the amortization period of the remaining New Dimensions goodwill to a twenty year period beginning January 1, 1993.

Retail displays, classified in other assets, are amortized on a straight-line basis over their estimated lives.


F.   Revenue Recognition

Sales to customers are recorded at the time of shipment net of estimated markdowns and merchandise credits.


G.   Income Taxes

Income taxes are accounted for as prescribed in Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured

                     THE LORI CORPORATION AND SUBSIDIARIES
using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to recovered or settled. Prior to January 1, 1991, the Company followed Statement of Financial Accounting Standards No. 96 - Accounting for Income Taxes. The adoption of Statement No. 109 did not have a material impact upon the Company's financial statements.


3.    INVENTORIES

 Inventories at December 31, (in thousands)consist of:

                                                            1994           1993
                                                           ------         ------

Raw materials and supplies .......................         $  115         $  278
Work in process ..................................             19             16
Finished goods ...................................          1,971          5,644
                                                           ------         ------
                                                           $2,105         $5,938
                                                           ======         ======


4.   DEBT RESTRUCTURING

Effective August 18, 1994, Lori and Lori's operating subsidiaries (collectively, the "Borrowers"), ARTRA and Fill-Mor (a wholly-owned subsidiary of ARTRA) entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries. On December 13, 1994, Lori and Lori's operating subsidiaries were notified by the bank of certain defaults under the Settlement Agreement, including but not limited to a $1,115,000 payment due the bank on December 8, 1994. Prior to receipt of the default notice and thereafter, ARTRA and Lori entered into negotiations with the bank to amend or restructure the terms of the August 18, 1994 Settlement Agreement.

Effective December 23, 1994, the Borrowers, ARTRA and Fill-Mor and the bank entered into an amendment to the August 18, 1994 Settlement Agreement ("Amended Settlement Agreement"). Per terms of the Amended Settlement Agreement, borrowings due the bank under the loan agreements of the Borrowers and Fill-Mor (approximately $25,000,000 as of December 23, 1994), plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank). Upon the satisfaction of certain conditions of the Amended Settlement Agreement in 1995, as discussed below, the bank lender has agreed to discharge the balance of this indebtedness.

In conjunction with the Amended Settlement Agreement, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, is collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares, originally issued to the bank under terms of the August 18, 1994 Settlement Agreement, are carried in the Company's Consolidated Balance Sheet as restricted common stock. Upon payment of the loan, these shares will revert to treasury stock.

                     THE LORI CORPORATION AND SUBSIDIARIES

In exchange for the reduction of amounts due the bank, and as additional consideration for the $1,850,000 short-term loan agreement from the non-affiliated corporation, the Borrowers, ARTRA and Fill-Mor agreed to pay the following consideration, which supersedes the consideration agreed to under terms of the August 18, 1994 Settlement Agreement:

             A) A cash payment to the bank of $1,900,000, which was made prior to consummation of the Amended Settlement Agreement.

             B) 400,000 shares of ARTRA common stock. These 400,000 ARTRA common shares were originally issued to the bank under terms of the August 18, 1994 Settlement Agreement. The bank retained 100,000 shares and the non-affiliated corporation received 300,000 shares as additional consideration for its short-term loan.

             C) Assignment to the bank of all of the assets of Lori's New Dimensions subsidiary.

             D)   A $750,000 note payable to the bank due March 31, 1995.


Among other things, ARTRA has agreed to register the ARTRA shares issued in order to enable the ARTRA shares issued to be freely tradeable without restriction on or before July 31, 1995. Additionally, ARTRA advanced $400,000 to Lori to be used to fund the installment payment due December 31, 1994 for unsecured claims arising from the May 3, 1993 reorganization of New Dimensions.

The August 18, 1994 settlement agreement required ARTRA to contribute cash of $1,500,000 to Lori for working capital. ARTRA's cash contribution was funded by private placements of ARTRA common stock. An officer/director of Lori participated in the private placement of ARTRA common stock purchasing $150,000 of ARTRA common stock (37,500 shares), subject to the same terms and conditions as the other outside investors.

Lori recognized an extraordinary gain of $8,965,000 ($2.81 per share) in December 1994 as a result of the reduction of amounts due the bank under the loan agreements of the Borrowers and Fill-Mor to $10,500,000 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank) as of December 23, 1994 calculated (in thousands) as follows:


         Amounts due the bank under loan agreements
            of Lori and its operating subsidiaries               $  22,749
         Less amounts due the bank                                  (7,855)
                                                                    ------
         Bank debt discharged                                       14,894
         Accrued interest and fees discharged                        3,635
         Other liabilities discharged                                1,985
         Less consideration to the bank per terms of the
             amended settlement agreement
                  Cash                                              (1,900)
                  ARTRA common stock                                (2,500)
                  New Dimensions assets assigned to the bank        (7,149)
                                                                    ------
                           Net extraordinary gain                $   8,965
                                                                    ======


         Lori also recorded a charge against operations in December 1994 to write-off New Dimensions' goodwill, which had a book value of $10,800,000.

                     THE LORI CORPORATION AND SUBSIDIARIES

On March 31, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged resulting in an additional extraordinary gain to Lori of approximately $7,000,000 in 1995. Among other things, ARTRA has agreed to register the ARTRA shares issued in order to enable the ARTRA shares issued to be freely tradeable without restriction on or before July 31, 1995. In the event the shares are not registered by July 31, 1995, the bank has the right to put the 100,000 ARTRA shares back to ARTRA for an exercise price of $500,000. The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a director of Lori. The loan provides for interest at the prime rate plus 1% and, as additional consideration, the director received 150,000 Lori common shares valued at $337,500 ($2.25 per share) based upon Lori's closing market value on March 30, 1995.


5.   NEW DIMENSIONS 1993 RESTRUCTURING

On February 5, 1993, New Dimensions filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 93 B 40653). On April 9, 1993, New Dimensions' reorganization plan was confirmed by an order of the Bankruptcy Court and on May 3, 1993, the consummation date, New Dimensions emerged from Chapter 11 bankruptcy court protection, New Dimensions' bank lender provided long-term working capital financing and Lori guaranteed and assumed certain New Dimensions' debt obligations.

Lori's ownership of 100% of the common stock of New Dimensions was not affected by the reorganization of New Dimensions. Accordingly, the principles of fresh start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", were not applicable to the New Dimensions reorganization and no adjustments were made to the carrying value of New Dimensions assets and liabilities, except to reflect terms of the plan of reorganization.

The reorganization of New Dimensions resulted in an extraordinary gain of $22,057,000 ($6.03 per share) from a net discharge of indebtedness calculated (in thousands) as follows:

         Amount due on New Dimensions' 12.75% Senior Notes,
             including accrued interest                               $  22,822
         Trade liabilities and accrued expenses                           3,231
                                                                         ------
                  Total unsecured claims                                 26,053
         Less present value of payments due to unsecured creditors       (2,725)
         Less present value of  bank restructuring loan fee              (1,271)
                                                                         ------
                  Net extraordinary gain                               $ 22,057
                                                                         ======


Additionally,  during 1993 New Dimensions  incurred  reorganization  expenses of
$767,000   related  to  the   bankruptcy   process,   which  are  classified  as
non-operating expenses.

Due to the reduction of sales volume and resulting operating losses incurred in 1992 that culminated in the February, 1993 Chapter 11 filing, at December 31, 1992 New Dimensions recorded a charge to operations of $8,664,000 ($2.75 per share) representing the excess of net book value of New Dimensions goodwill over its estimated recoverable value. Effective January 1, 1993, New Dimensions began amortizing the remaining goodwill over twenty years.

At December 31, 1992, due to the reduction in sales volume and resulting operating losses incurred in 1992 that culminated in the February, 1993 Chapter 11 filing, New Dimensions discontinued several lines of fashion costume jewelry and recorded a charge to operations of $4,900,000 ($1.34 per share) to write-down the remaining inventory to estimated net realizable value.

                              THE LORI CORPORATION

6.    LONG-TERM DEBT

Long-term debt  (in thousands)  consists of:

                                                                                               December 31,          December 31,
                                                                                                   1994                  1993
                                                                                                --------              --------


     Amounts due Lori's bank lender
         under terms of a debt settlement agreement ...............................             $  7,855
     New Dimensions bank term loan,
         interest at the prime rate plus 1% .......................................                                   $  2,500
     New Dimensions bank line of credit,
         interest at the prime rate plus 1% .......................................                                        350
     Lori bank term loan,
         interest at the prime rate plus 1% .......................................                                      11,899
     Lawrence bank line of credit,
         interest at the prime rate plus 1.75% ....................................                                       2,099
     Rosecraft bank credit agreement,
         interest at the prime rate plus 2% .......................................                                      5,104
                                                                                                --------              --------
                                                                                                   7,855                21,952
     Current maturities ...........................................................                 (750)               (2,833)
     Debt subsequently discharged .................................................               (7,105)                 --
     Long-term debt reclassified as current .......................................                                    (19,119)
                                                                                                --------              --------
                                                                                                $    -                $    -
                                                                                                ========              ========



As discussed in Note 5, on February 5, 1993, New Dimensions filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. On April 9, 1993, New Dimensions' reorganization plan was confirmed by an order of the Bankruptcy Court and on May 3, 1993, the consummation date of the reorganization, New Dimensions emerged from Chapter 11 bankruptcy court protection. The plan, among other things, provided for New Dimensions' bank lender to have the right to receive all of the issued and outstanding shares or assets of New Dimensions immediately prior to the consummation date. The bank then assigned its rights to receive the New Dimensions stock to a newly formed Lori subsidiary, which was then merged into New Dimensions, for consideration of $2,500,000, evidenced by New Dimensions' term loan note originally scheduled to be payable in varying quarterly installments, commencing March 31, 1994 through December 31, 1996. Interest on the term note was at the prime rate plus 1%. Lori assumed and guaranteed the balance of New Dimensions' pre-bankruptcy loans payable to the bank, amounting to $12,036,000, including accrued interest, which included the New Dimensions former line of credit discussed and the New Dimensions former term loan, net of New Dimensions' direct obligation payable to the bank of $2,500,000 as noted above. The bank also provided New Dimensions with a revolving line of credit, including a letter of credit facility. Borrowings, limited to the lesser of $1,600,000 or a calculated borrowing base. The credit agreement was scheduled to mature on April 30, 1996.

                     THE LORI CORPORATION AND SUBSIDIARIES

On February 5, 1993, Lawrence entered into a credit agreement with Lori's bank that provided for a revolving line of credit, which included a letter of credit facility. Borrowings were limited to the lesser of $2,100,000 or a calculated borrowing base, less outstanding letters of credit. The loan provided for interest at the prime rate plus 1.75%.

Effective March 31, 1993 Rosecraft entered into agreements with a bank that provided for a term loan of $2,977,000 and a revolving line of credit, both with interest at the prime rate plus 2%. The term loan was payable in varying monthly installments commencing January 31, 1994, with the final monthly installment originally scheduled to be payable November 30, 1997. The revolving line of credit provided for borrowings, including a letter of credit facility. Borrowings were limited to the lesser of $1,000,000 or a calculated borrowing base, less outstanding letters of credit. In addition to the revolving line of credit, the bank has provided an overadvance credit commitment of $1,200,000. The revolving line of credit was scheduled to mature December 31, 1997.

Since December 31, 1993 and during 1994, Lori and its operating subsidiaries were not in compliance with certain provisions of their respective bank loan agreements. At December 31, 1993, borrowings under the bank loan agreements of Lori and its operating subsidiaries totaled $21,952,000. In addition to scheduled maturitities of $2,833,000 under the bank loan agreements of Lori and its operating subsidiaries, the remaining borrowings of $19,119,000 under the bank loan agreements of Lori and its operating subsidiaries were reclassified as currently payable at December 31, 1993.

As discussed in Note 4, effective August 18, 1994, as amended effective December 23, 1994, ARTRA, Fill-Mor, Lori and Lori's operating subsidiaries entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor. Per terms of the Amended Settlement Agreement, borrowings due the bank under the loan agreements of Lori and its operating subsidiaries and Lori's parent, Fill-Mor, plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank).

On March 31, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori of approximately $7,000,000 in 1995 (See Note 4).

At December 31, 1994, the common stock and virtually all the assets of Lori's subsidiaries were pledged as collateral for Lori's and its subsidiaries' borrowings. Under its debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries. At December 31, 1994 and 1993 substantially all cash and equivalents on the Company's consolidated balance sheet are restricted to use by and for the Company's operating subsidiaries.


7.   PREFERRED STOCK

The Series C cumulative preferred stock, owned in its entirety by ARTRA, accrues dividends at the rate of 13% per annum on its liquidation value. Accumulated dividends were $7,011,000 at December 31, 1993 and 1992. Due to restrictions on the ability of the Company to receive funds from its operating subsidiaries (see
Note 6), effective July 1, 1989 ARTRA placed a moratorium on the declaration and accrual of dividends on its Lori preferred stock. The moratorium has been extended indefinitely.

The Series C preferred stock is redeemable at Lori's option at prices based upon the principal amount paid plus accumulated dividends and a redemption premium that increases each year until 1995.

Effective December 29, 1994 ARTRA exchanged $2,242,000 of its notes and advances for additional Lori Series C preferred stock.

                     THE LORI CORPORATION AND SUBSIDIARIES

8.   STOCK OPTIONS AND WARRANTS

         Long-Term Stock Investment Plan

On December 16, 1993 Lori's stockholders approved the Long-Term Stock Investment Plan (the "1993 Plan"), effective January 1, 1993, which authorizes the grant of options to purchase the Company's common stock to executives, key employees and non-employee consultants and agents of the Company and its subsidiaries. The 1993 Plan authorizes the awarding of Stock Options, Incentive Stock Options and Alternative Appreciation Rights. The 1993 Plan reserved 1,500,000 shares of the Company's common stock for grant on or before December 31, 2002.

As of March 16, 1993, the Company's Board of Directors approved the issuance of non-qualified options to purchase an aggregate of 555,628 shares of Lori common stock at an exercise price of $1.125 per share (the closing price of Lori common stock on March 15, 1993) to a corporation controlled by Austin Iodice, the Vice Chairman , President and director of the Company and to an agent of the Company. The options were granted in connection with management agreements entered into with them pursuant to which they agreed to provide managerial and supervisory services to the Company and its subsidiaries. Additionally, as of March 16, 1993, the Company's Board of Directors approved the issuance of options to purchase an aggregate of 368,500 shares of Lori common stock at an exercise price of $1.125 per share (the closing price of Lori common stock on March 15, 1993) to certain executives, key employees, agents and a director of the Company. The options were granted under the Company's 1982 Stock Option Plan (the "1982 Plan"), subject to stockholder approval of the amendment of the 1982 Plan. Subsequent thereto, counsel to the Company advised the Board that the 1982 Plan, which had expired, could not be amended and extended.

Accordingly, on October 12, 1993, the Board of Directors of Lori approved a proposed Long-Term Stock Investment Plan of the Company (the "Plan" or the "Option Plan") which authorizes the grant of options to purchase the Company's common stock to executives, key employees and agents of the Company and its subsidiaries. In connection with this approval, the Board approved the issuance under the Plan (subject to the approval and adoption of the Plan by the stockholders) of options on the same terms as the original March 16, 1993 options which it had previously authorized under the 1982 Plan. The Plan was approved by the stockholders at the December 16, 1993 annual meeting, effective as of January 1, 1993.

On August 25, 1993, the Board of Directors approved the grant to various key employees of Lori and its subsidiaries of options to purchase 154,000 shares in the aggregate of its common stock at an exercise price of $3.125 per share, the market price of the stock at the original date of grant. One third of these options are to vest on each of the first three anniversary dates of the date of grant to each employee who has remained continuously employed by the Company (or the subsidiary) through the anniversary date.


         Incentive Stock Option Plan

Options to purchase common shares of the Company have been granted to certain officers and key employees under the 1982 Incentive Stock Option Plan ("the plan"), which initially reserved 250,000 shares of the Company's common stock. On December 19, 1990, Lori's stockholders approved an increase in the number of shares available for grant under the plan to 500,000. The plan expired in 1992.

On June 9, 1988, the Company granted options under the plan to various officers and key employees of Rosecraft and Lawrence at the then fair market value ($5.00 per share). At December 31, 1993, options to purchase 8,250 shares of the Company's common stock at $5.00 per share were outstanding. The options expire June 9, 1998.

                     THE LORI CORPORATION AND SUBSIDIARIES

         Summary of Options

         A summary of stock option transactions for the years ended December 31 is as follows:


                                                                              1994                 1993                1992
                                                                             ------               ------              ------

     Outstanding at January 1:
         Shares ................................................           1,097,044               19,416               92,916

                                                                            $  1.125             $   5.00             $   5.00
         Prices ................................................                to                   to                   to
                                                                            $  12.19             $  12.19             $  12.30
     Options granted:
         Shares ................................................                                1,078,128
                                                                                                 $  1.125
         Prices ................................................                                     to
                                                                                                 $  3.125
     Options exercised:
         Shares ................................................              (2,500)                (500)
         Price .................................................            $   5.00             $   5.00

     Options canceled:
         Shares ................................................            (136,666)                                  (73,500)
                                                                            $  3.125                                 $    5.00
         Prices ................................................                to                                        to
                                                                            $  12.19                                  $  12.30
     Outstanding at December 31:
         Shares ................................................             957,878            1,097,044               19,416
                                                                             =======            =========               ======
                                                                            $  3.125             $  1.125             $   5.00
         Prices ................................................                to                   to                   to
                                                                            $   5.00             $  12.19             $  12.19

     Options exercisable at December 31 ........................             939,210               18,916               19,416
                                                                             =======               ======               ======
     Options available for future grant
         at December 31 ........................................           1,472,000            1,346,000              432,950
                                                                           =========            =========              =======


                     THE LORI CORPORATION AND SUBSIDIARIES

         Warrants

On November 23, 1988, Lori issued warrants to purchase 25,000 of its common shares, at $4.00 per share, to an investment banker as additional compensation for certain financial and advisory services. During 1993, the warrant holder exercised warrants to purchase 8,750 shares of Lori common stock. At December 31, 1994, warrants to purchase 16,250 shares of Lori's common stock at $4.00 per share remained outstanding.


9.   COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease certain office and warehouse facilities used to conduct its distribution operations. At December 31, 1994, future minimum lease payments under operating leases that have an initial or remaining noncancelable term of more than one year are $271,000 in 1995 and $98,000 in 1996.

     Rental expense of continuing operations was $927,000, $1,008,000 and $1,831,000 in 1994, 1993 and 1992,respectively, net of sublease income of $73,000 in 1992.

In 1993, the Company entered into management agreements, for a three year period ending March 31, 1996, with a corporation controlled by Austin Iodice, the Vice Chairman, President and director of the Company, and with an individual to provide managerial and supervisory services to the Company and its subsidiaries. The agreements provide for minimum salary levels, as well as for incentive bonuses which are payable if certain management goals are attained. Additionally, the agreements called for the issuance of non-qualified options to purchase an aggregate of 555,628 shares of Lori common stock, pursuant to the Company's Long-Term Stock Investment Plan, at a price of $1.125 per share as discussed in Note 8. The aggregate commitment for future salaries at December 31, 1994, excluding bonuses, during the remaining term of all management and employment agreements is approximately $600,000.

                     THE LORI CORPORATION AND SUBSIDIARIES

10.   INCOME TAXES

A summary of the provision (credit) for income taxes relating to operations is as follows (in thousands):

                                                1994       1993       1992
                                                ----       ----       ----


     Continuing operations:
       State ............................       $ 10       $ 33       $(14)
                                                ====       ====       ====


The 1994 extraordinary credit represents a net gain from discharge of bank indebtedness under the loan agreements of Lori and its operating subsidiaries. The 1993 extraordinary credit represents a gain from a net discharge of indebtedness at the Company's New Dimensions subsidiary. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credits due to the utilization of tax loss carryforwards.

No income tax benefit was recognized in connection with the Company's 1992 pre-tax loss due to the Company's tax loss carryforwards.

The difference between the statutory Federal income tax rate and the effective income tax rate is reconciled as follows:

                                                                                          % of Earnings (Loss) Before Income Taxes
                                                                                          ----------------------------------------
                                                                                          1994            1993            1992
                                                                                         ------          ------          ------

     Statutory Federal tax rate Provision (Benefit) .................................     (34.0)%          35.0 %         (34.0) %
     State and local taxes,
       net of  Federal benefit ......................................................        .1              .2             (.1)
     Current year tax loss not utilized .............................................                                      24.4
     Amortization of goodwill .......................................................       3.6              .8             1.1
     Impairment of goodwill .........................................................      38.6                             8.5
     Previously unrecognized benefit from
       utilizing tax loss carryforwards .............................................      (8.2)          (35.8)
                                                                                           ----            ----            ----
                                                                                             .1 %            .2 %           (.1) %
                                                                                           ====            ====            ====


                     THE LORI CORPORATION AND SUBSIDIARIES

10.   INCOME TAXES, Continued

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liabilities and deferred tax assets at December 31, 1994 and 1993 and their approximate tax effects (in thousands) are as follows:

                                                                                1994                           1993
                                                                      ------------------------       ------------------------
                                                                      Temporary        Tax           Temporary         Tax
                                                                      Difference    Difference       Difference     Difference
                                                                      ----------    ----------       ----------     ----------

     Trade accounts receivable ................................       $  1,300        $    500        $  3,100        $  1,200

     Inventories ..............................................            300             100           5,600           2,200

     Accrued other ............................................            400             200           1,300             500

     Net operating loss .......................................         54,000          21,100          48,000          18,700
                                                                                        ------                          ------

               Total deferred tax asset .......................                         21,900                          22,600
                                                                                        ------                          ------

     Machinery and equipment ..................................
                                                                          (400)           (200)           (800)           (300)
               Total deferred tax liability ...................                         ------                          ------
                                                                                          (200)                           (300)
                                                                                        ------                          ------
               Valuation allowance ............................                        (21,700)                        (22,300)
                                                                                        ------                          ------
               Net deferred tax asset .........................                        $   -                           $   -
                                                                                        ======                          ======



The Company has recorded a valuation allowance with respect to future tax benefits and the net operating loss reflected in the deferred tax assets as a result of the uncertainty of their ultimate realization.

As of December 31, 1994, the Company has Federal income tax operating loss carryforwards of approximately $54,000,000, expiring as follows (in thousands):

     Year
     ----

     1995 ............................................             $13,000
     1996 ............................................               1,000
     1997 ............................................                 --
     1998 ............................................               3,000
     1999 ............................................               1,000
     After 1999 ......................................              36,000
                                                                    ------
                                                                   $54,000
                                                                    ======


                     THE LORI CORPORATION AND SUBSIDIARIES

11.   EMPLOYEE BENEFIT PLANS

The Company's operating subsidiaries have defined contribution benefit plans covering eligible employees. Both employee and employer contributions are generally determined as a percentage of the covered employee's annual compensation. The total expense relating to continuing operations from all plans amounted to $8,000, $27,000 and $121,000 in 1994, 1993 and 1992, respectively.

The Company typically does not offer the types of benefit programs that fall under the guidelines of Statement of Financial Accounting Standards No. 106 - Employers Accounting for Post Retirement Benefits Other Than Pensions and Statement of Financial Accounting Standards No. 112 - Employers Accounting for Post Employment Benefits.


12.   RESTRUCTURING COSTS

In the fourth quarter of 1992, the Company's New Dimensions subsidiary closed certain of its "Whims" retail outlet stores and made the decision to close additional "Whims" retail outlet stores and its New York City sales and executive office in 1993. The closing of the "Whims" retail outlet stores and the New York City sales and executive office resulted in a charge to operations in the fourth quarter of 1992 of $675,000. The restructuring charge includes inventory liquidation costs, lease termination costs and employee severance costs which were expended principally in the first quarter of 1993.

In June, 1992, the Company's Rosecraft subsidiary closed its Ladies line of fashion costume jewelry in order to concentrate on its higher margin Children's line of fashion costume jewelry and accessories. The closing of Rosecraft's Ladies line resulted in a charge to operations of $900,000. The restructuring charge includes inventory liquidation costs, lease termination costs and employee severance costs.


13.   EARNINGS PER SHARE

Earnings (loss) per share is computed by dividing net earnings (loss), after deduction for the annual preferred dividend requirement, if applicable, by the weighted average number of shares of common stock and common stock equivalents (options and warrants), unless anti-dilutive, outstanding during the year. Fully diluted earnings per share is not presented since the result is equivalent to primary earnings per share.


14.   RELATED PARTY TRANSACTIONS

During 1994, ARTRA made net advances to Lori of $2,531,000. The advances consisted of a $1,850,000 short-term note with interest at 10%, the proceeds of which were used to fund the $1,900,000 cash payment to the bank in conjunction with the Amended Settlement Agreement with Lori's bank lender, and certain non-interest bearing advances used to fund Lori working capital requirements.

Effective December 29, 1994 ARTRA exchanged $2,242,000 of its notes and advances for additional Lori Series C preferred stock. Additionally, the August 18, 1994 Settlement Agreement required ARTRA to contribute cash of $1,500,000 and ARTRA common stock with a fair market value of $2,500,000 to Lori's capital account.

In February, 1993, ARTRA transferred all of its notes (with a principal value of $15,990,000) to Lori's capital account.

                     THE LORI CORPORATION AND SUBSIDIARIES

ARTRA provides certain financial, accounting and administrative services for the Company's corporate entity. Additionally, the Company's corporate entity leases its administrative office space from ARTRA. During 1994, 1993 and 1992 fees for these services amounted to $151,000, $115,000 and $307,000, respectively. Prior to February, 1993, these fees were added to the Company's note to ARTRA. During 1993 and 1992 the Company made net payments (borrowings) on the ARTRA note of $35,000 and $(44,000), respectively. In February, 1993, ARTRA contributed its notes to Lori's capital. Subsequent to February, 1993, the Company made net payments to ARTRA of $139,000 and $115,000 in 1994 and 1993, respectively, for administrative services.

In January, 1993, the Company's New Dimensions subsidiary made payments totaling $155,000 to a corporation controlled by Austin Iodice, the Vice Chairman, President and director of the Company for managerial and supervisory services performed in 1992.


15.   INDUSTRY SEGMENT INFORMATION

The Company operates within the U.S. in one industry segment in which it designs and distributes popular-priced fashion costume jewelry. The Company's customers are primarily mass merchandisers and others engaged in the retail industry.

Two major customers, Target Stores and Wal-Mart, accounted for sales of approximately $12,700,000 and $11,300,000, respectively, in 1994. During the fourth quarter of 1994, New Dimensions lost its account with Wal-Mart, which accounted for the principal portion of the Company's sales to Wal-Mart (although Wal-Mart remains a Rosecraft customer). Two major customers, Wal-Mart and Target Stores, accounted for sales of approximately $15,500,000 and $14,800,000 in 1993, respectively. In 1992 three major customers, Wal-Mart, Target Stores and Kmart, accounted for sales of approximately $21,600,000, $11,600,000 and $9,200,000, respectively.


16.   LITIGATION

On February 5, 1993, New Dimensions filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 93 B 40653). On April 9, 1993, New Dimensions' reorganization plan was confirmed by an order of the Bankruptcy Court and on May 3, 1993, the consummation date, New Dimensions emerged from Chapter 11 bankruptcy court protection, New Dimensions' bank lender provided long-term working capital financing and Lori guaranteed and assumed certain New Dimensions debt obligations. See Note 5 for a discussion of the terms of New Dimensions' plan of reorganization.

As a result of the time required to complete the restructuring of New Dimensions and the financial significance to Lori of the restructuring, Lori did not timely file Form 10-K for the year ended December 31, 1992 and its Form 10-Q for the quarter ended March 31, 1993 and has also been late in previous annual and quarterly filings with the Securities and Exchange Commission ("SEC"). As a result of discussions with the SEC, in June, 1993, Lori readily consented to a Final Judgment of Permanent Injunction to file with the SEC Form 10-K for the year ended December 31, 1992 and Form 10-Q for the quarter ended March 31, 1993 by late July and to meet future filing requirement deadlines.

Lori and its subsidiaries are parties in various business related litigation which, in the opinion of management, will not have a material adverse effect on the Company's financial position and results of operations.

                     THE LORI CORPORATION AND SUBSIDIARIES
           SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              THE LORI CORPORATION
                                 BALANCE SHEETS
                           December 31, 1994 and 1993
                         (Registrant Only In Thousands)


                                                                                                     1994              1993
                                                                                                    ------             ------

     ASSETS
     Current assets:
        Cash ..........................................................................           $     15


        Restricted cash ...............................................................                550

        Other current assets ..........................................................                  1              $   26
                                                                                                    ------              ------
                                                                                                       566                  26
                                                                                                    ------              ------

     Other assets:
        Investments in and advances to affiliates .....................................             15,156              24,447
                                                                                                    ------              ------
                                                                                                    15,156              24,447
                                                                                                    ------              ------
                                                                                                  $ 15,722            $ 24,473
                                                                                                    ======              ======

     LIABILITIES
     Current liabilities:
        Notes payable and current maturities of long-term debt ........................           $  7,855            $  1,400
        Long-term debt reclassified as current ........................................                                 10,499
        Accounts payable ..............................................................              1,156                 631
        Accrued expenses ..............................................................                216                 774
        Due to ARTRA ..................................................................                289
                                                                                                     ------              ------
                                                                                                     9,516              13,304
                                                                                                    ------              ------
     Other noncurrent liabilities .....................................................                928               2,609
                                                                                                    ------              ------
     SHAREHOLDERS'  EQUITY  (DEFICIT)
     Preferred stock, Series C ........................................................             19,515              17,273
     Common stock .....................................................................                 32                  31
     Less restricted common stock .....................................................               (700)
                                                                                                    ------              ------
     Additional paid-in capital .......................................................             65,392              60,680
     Accumulated deficit ..............................................................            (78,961)            (69,424)
                                                                                                    ------              ------
                                                                                                     5,278               8,560
                                                                                                    ------              ------
                                                                                                  $ 15,722            $ 24,473
                                                                                                    ======              ======


The accompanying notes are an integral part of the condensed financial information.

                     THE LORI CORPORATION AND SUBSIDIARIES
           SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              THE LORI CORPORATION
                            STATEMENTS OF OPERATIONS
              for the years ended December 31, 1994, 1993 and 1992
                         (Registrant Only In Thousands)



                                                                                      1994                1993               1992
                                                                                     ------              ------             ------


Selling, general and administrative expenses ...........................           $    967            $    701            $    441
Interest expense .......................................................              1,315                 754
Equity in loss of affiliates ...........................................             17,061               1,595              30,814
Allocated corporate overhead ...........................................             (1,040)             (1,310)
Other expense (income), net ............................................                  7                   8                 (13)
                                                                                     ------              ------              ------
Loss before income taxes and extraordinary credit ......................            (18,310)             (1,748)            (31,242)
Benefit (charge) equivalent to  income taxes ...........................               (192)                 76              (3,377)
                                                                                     ------              ------              ------
Loss before extraordinary credit .......................................            (18,502)             (1,672)            (34,619)
Extraordinary credit, net discharge of indebtedness ....................              8,965              22,057
                                                                                     ------              ------              ------
Net earnings (loss) ....................................................           $ (9,537)           $ 20,385            $(34,619)
                                                                                     ======              ======              ======




The accompanying notes are an integral part of the condensed financial information.

                     THE LORI CORPORATION AND SUBSIDIARIES
           SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              THE LORI CORPORATION
                            STATEMENTS OF CASHFLOWS
              for the years ended December 31, 1994, 1993 and 1992
                         (Registrant Only In Thousands)


                                                                                              1994            1993            1992
                                                                                             ------          ------          ------

 Cash flows from operating activities:
    Net earnings (loss) ............................................................       $ (9,537)       $ 20,385        $(34,619)
      Adjustments to reconcile net loss
      to cash flows from operating activities:
         Extraordinary gain from net discharge of indebtedness .....................         (8,965)        (22,057)

         Equity in (earnings) loss of affiliates ...................................         17,061           1,595          30,814
         Amortization of excess of cost over net assets acquired ...................              7               7               7
         Benefit (charge) equivalent to  income taxes ..............................            192             (76)          3,377
         Changes in assets and liabilities:
             Increase (decrease) in other current and noncurrent assets ............             25             (18)             (8)
             Increase (decrease) in other current and noncurrent liabilities .......         (2,030)         (1,008)             62
                                                                                             ------          ------          ------
 Net cash flows used by operating activities .......................................         (3,247)         (1,172)           (367)
                                                                                             ------          ------          ------
 Cash flows from investing activities:
    Restricted cash ................................................................           (550)
    Net dividends from (advances) to subsidiaries ..................................           (176)          1,279             327
                                                                                             ------          ------          ------
 Net cash flows from (used by) investing activities ................................           (726)          1,279             327
                                                                                             ------          ------          ------
 Cash flows from financing activities:
    Proceeds from long-term borrowings .............................................                                            519
    Reduction of long-term borrowings ..............................................            (43)           (172)           (475)
    ARTRA capital contribution .....................................................          1,500
    Notes and advances due to ARTRA ................................................          2,531
    Other, net .....................................................................                             64              (4)
                                                                                             ------          ------          ------
 Net cash flows from (used by) financing activities ................................          3,988            (108)             40
                                                                                             ------          ------          ------

 Net increase (decrease) in cash ...................................................             15              (1)
 Cash balance beginning of year ....................................................                              1               1
                                                                                             ------          ------          ------
 Cash balance end of year ..........................................................       $     15        $     -         $      1
                                                                                             ======          ======          ======

 Supplemental schedule of noncash investing and financing activities:
    ARTRA common stock issued to Lori's bank lender
        under terms of the debt settlement agreement ...............................       $  2,500

    Notes and advances payable to ARTRA
        transferred to Lori's capital account ......................................                       $ 15,990

    Lori preferred stock issued in exchange for ARTRA notes and advances ...........          2,242

    Transfer New Dimensions assets, net of cash,
        to Lori's bank lender under terms of the debt settlement agreement .........          6,475


The accompanying notes are an integral part of the condensed financial information.


                     THE LORI CORPORATION AND SUBSIDIARIES

                                LORI CORPORATION

                         NOTES TO FINANCIAL INFORMATION

                               (Registrant Only)



1.   Presentation

The condensed financial information of the Registrant has been prepared in accordance with the instructions for Schedule I to Form 10-K. The Registrant's investments in subsidiaries and affiliates are presented on the equity method.


2.   Commitments and Contingencies

See Note 9 of the consolidated financial statements.


3.   Restricted Assets

The terms of several debt agreements place certain restrictions on the net assets of certain operating subsidiaries. See Note 6 of the consolidated financial statements for additional information.


4.   Long-Term Debt

See Note 6 of the consolidated financial statements.


5.   Income Taxes

The Registrant files a consolidated income tax return with its subsidiaries. For financial reporting purposes, the Registrant's charge or benefit equivalent to income tax represents the difference between the aggregate of income taxes computed on a separate return basis for each of the subsidiaries and the income taxes computed on a consolidated basis.

                     THE LORI CORPORATION AND SUBSIDIARIES
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1994, 1993 and 1992
                                 (in thousands)


              Column A                                       Column B            Column C           Column D           Column E
              --------                                       --------      ---------------------   -----------       ------------
                                                                              (1)          (2)
                                                            Balance at     Charged to   Charged                       Balance at
                                                           Beginning of    Costs and    to Other                        End of
             Description                                      Period       Expenses     Accounts   Deductions           Period
      -------------------------                             ----------     ---------   ----------  ----------         -----------


For the year ended December 31, 1994:

   Deducted from assets to which they apply:

      Allowance for inventory valuation ................       $ 4,150       $   218                  $ 4,161 (A)         $   207
                                                                =======       ======                   ======              ======

      Allowance for markdowns ..........................       $ 2,499       $ 4,799                  $ 6,463 (B)         $   835

      Allowance for doubtful accounts ..................           432           269                      198 (C)             503
                                                               -------       -------                   ------              ------

                                                               $ 2,931       $ 5,068                  $ 6,661             $ 1,338
                                                               =======       =======                   ======              ======


For the year ended December 31, 1993:

   Deducted from assets to which they apply:

      Allowance for inventory valuation ................       $ 4,900       $   172                  $   922 (A)         $ 4,150
                                                               =======       =======                   ======              ======

      Allowance for markdowns ..........................       $ 5,280       $ 5,722                  $ 8,503 (B)         $ 2,499

      Allowance for doubtful accounts ..................           557           335                      460 (C)             432
                                                               -------       -------                  -------              ------

                                                               $ 5,837       $ 6,057                  $ 8,963             $ 2,931
                                                               =======       =======                  =======             =======


For the year ended December 31, 1992:

   Deducted from assets to which they apply:

      Allowance for inventory valuation ................       $ 4,900                                                    $ 4,900
                                                                                                                           ======

      Allowance for markdowns ..........................       $ 5,125       $21,051                 $ 20,896 (B)         $ 5,280

      Allowance for doubtful accounts ..................           562           209                      214 (C)             557
                                                               -------       -------                  -------             -------

                                                               $ 5,687       $21,260                 $ 21,110             $ 5,837
                                                               =======       =======                  =======             =======

       (A) Principally inventory written off, net of recoveries. (B) Principally markdowns taken. (C) Principally uncollectible accounts written off, net of recoveries.


                               INDEX OF EXHIBITS


(A) Exhibits included herein:

          EXHIBIT 10       Material contracts

                  10.1 ASSIGNMENT AGREEMENT, dated and effective March 31, 1995, by and among IBJ Schroder Bank & Trust Company, The Lori Corporation, Lawrence Jewelry Co., Lawrence Jewelry Corporation, New Dimensions Accessories Ltd., Rosecraft, Inc., Fill-Mor Holding, Inc., ARTRA GROUP Incorporated and Alexander Verde.

                  10.2     REGISTRATION  AND  SETTLEMENT  AGREEMENT  dated as of
                           March   31,   1995  by  and   between   ARTRA   GROUP
                           Incorporated and IBJ Schroder Bank & Trust Company.




          EXHIBIT 11 Computation of earnings per share and equivalent share of common stock for the three years ended December 31, 1994.

          EXHIBIT 21       Subsidiaries


(B) Exhibits incorporated herein by reference:

         EXHIBIT 3         Articles of Incorporation and By-laws

                  3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4(a)(1) to the Company's Registration Statement on Form S-2 (Registration No. 2-98628) filed.

                   3.2 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Delaware Secretary of State February 12, 1991 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1990).

                   3.3 Statement of Designation of the rights and preferences of the Company's Series C Preferred Stock (incorporated by reference to Exhibit 3(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

                   3.4 Bylaws of the Company, as amended and restated effective December 19, 1990 (incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1990).


          EXHIBIT 10       Material contracts

                  10.1 AMENDED SETTLEMENT AGREEMENT by and among THE LORI CORPORATION, LAWRENCE JEWELRY CO., LAWRENCE JEWELRY CORPORATION, NEW DIMENSIONS ACCESSORIES LTD. (formerly known as R.N. Koch, Inc.), ROSECRAFT, INC., FILL-MOR HOLDING, INC., ARTRA GROUP INCORPORATED AND IBJ SCHRODER BANK & TRUST COMPANY, dated as of December 23, 1994 filed as an exhibit to Registrant's Form 8-K, dated January 3, 1995.

                  10.2 Loan Agreement, dated as of December 23, 1994, by and among ARTRA GROUP Incorporated and McGOODWIN JAMES & CO filed as an exhibit to Registrant's Form 8-K, dated January 3, 1995.

                  10.3 Settlement Agreement dated August 18, 1994 by among The Lori Corporation, Lawrence Jewelry Co., Lawrence Jewelry Corporation, New Dimensions Accessories, Ltd., Rosecraft, Inc., Fill-Mor Holding, Inc., ARTRA GROUP Incorporated and IBJ Schroder Bank & Trust Company, dated as of August 18,1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                  10.4 Pledge and Security Agreement between The Lori Corporation and IBJ Schroder Bank & Trust Company dated as of August 18, 1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                  10.5 Pledge and Security Agreement between Lawrence Jewelry Co. and IBJ Schroder Bank & Trust Company dated as of August 18, 1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                  10.6 Pledge and Security Agreement between Lawrence Jewelry Corporation and IBJ Schroder Bank & Trust
                           Company dated as of August 18, 1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                  10.7 Pledge and Security Agreement between New Dimensions Accessories, Ltd and IBJ Schroder Bank & Trust Company dated as of August 18, 1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                  10.8 Pledge and Security Agreement between Rosecraft, Inc. and IBJ Schroder Bank & Trust Company dated as of August 18, 1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended

                  10.9 Pledge and Security Agreement between Fill-Mor Holding, Inc. and IBJ Schroder Bank & Trust Company dated as of August 18, 1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                  10.10 Term Loan Agreement dated as of May 3, 1993 between New Dimensions Accessories, Ltd. and IBJ Schroder Bank & Trust Company (incorporated by reference to
                           Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

                  10.12 Credit Agreement dated as of May 3, 1993 between New Dimensions Accessories, Ltd. and IBJ Schroder Bank & Trust Company (incorporated by reference to Exhibit
                           10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

                  10.13 Term Loan Agreement dated as of March 31, 1993 between Rosecraft, Inc. and IBJ Schroder Bank & Trust Company (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

                  10.14 Credit Agreement dated as of March 31, 1993 between Rosecraft, Inc. and IBJ Schroder Bank & Trust Company (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

                  10.15 Management Agreement dated as of April 9, 1993 between the Company and Nitsua, Ltd. (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31,
                           1992).

                  10.16 Management Agreement dated as of April 9, 1993 between the Company and Anthony J. Giglio (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

                  10.17 Amended and Restated Guarantee Agreement dated as of March 31, 1993 by the Company in favor IBJ Schroder Bank & Trust Company (incorporated by reference to
                           Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

                  10.18 Voluntary Petition of New Dimensions Accessories, Ltd. for reorganization under Chapter 11 of the Bankruptcy Code filed February 5, 1993 in the United States Bankruptcy Court for the Southern District of New York (incorporated by reference to Exhibit 28.1 to the Company's Current Report on Form 8-K dated February 18, 1993).

                  10.19 Debtor's Amended Chapter 11 Plan of New Dimensions Accessories, Ltd. filed on February 16, 1993 in the United States Bankruptcy Court for the Southern District of New York (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 18, 1993).

                  10.20 Debtor's Amended Chapter 11 Plan, as modified, of New Dimensions Accessories, Ltd. dated March 9, 1993 with Proposed Modifications dated March 26, 1993, as filed in the United States Bankruptcy Court for the Southern District of New York (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 17, 1993).

                  10.21 Amended Disclosure Statement dated as February 16, 1993, of New Dimensions Accessories, Ltd. pursuant to Section 1125 of the Bankruptcy Code (incorporated by reference to Exhibit 28.2 to the Company's Current Report on Form 8-K dated
                           February 18, 1993).

                  10.22    Second  Amended  Disclosure   Statement  Pursuant  to
                           Section 1125 of the Bankruptcy Code of New Dimensions Accessories, Ltd. (incorporated by reference to
                           Exhibit 28.1 to the Company's Current Report on Form 8-K dated May 17, 1993).

                  10.23 Notice of Entry of Order Confirming Second Amended Plan of Reorganization as Modified dated April 9, 1993 (incorporated by reference to Exhibit 28.2 to the Company's Current Report on Form 8-K dated May 17, 1993).

                  10.24 Credit Agreement dated as February 5, 1993 between Lawrence Jewelry Co. and IBJ Schroder Bank & Trust Company (incorporated by reference to Exhibit 28.3 to the Company's Current Report on Form 8-K dated February 18, 1993).

                  10.25 Amended and Restated License Agreement Dated as of July 20, 1988 between Lifestyle Brands, Ltd. and New Dimensions Accessories, Ltd. (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated May 17, 1993).

                  10.26 The Company's Long-Term Stock Investment Plan (incorporated by reference to Appendix A to the Company's Proxy Statement dated November 2, 1993 (filed with the Commission on November 2, 1993).