Form 10-K/A
period 1994-12-31
LORI CORP
filed 1995-04-25
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-K/A

                                AMENDMENT NO. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 1994

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
         For the transition period from ________ to _______

                         Commission file number 1-6081

                              THE LORI CORPORATION
             (Exact name of registrant as specified in its charter)



             Delaware                                    36-2262248
- -------------------------------               -------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

   500 Central Avenue, Northfield, IL                       60093
- ---------------------------------------                   --------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (708) 441-7300

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
    Title of Each Class                               on Which Registered
- ----------------------------                        -----------------------
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


State the aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 1995: $2,449,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at February 28, 1995
- ----------------------------                --------------------------------
Common stock, $.01 par value                           3,165,004

Documents Incorporated by Reference:   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information Regarding Directors

         John Harvey, age 63. Chief Executive Officer from December 1990 to April 1993, Chairman of the Board since 1985 and a Director since 1982. Chairman of the Executive Committee. Chairman of the Board and Chief Executive Officer of ARTRA GROUP Incorporated ("ARTRA") (fashion jewelry, flexible packaging and investments), the owner of 61.5% of Lori's common stock, since 1968; a Director of Plastic Specialties and Technologies, Inc. ("PST") (textiles, hose and tubing); and a Director of Ozite Corporation, the parent of PST ("Ozite") (textiles, hose and tubing).

         Peter R. Harvey, age 60. Director since 1982. Chairman of Committee on Compensation and Options and member of the Executive Committee. President, Chief Operating Officer and a Director of ARTRA since 1968; a Director and Chief Operating Officer of SoftNet Systems, Inc. ("Softnet"), formerly The Vader Group Inc. (image processing and health care cost containment); Vice President and Director of PST; and a Director of Ozite.

         Austin A. Iodice, age 53. Director of Lori since December 1990, Vice Chairman of Lori since October 1992, and President and Chief Executive Officer of Lori since April 1993. Chairman of the Board and Chief Executive Officer of Lori's New Dimensions subsidiary, from November 1992 to January 1993 and since May 1993. President, Chairman of the Board and a Director of Lori's Rosecraft subsidiary since February 1993. Chief Executive Officer, Chairman of the Board and a Director of Lori's Lawrence subsidiary since January 1993. President of Ansa Company, Inc. (baby bottles and accessories) from May 1990 to present. Associated with Technical Tape Incorporated (pressure sensitive tape) from 1964 to February 1989 in various capacities, including as a director and most recently as president and chief executive officer from 1980 until February 1989. Mr. Iodice served as the Chairman and Chief Executive Officer of New Dimensions until shortly before it filed a voluntary petition under Chapter 11 of the Bankruptcy Code in February 1993. New Dimensions was reorganized and emerged from the protection of the Bankruptcy Code in May 1993, at which time Mr. Iodice was reappointed to these offices.

         Alexander Verde, age 62. Director since December 19, 1990. President of AVS Marketing Specialists Incorporated (sales and marketing) from 1974 to present.

         Each director shall hold office until the next annual meeting of the stockholders or until their successors have been duly elected and qualified.

         Messrs. John Harvey and Peter R. Harvey are brothers. ARTRA is the parent of Lori. New Dimensions, Lawrence and Rosecraft are subsidiaries of Lori. PST, Softnet, Ozite and Rymer Foods, Inc. are affiliates of Lori.

Information Regarding Executive Officers

         James D. Doering, age 58. Vice President and Chief Financial Officer of Lori since February 1988. Mr. Doering has also served as the Vice President, since 1980, Treasurer, since 1987, Chief Financial Officer, since 1988, and Controller, from 1980 to 1987, of ARTRA.

         Lawrence D. Levin, age 43. Controller of Lori since December 1989 and Assistant Chief Financial Officer of Lori since April 1993. Mr. Levin has also served as the Controller, since May 1987, and Assistant Controller, from January 1980 to May 1987, of ARTRA.

         Richard Mandra, age 46. Assistant Controller of Lori since April 1993. Vice President and Treasurer of Lori from January 1985 to April 1993.

         Edwin Rymek, age 65, Secretary of Lori since December 1982. Mr. Rymek is also the Secretary of ARTRA.

         See "Management - Information Regarding Directors" for a description of the positions held by John Harvey and Austin A. Iodice, each of whom serves as an executive officer of Lori.

         Officers are appointed by the boards of directors of Lori and its subsidiaries and serve at the pleasure of each respective board. Except for the relationship of Peter R. Harvey (a director) and John Harvey (a director and executive officer), who are brothers, there are no family relationships among the executive officers and/or directors, nor are there any arrangements or understandings between any officer and another person pursuant to which he was appointed to office except as may be hereinafter described. See, in particular, paragraph 1 under "Transactions with Management and Others."


Item 11.  Executive Compensation

Directors' Compensation

         Directors' fees of $1,000 per quarter were earned in 1994 by each non-employee director of Lori. The Chairman, John Harvey, earned a fee of $2,000 per month in 1994. Such fees were accrued but not paid in 1994.

Executive Officer Compensation

         The following table shows all compensation paid by Lori and its subsidiaries for the fiscal years ended December 31, 1994, 1993 and 1992, to the chief executive officer of Lori. No other executive officers of Lori received compensation in excess of $100,000 in 1994.


                           SUMMARY COMPENSATION TABLE

                                                                      Long Term
                                             Annual Compensation     Compensation
                                             -------------------     ------------
                                                                      Options -
          Name and                            Salary                  Number of       All Other
    Principal Positions         Year           Paid        Bonus       Shares       Compensation
    -------------------         ----           ----        -----       ------       ------------

Austin A. Iodice,  Vice         1994          260,000      -0-           -0-            -0-
Chairman, Chief Executive       1993          260,000      -0-       370,419(2)         -0-
Officer and President(1)        1992          125,000      -0-           -0-            -0-

- ----------------------------------

         (1) As of December 31, 1992, Mr. Iodice did not hold the title of chief executive officer of Lori but acted in such capacity. In November and December 1992, Mr. Iodice was engaged as a management consultant to New Dimensions by New Dimension's bank lender. The consulting fees earned by Mr. Iodice (for which the bank lender was reimbursed by Lori in 1993), $125,000, are included in the salary column for Mr. Iodice for 1992.

         (2) See note 4 under "Principal Stockholders - Securities Ownership of Management" and paragraph 1 under "Transactions with Management and Others" for a description of the option granted to Mr. Iodice.

         The following table sets forth information concerning the aggregate number and values of options held by Austin A. Iodice, the Chief Executive Officer of the Company, as of December 31, 1994. Mr. Iodice exercised no options in 1994.

                AGGREGATED OPTION VALUES AS OF DECEMBER 31, 1994



                                                         Number of Unexercised    Value of Unexercised
                                                         Options at 12-31-94     In-the-Money Options at
                         Shares Acquired      Value          Exercisable/         12-31-94 Exercisable/
      Name                 on Exercise       Realized      Unexercisable(1)          Unexercisable(2)
- ----------------         ---------------     --------    ---------------------   -----------------------

Austin A. Iodice                0              $ 0             370,419/ 0               $648,233/ $0

- ----------------------------------

         (1) See the notes under "Principal Stockholders - Securities Ownership of Management" for a description of the terms of the option granted to Mr. Iodice, as well as other options granted to other executive officers of the Company.

         (2) The listed option was issued at per share exercise price of $1.125 per share. The market price of the Company's common stock as of the close of trading on December 31, 1994 on the American Stock Exchange was $2.875. The value shown in this column for in-the-money options is the amount by which the market price at December 31, 1994 for all of the shares issuable upon Mr. Iodice's exercise of his option exceeded the exercise price thereof.


Compensation Committee Interlocks and Insider Participation

         Authority to determine the compensation of executive officers is conferred upon the Company's Board of Directors or, in the case of officers paid by New Dimensions, Rosecraft or Lawrence, by the respective boards of these subsidiaries. However, except as described below in the case of Austin Iodice, none of these boards considered the compensation of its officers in 1994. The decisions concerning the 1994 compensation of all of the executive officers of Lori, except for Mr. Iodice, were made by Mr. Iodice. Mr. Iodice's compensation was fixed by the terms of an employment agreement approved by the Board of Directors of Lori. John Harvey, Austin Iodice and Peter Harvey are currently executive officers and members of the Board of Directors of Lori. Although Lori has a Committee on Compensation and Options, this committee did not meet in 1994.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Securities Ownership of Certain Beneficial Owners

         The following table sets forth the number of shares and percentage of Common Stock beneficially owned as of March 31, 1995 by the only stockholder known by management of Lori to own 5% or more of Lori's $.01 par value Common Stock as of March 31, 1995. As of such date, there were 3,315,004 shares of common stock issued and outstanding.

 Name and Address of                 Number of Shares      Percentage of Shares
 Beneficial Owner (1)              Beneficially Owned       Beneficially Owned
 --------------------              ------------------       ------------------

ARTRA GROUP Incorporated                2,101,036                 61.5%
500 Central Avenue
Northfield, Illinois 60093

- -----------------------

        (1) See also note 3 to the table under "Principal Stockholders - Securities Ownership of Management." As described therein, if the Lori shares owned by ARTRA are deemed to be beneficially owned by John Harvey and Peter R. Harvey, each of them would also be deemed to own 5% or more of Lori's common stock. Each such person maintains a business address at 500 Central Avenue, Northfield, Illinois 60093.


         ARTRA, through a wholly-owned subsidiary, Fill-Mor Holding, Inc. ("Fill-Mor"), a Delaware corporation (hereinafter all holdings of Fill-Mor are referred to as ARTRA's), presently owns 2,101,036 shares of record (61.5% of the outstanding common stock of Lori) and 9,701 shares of Lori's Series C Preferred Stock, as described below, (which constitutes 100% of the outstanding preferred). In September 1989, Lori's New Dimensions subsidiary entered into a loan agreement with IBJ Schroder Bank and Trust Company which was collateralized by, inter alia, ARTRA's interest in all of Lori's common and preferred stock. ARTRA also owned 50,000 Common Stock Purchase Warrants (22.0% of the 227,370 then outstanding Common Stock Purchase Warrants) which were convertible into Lori common stock at the rate of 0.375 shares of Lori common stock for each warrant. In September 1990, ARTRA converted such warrants and received 18,750 shares of Lori common stock therefor.

         As of March 31, 1995, ARTRA owned 9,701 shares (being all of the issued and outstanding shares) of Lori's Series C Preferred Stock. The Lori Series C Preferred Stock has no voting rights for the election of Directors; however, the approval of 66-2/3% of the outstanding Series C Preferred Stock is required for significant corporate actions, including, in certain circumstances, business combinations and charter amendments affecting its preferences.

         The Series C Preferred Stock calls for payment of dividends at a rate of 13% per annum, which dividends cumulate quarterly until paid. A moratorium on the accrual of dividends on the Series C Preferred Stock became effective July 1, 1989 and has been extended indefinitely by agreement of ARTRA and Lori. As of March 31, 1995, $7,011,000 of dividends had accumulated. The Series C Preferred Stock may be redeemed by Lori at various prices based upon a formula plus cumulative dividends and a redemption premium that increases each year, until 1995. The Company may not issue any additional stock (preferred or common) without the consent of the holder of the Series C Preferred Stock.

Securities Ownership of Management

         The following table sets forth the number and percentage of Lori's $.01 par value Common Stock known by management of the Company to be beneficially owned as of March 31, 1995 by (i) all directors of Lori, (ii) Austin A. Iodice, the only executive officer included in the Summary Compensation Table, and (iii) all directors, executive officers and other key employees of Lori as a group ( 8 persons). Unless stated otherwise, each person so named exercises sole voting and investment power as to the shares of Common Stock so indicated.


             Name of                   Number of Shares    Percentage of Shares
        Beneficial Owner              Beneficially Owned    Beneficially Owned


John Harvey(1)(3)                             69,000               2.0%
Peter R. Harvey(2)(3)                         40,500               1.2%
Austin A. Iodice(4)                          402,502              10.6%
Alex Verde(5)                                165,000               4.8%
Directors and officers as a group (8         845,201              20.7%
persons)(6)(3)
- ----------------------------------

         (1) The shares beneficially owned by John Harvey consist of 69,000 shares issuable upon the exercise of an option held directly by him (granted under the Company's Long-Term Stock Investment Plan (the "Option Plan") which expires March 15, 2003 at an exercise price of $1.125 per share.

         (2) The shares beneficially owned by Peter Harvey consist of (i) indirect ownership of 500 shares owned by a retirement trust under which he has voting power, and (ii) 40,000 shares issuable upon the exercise of an option held directly by him (granted under the Option Plan) which expires March 15, 2003 at an exercise price of $1.125 per share.

         (3) John Harvey and Peter R. Harvey, each of whom serves as a director of Lori, control the management and operations of Lori through their control of ARTRA, which owns 61.5% of Lori's common stock. Insofar as they are deemed beneficial owners of the Lori shares owned of record by ARTRA, John Harvey owns 2,170,036 shares (62.3%), Peter R. Harvey owns 2,141,536 shares (62.0%) and all of the Company's directors and executive officers as a group own 2,945,737 shares (72.2%). See "Securities Ownership of Certain Beneficial Owners," above.

         (4) The shares beneficially owned by Mr. Iodice consist of (i) 32,083 shares held directly by Mr. Iodice, and (ii) 370,419 shares issuable upon the exercise of an option held by Nitsua, Ltd., a corporation wholly-owned by Mr. Iodice (granted under the Option Plan), which expires March 15, 2003 at an exercise price of $1.125 per share. See paragraph 1 under "Transactions with Management and Others."

         (5) The shares beneficially owned by Mr. Verde consist of 150,00 shares owned directly by Mr. Verde and 15,000 shares issuable upon the exercise of an option held directly by him (granted under the Option Plan) which expires March 15, 2003 at an exercise price of $1.125 per share.

         (6) The shares beneficially owned by these persons include (i) 182,782 shares owned of record, and (ii) 662,419 shares in the aggregate issuable upon the exercise of options granted under the Option Plan held by such officers and directors as a group (including those shares issuable pursuant to options described in notes 1, 2, 4 and 5 above), which options expire March 15, 2003, at an exercise price of $1.125 per share.


Item 13.  Certain Relationships And Related Transactions

         1. On August 5, 1982, ARTRA acquired 36.6% of the issued and outstanding common shares of Lori plus preferred shares for $2,250,000 (the "Investment"). The Investment was carried at cost plus equity in undistributed earnings (loss) since the date of acquisition, less the amortization over a 25-year period of the excess of cost over the equity in Lori's net assets at the date of acquisition.

         On February 8, 1985, Lori acquired in an arms-length transaction negotiated by management of ARTRA, through a wholly-owned subsidiary, all of the issued and outstanding shares of New Dimensions, a creator and distributor of fashion jewelry, for consideration of $28,500,000 including cash of $21,850,000, a $3,000,000 9% promissory note due February 8, 1990 (which was prepaid), an earnout equal to 20% of New Dimension's pre-tax earnings during the calendar years 1985 through 1989 and 200,000 shares of Common Stock delivered from its treasury with an agreed fair market value of $20.00 per share or $4,000,000. The delivery of ARTRA's shares to the former stockholders of New Dimensions was approved by ARTRA's stockholders at their July 18, 1985 annual meeting.

         In exchange for the 200,000 shares of its Common Stock, ARTRA received 534,878 shares of Lori's common stock (thereby increasing its ownership of Lori from 36.6% to 55.9%) and 10,000 shares of Lori's Series B Preferred Stock convertible into additional Lori common shares. In exchange for the cancellation of advances by ARTRA to Lori, amounting to $6,457,000 as of January 31, 1985, and an additional cash advance by ARTRA to Lori of $7,300,000, which latter sum was used by Lori to acquire New Dimensions, ARTRA received 10,000 shares of Lori Series A Preferred Stock.

         On August 13, 1985, Lori stockholders approved a 1-for-30 reverse split of all authorized, issued, outstanding and reserved shares of common stock, increased the number of resulting authorized shares of Lori common stock from 1,833,333 to 6 million and approved a 1-for-10 reverse split of all issued, outstanding and reserved shares of its preferred stock. ARTRA then converted its shares of Lori Series B Preferred Stock into 1,099,108 shares of Lori common stock, thereby increasing its ownership interest in Lori to 72.8%.

         In December 1985 ARTRA purchased 50,000 Lori common stock purchase warrants (14.4% of the 347,600 outstanding common stock purchase warrants) for $391,000. The warrants were issued in conjunction with a 1985 New Dimensions bond offering. The warrants, as adjusted, provided for the purchase of 75,000 Lori shares at $12.00 per share and were convertible into Lori common stock at the rate of 0.375 shares of Lori common stock for each warrant. In September 1990 ARTRA converted such warrants and received 18,750 shares of Lori common stock therefor. Although the conversion of these warrants increased the number of shares of Lori common stock owned by ARTRA, the conversion of warrants by others at the same time resulted in a decrease of ARTRA's ownership of Lori common stock from 68% to 66.7%. As of March 31, 1995, ARTRA's ownership of Lori common stock was 61.5%.

         ARTRA and a wholly-owned subsidiary of ARTRA held notes from Lori at February 1, 1993 in the amount of $15,990,000 which were due April 1, 1994. Due to the limited ability of Lori to receive funds from its operating subsidiaries, effective July 1, 1989 ARTRA placed an indefinite moratorium on the accrual of interest on its Lori note and declaration of dividends on its Lori preferred stock. In February 1993, ARTRA and this wholly-owned subsidiary transferred these notes to Lori's capital account.

         During 1994, ARTRA made net advances to Lori of $2,531,000. The advances consisted of a $1,850,000 short-term note with interest at 10%, the proceeds of which were used to fund the $1,900,000 cash payment to the bank in conjunction with the amended settlement agreement with Lori's bank lender (described in paragraph 4 of "Transactions with Management and Others"), and certain non-interest bearing advances used to fund Lori working capital requirements. Effective December 29, 1994, ARTRA exchanged $2,242,000 of its notes and advances for additional Lori Series C preferred stock. Additionally, the settlement agreement entered into with Lori's bank lender required ARTRA to contribute cash of $1,500,000 and ARTRA common stock with a fair market value of $2,500,000 to Lori's capital account in August 1994.

         ARTRA provides certain financial, accounting and administrative services for the Company's corporate entity. Additionally, the Company's corporate entity leases its administrative office space from ARTRA. During 1994, 1993 and 1992 fees for these services amounted to $151,000, $115,000 and $307,000, respectively. Prior to February, 1993, these fees were added to the Company's note to ARTRA. During 1993 and 1992 the Company made net payments (borrowings) on the ARTRA note of $35,000 and $(44,000), respectively. In February, 1993, ARTRA contributed its notes to Lori's capital. Subsequent to February 1993, the Company made net payments to ARTRA of $139,000 and $115,000 in 1994 and 1993, respectively, for administrative services.

         2. In April 1993, Lori entered into a management agreement with Nitsua, Ltd. ("Nitsua"), a corporation wholly-owned by Austin A. Iodice, a director and nominee for director, the Vice Chairman of the Board, the President and the Chief Executive Officer of Lori. This management agreement was approved and accepted by Lori's New Dimensions, Rosecraft and Lawrence subsidiaries (the "Jewelry Subsidiaries"). Pursuant to the terms of this agreement, Iodice (or another designated individual agent approved by Lori and the Jewelry Subsidiaries) shall have all of the duties and responsibilities of the chief executive officer of Lori and the Jewelry Subsidiaries (subject to the supervision of the boards of directors of Lori and the Jewelry Subsidiaries). The agreement terminates on March 31, 1996, subject to earlier termination by Lori for "cause." "Cause" includes the disability of Mr. Iodice (or other designated agent), breach of the agreement by Mr. Iodice (or other designated agent), fraud, dishonesty, commission of a felony or the like, or the other failure of Mr. Iodice (or other designated agent) to reasonably perform its duties under the agreement.

         As compensation for its services under the agreement, Nitsua is entitled to receive (i) a management fee of $260,000 per annum, (ii)
reimbursement of all documented expenses reasonably incurred by Nitsua in connection with the performance of its duties, (iii) options to purchase 370,419 shares of Lori common stock at an exercise price of $1.125 per share or stock appreciation rights, exercisable for a period of ten (10) years, subject to certain conditions described below, and (iv) an annual bonus in an amount equal to two percent of the pre-tax income of Lori, before amortization of goodwill, certain New Dimensions bankruptcy costs and credits (including any gains realized by the settlement of claims or forgiveness of debt or liabilities of New Dimensions pursuant to New Dimensions' bankruptcy proceedings or otherwise), and certain bank fees in connection with the financing of Lawrence.

         The agreement to grant to Nitsua fully vested options (under the Option
Plan) to acquire 370,419 shares of Lori's common stock is subject to the following conditions: If, in the opinion of Lori's tax advisors, the exercise of these options would more likely than not cause Lori to be unable to utilize a substantial amount of its net operating loss carryforwards ("NOL's") for Federal income tax purposes, then the options cannot be exercised to the extent the exercise would result in Lori being unable to utilize its NOL's. In the event any of these options cannot be exercised, the number of shares prohibited from being exercised will convert into stock appreciation rights and provide a cash payment equal to the gain in market price from the date of grant to the date of exercise on such prohibited shares. The Option Plan was approved by Lori's stockholders at the December 16, 1993 annual meeting.

         3. On October 1, 1993, Austin A. Iodice, a director and nominee for director, the Vice Chairman of the Board, the President and the Chief Executive Officer, made a short term loan to BCA Holdings Inc. and A G Holding Corp., subsidiaries of Lori's parent, ARTRA, in the principal amount of $150,000 bearing interest at the rate of 15% per annum. This loan was repaid in January 1994. As consideration for making this loan, Mr. Iodice received Warrants to purchase 15,000 shares of ARTRA's common stock at an exercise price of $5.375 per share, which Warrants expire October 1, 1998.

         4. As described in Note 4 to the Consolidated Financial Statements for the year ended December 31, 1994, the Company, its operating subsidiaries, ARTRA and Fill-Mor Holding Inc., a wholly-owned subsidiary of ARTRA ("Fill-Mor"), entered into a settlement agreement with its bank lender, IBJ Schroder Bank & Trust Company ("Schroder") on August 18, 1994, as amended December 23, 1994, to discharge the indebtedness of the Company, its operating subsidiaries and Fill-Mor aggregating approximately $25,000,000. Upon payment of certain sums and satisfaction of certain conditions, this indebtedness was reduced to $10,500,000 (of which $7,855,000 was attributable to the obligations of the Company and its subsidiaries and $2,645,000 was attributable to the obligations of Fill-Mor). Under the terms of the amended settlement agreement with Schroder, this remaining indebtedness was to be discharged upon payment to Schroder of $750,000 by March 31, 1995 and upon ARTRA's registration of certain shares of its common stock.

         The Company did not have sufficient funds available to repay this indebtedness. Accordingly, on March 31, 1995, Alexander Verde, a director of the Company, entered into an assignment agreement with Schroder to purchase this indebtedness for $750,000, and advanced an additional $100,000 to the Company (which was applied to reduce certain inter-company debt, as described in paragraph 1 of "Transactions with Management and Others"). In this connection , Mr. Verde and the Company also entered into an agreement whereby he reduced this indebtedness to $850,000 in consideration of the Company's issuance to him of 150,000 shares of its common stock. Under the terms of this agreement, the Company is required to repay this balance, together with interest accruing thereon from and after March 31, 1995, at the prime rate plus 1% per annum, by June 30, 1995.

                                   SIGNATURE


         The undersigned Registrant hereby files this amendment to it Annual Report on Form 10-K for the year ended December 31, 1994 to include the information required by Part III thereto.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                           THE LORI CORPORATION
                                  ------------------------------------------
                                               Registrant







Dated: April 24, 1995                        JAMES D. DOERING
                                  ------------------------------------------
                                             JAMES D. DOERING
                                  Vice President and Chief Financial Officer