Form 10-Q
period 1995-03-31
LORI CORP
filed 1995-05-19
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                         Commission file number 1-6081

                              THE LORI CORPORATION
             (Exact name of registrant as specified in its charter)


               Delaware                                       36-2262248
      ---------------------------                           ---------------
      State or other jurisdiction                           I.R.S. Employer
    of incorporation or organization                       Identification No.


     500 Central Avenue, Northfield, IL                          60093
     ----------------------------------                         --------
   Address of principal executive offices                       Zip Code


Registrant's telephone number, including area code:   (708) 441-7300


                                 Not Applicable
  ---------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                             Outstanding at April 30, 1995
     ----------------------------                -----------------------------
     Common stock, $.01 par value                          3,314,994

                              THE LORI CORPORATION

                                     INDEX




                                                                                                      Page
                                                                                                     Number
                                                                                                     ------

PART I            FINANCIAL INFORMATION

  Item 1.         Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets
                       March 31, 1995 and December 31, 1994                                             2

                  Condensed Consolidated Statements of Operations
                       for the three Months ended March 31, 1995 and March 31, 1994                     4

                  Condensed Consolidated Statement of Changes in Shareholders'
                        Equity (Deficit) for the three Months ended March 31, 1995                      5

                  Condensed Consolidated Statements of Cash Flows
                     for the three Months ended March 31, 1995 and March 31, 1994                       6

                           Notes to Condensed Consolidated Financial Statements                                       7


  Item 2.         Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                                  12



PART II           OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K                                                    16



SIGNATURES                                                                                            17

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


                     THE LORI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)


                                                                               March 31, December 31,
                                                                                  1995      1994
                                                                                --------   --------

                              ASSETS
   Current assets:
      Cash and equivalents ..................................................   $    147   $    783
      Restricted cash and equivalents .......................................        550

      Receivables, less allowance for  doubtful accounts
         and markdowns of $984 in 1995 and $1,338 in 1994 ...................      1,216        814
      Inventories ...........................................................      1,935      2,105
      Other .................................................................        186        260
                                                                                --------   --------
                  Total current assets ......................................      3,484      4,512
                                                                                --------   --------

   Property, plant and equipment ............................................      1,584      1,563
   Less accumulated depreciation and amortization ...........................      1,151      1,119
                                                                                --------   --------
                                                                                     433        444
                                                                                --------   --------

   Other assets:
      Excess of cost over net assets acquired,
         net of accumulated amortization of $3,520 in 1995 and $3,415 in 1994     13,035     13,140
      Other .................................................................        869        608
                                                                                --------   --------
                                                                                  13,904     13,748
                                                                                --------   --------
                                                                                $ 17,821   $ 18,704
                                                                                ========   ========



The accompanying notes are an integral part of the condensed consolidated financial statements.


                     THE LORI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)


                                                                               March 31, December 31,
                                                                                  1995       1994
                                                                                --------   --------
                               LIABILITIES
   Current liabilities:
      Note payable to a related party ....................................      $    850
      Current maturities of long-term debt ...............................                $     750
      Accounts payable ...................................................         2,568      3,414
      Accrued expenses ...................................................           997        905
      Due to ARTRA .......................................................           382        289
                                                                                --------   --------
                  Total current liabilities ..............................         4,797      5,358
                                                                                --------   --------

   Debt subsequently discharged ..........................................         7,105
                                                                                --------

   Other noncurrent liabilities ..........................................         1,002         963
                                                                                --------    --------

   Commitments and contingencies


                     SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.01 par value, authorized 1,000 shares,
      all series;  Series C, issued 10 shares, including accrued dividends        19,515      19,515
   Common stock, $.01 par value; authorized 10,000 shares;
      issued 3,415 shares in 1995 and 3,265 shares in 1994 ...............            33          32
   Less restricted common stock (100 shares) .............................          (700)       (700)
   Additional paid-in capital ............................................        65,728      65,392
   Accumulated deficit ...................................................       (72,554)    (78,961)
                                                                                --------    --------
                                                                                  12,022       5,278
                                                                                --------    --------
                                                                                $ 17,821    $ 18,704
                                                                                ========    ========



The accompanying notes are an integral part of the condensed consolidated financial statements.


                     THE LORI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)




                                                        Three Months Ended March 31,
                                                              1995        1994
                                                           --------    --------
   Net sales ...........................................   $  4,944    $  9,269
                                                           --------    --------
   Costs and expenses:
      Cost of goods sold ...............................      2,863       5,097
      Selling, general and administrative ..............      2,129       4,581
      Depreciation and amortization ....................        138         364
                                                           --------    --------
                                                              5,130      10,042
                                                           --------    --------

   Operating loss ......................................       (186)       (773)
                                                           --------    --------

   Other income (expense):
      Interest expense .................................        (62)       (491)
      Other income, net ................................                      9
                                                           --------    --------
                                                                (62)       (482)
                                                           --------    --------

   Loss before income taxes and extraordinary credit ...       (248)     (1,255)
   Provision for income taxes ..........................         (2)         (5)
                                                           --------    --------
   Loss before extraordinary credit ....................       (250)     (1,260)
   Extraordinary credit, net discharge of indebtedness .      6,657
                                                           --------    --------
   Net earnings (loss) .................................   $  6,407    ($ 1,260)
                                                           ========    ========


   Earnings (loss) per share:
      Loss before extraordinary credit .................   $  (0.07)   ($  0.40)
      Extraordinary credit .............................       1.79
                                                           --------    --------
                  Net earnings (loss) ..................   $   1.72    ($  0.40)
                                                           ========    ========

   Weighted average number of shares of common stock and
      common stock equivalents outstanding .............      3,731       3,163
                                                           ========    ========


The accompanying notes are an integral part of the condensed consolidated financial statements.


                     THE LORI CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                  (Unaudited in thousands, except share data)



                                                                       Restricted                                      Total
                                 Preferred Stock   Common Stock      Common  Stock     Additional                 Shareholders'
                                 ---------------  ----------------  ----------------    Paid-in      Accumulated    Equity
                                 Shares  Dollars   Shares  Dollars  Shares   Dollars    Capital       (Deficit)    (Deficit)
                                 ------  -------  -------- -------  ------   -------    -------       --------      -------

   Balance at December 31, 1994   9,701 $ 19,515  3,265,019   $ 32   100,000   ($700)   $ 65,392     ($ 78,961)    $  5,278
      Net earnings ............                                                                          6,407        6,407
      Common stock issued as
        consideration for debt
        restructuring .........                     150,000      1                           336                        337
   Fractional shares purchased                          (24)
                                 ------  -------  ---------    ---   -------    ----     -------      --------      -------
   Balance at March 31, 1995 ..   9,701 $ 19,515  3,414,995   $ 33   100,000   ($700)   $ 65,728     ($ 72,554)      12,022
                                 ======  =======  =========    ===   =======    ====     =======      ========      =======


The accompanying notes are an integral part of the condensed consolidated financial statements.



                     THE LORI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)




                                                             Three Months
                                                            Ended March 31,
                                                           -----------------
                                                            1995       1994
                                                           ------     ------


   Net cash flows used by operating activities ......      $ (920)    $ (211)
                                                           ------     ------

   Cash flows from investing activities:
      Payment of liabilites with restricted cash ....         550
      Additions to property, plant and equipment ....         (21)       (18)
      Retail fixtures ...............................        (338)       (97)
                                                           ------     ------
   Net cash flows from (used by) investing activities         191       (115)
                                                           ------     ------

   Cash flows from financing activities:
      Net increase (decrease) in short-term debt ....         850        (36)
      Proceeds from long-term borrowings ............                  1,150
      Reduction of long-term debt ...................        (750)      (375)
      Other .........................................          (7)         2
                                                           ------     ------
   Net cash flows from financing activities .........          93        741
                                                           ------     ------

   Increase (decrease) in cash and cash equivalents .        (636)       415
   Cash and equivalents, beginning of period ........         783        540
                                                           ------     ------
   Cash and equivalents, end of period ..............      $  147     $  955
                                                           ======     ======


   Supplemental cash flow information:
   Cash paid during the period for:
         Interest ...................................       $  36    $   108
         Income taxes paid, net .....................           3         20

   Supplemental schedule of noncash investing
      and financing activities:
         Common stock issued as consideration
           for debt restructuring ...................         337




The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE LORI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

ARTRA GROUP INCORPORATED ("ARTRA"), a public company whose shares are traded on the New York Stock Exchange, owns, through its wholly-owned subsidiary Fill-Mor Holding, Inc. ("Fill-Mor"), approximately 63.4% of the common stock and all of the outstanding preferred stock of The Lori Corporation ("Lori" or the "Company"). Lori is operating in one industry segment (popular-priced fashion costume jewelry and accessories) through its two wholly-owned subsidiaries Lawrence Jewelry Corporation ("Lawrence") and Rosecraft, Inc. ("Rosecraft").

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of March 31, 1995, and the results of operations and changes in cash flows for the three month periods ended March 31, 1995 and March 31, 1994. The Company has incurred losses from continuing operations in recent years, has a deficiency of working capital of $1,113,000 at March 31, 1995 and no financing in place for the coming year. No assurances can be given that either the business and operations of Lori or the market conditions in the fashion jewelry industry generally will improve in the immediate future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lori anticipates that the successful completion of the restructuring of its debt (see Note 2), plus additional working capital borrowings either from ARTRA or external sources will permit it to fund its capital requirements in 1995. In addition, Lori continues to restructure its operations and is attempting to increase sales such that operating results will improve. If Lori is unable to obtain working capital borrowings to fund its operations in 1995 and improve the results of operations, it may be forced to liquidate its assets or file for protection under the Bankruptcy Code.

Lori's business plan for 1995 is based on the continued dependence upon certain major customers.

These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the Company's annual report on Form 10-K. Accordingly, the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1994 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.


2.       DEBT RESTRUCTURING

Effective August 18, 1994, as amended December 23, 1994, ARTRA, Fill-Mor, Lori and Lori's operating subsidiaries, (including New Dimensions Accessories, Ltd., "New Dimensions", which ceased operations effective December 27, 1994) entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor.

Per terms of the Amended Settlement Agreement, borrowings due the bank under the loan agreements of Lori and its operating subsidiaries and Fill-Mor (approximately $25,000,000 as of December 23, 1994), plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank). Upon the satisfaction of certain conditions of the Amended Settlement Agreement in 1995, as discussed below, the balance of this indebtedness was discharged.

                     THE LORI CORPORATION AND SUBSIDIARIES

In conjunction with the Amended Settlement Agreement, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, is collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares, originally issued to the bank under terms of the August 18, 1994 Settlement Agreement, are carried in the Company's condensed consolidated balance sheet as restricted common stock. Upon payment of the loan, these shares will revert to treasury stock.

In exchange for the reduction of amounts due the bank, and as additional consideration for the $1,850,000 short-term loan agreement from the non-affiliated corporation, Lori and Lori's operating subsidiaries, ARTRA and Fill-Mor agreed to pay the following consideration:

             A) A cash payment to the bank of $1,900,000, which was made in December, 1994.

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


The Settlement Agreement required ARTRA to advance $400,000 to Lori which, along with $150,000 of the ARTRA $1,850,000 short-term loan agreement noted above, was deposited in trust at December, 1994. This deposit was used to fund the installment payment due December 31, 1994 for unsecured claims arising from the May 3, 1993 reorganization of New Dimensions. The installment payment was made in January, 1995.

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

                     THE LORI CORPORATION AND SUBSIDIARIES

Lori recognized an extraordinary gain of $8,965,000 ($2.81 per share) in December 1994 as a result of the reduction of amounts due the bank under the loan agreements of Lori and its operating subsidiaries and Fill-Mor to $10,500,000 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank) as of December 23, 1994 calculated (in thousands) as follows:


   Amounts due the bank under loan agreements
      of Lori and its operating subsidiaries .........     $ 22,749
   Less amounts due the bank at December 29, 1994 ....       (7,855)
                                                            -------
   Bank debt discharged ..............................       14,894
   Accrued interest and fees discharged ..............        3,635
   Other liabilities discharged ......................        1,985
   Less consideration to the bank per terms of the
       amended settlement agreement
            Cash .....................................       (1,900)
            ARTRA common stock .......................       (2,500)
            New Dimensions assets assigned to the bank       (7,149)
                                                            -------
            Net extraordinary gain ...................     $  8,965
                                                            =======


Lori also recorded a charge against operations in December 1994 to write-off New Dimensions' goodwill, which had a book value of $10,800,000.

On March 31, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori of $6,657,000 ($1.79 per share) in the first quarter of 1995. The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a director of Lori. The loan provides for interest at the prime rate plus 1%. As consideration for assisting in the debt restructuring, the director received 150,000 Lori common shares valued at $337,500 ($2.25 per share) based upon Lori's closing market value on March 30, 1995. The first quarter 1995 extraordinary gain was calculated (in thousands) as follows:


   Amounts due the bank under loan agreements
      of Lori and its operating subsidiaries ............     $ 7,855
   Less amounts due the bank   applicable to Lori .......        (561)
                                                               ------
   Bank debt discharged .................................       7,294
   Less fair market value of Lori common stock
       issued as consideration for the debt restructuring        (337)
   Other fees and expenses ..............................        (300)
                                                               ------
            Net extraordinary gain ......................     $ 6,657
                                                               ======

                     THE LORI CORPORATION AND SUBSIDIARIES

3.       INVENTORIES

Inventories (in  thousands) consist of:


                                      March 31,  December 31,
                                         1995        1994
                                        ------      ------

   Raw materials and supplies ......    $   95      $  115

   Work in process .................        26          19

   Finished goods ..................     1,814       1,971
                                        ------      ------
                                        $1,935      $2,105
                                        ======      ======



4.       NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt (in thousands) consists of:


                                                  March 31,    December 31,
                                                    1995           1994
                                                    ------        ------

   Notes payable
        Amounts due to a related party,
            interest at the prime rate plus 1%     $   850       $   -
                                                    ======        ======


    Long-term debt
        Amounts due a bank term under terms of
             a debt settlement agreement .....         -         $ 7,855

        Current scheduled maturities .........         -            (750)


        Debt subsequently discharged .........         -          (7,105)
                                                    ------        ------
                                                   $   -         $    -
                                                    ======        ======


As discussed in Note 2, effective August 18, 1994, as amended effective December 23, 1994, ARTRA, Fill-Mor, Lori and Lori's operating subsidiaries entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor. Per terms of the Amended Settlement Agreement, borrowings due the bank under the loan agreements of Lori and its operating subsidiaries and Lori's parent, Fill-Mor, plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 as of December 23, 1994 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank). As partial consideration for the Amended Settlement Agreement the bank received a $750,000 Lori note payable due March 31, 1995.

                     THE LORI CORPORATION AND SUBSIDIARIES

On March 31, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori of $6,657,000 in 1995 (See Note 2). The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a director of Lori. The loan provides for interest at the prime rate plus 1%. As consideration for assisting with the debt restructuring, the director received 150,000 Lori common shares valued at $337,500 ($2.25 per share) based upon Lori's closing market value on March 30, 1995.


5.       PREFERRED STOCK

The Series C cumulative preferred stock, owned in its entirety by ARTRA, accrues dividends at the rate of 13% per annum on its liquidation value. Accumulated dividends were $7,011,000 at March 31, 1995 and December 31, 1994. Due to the limited ability of the Company to receive funds from its operating subsidiaries in recent years under terms of their former bank loan agreements, effective July 1, 1989, ARTRA placed a moratorium on the accrual of interest and the declaration and accrual of dividends on its Lori preferred stock. The moratorium has been extended indefinitely.

The Series C preferred stock is redeemable at Lori's option at prices based upon the principal amount paid plus accumulated dividends and a redemption premium that increased each year until 1995.


6.       EARNINGS PER SHARE

Earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants), unless anti-dilutive, outstanding during each period. Fully diluted earnings per share are not presented since the result is equivalent to primary earnings per share.


7.       INCOME TAXES

The 1995 extraordinary credit represents a net gain from discharge of bank indebtedness. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credit due to the utilization of tax loss carryforwards. No income tax benefit was recognized in connection with the Company's 1994 pre-tax loss due to the Company's tax loss carryforwards.


8.       LITIGATION

Lori and its subsidiaries are parties in various business related litigation which, in the opinion of management, will not have a material adverse effect on the Company's financial position and results of operations.

 Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion supplements the information found in the financial statements and related notes:

Liquidity and Capital Resources

Cash and cash equivalents decreased $636,000 during the three months ended March 31, 1995. Cash flows used by operating activities of $920,000 exceeded cash flows from investing activities of $191,000 and cash flows from financing activities of $93,000. Cash flows used by operating activities were principally attributable to the Company's loss from operations and an installment payment made in January 1995 for unsecured claims arising from the May 1993 reorganization of New Dimensions. Cash flows from investing activities consisted of $550,000 deposited in trust in December, 1994 used to fund an installment payment in January, 1995 for unsecured claims arising from the May, 1993 reorganization of New Dimensions, less expenditures for retail fixtures of $338,000 and expenditures for equipment of $21,000. Cash flows from financing activities were attributable to an $850,000 short-term loan from a director of the Company used to fund the $750,000 payment due the Company's former bank lender under terms of the debt settlement agreement.

During the three months ended March 31, 1995, the Company's working capital deficiency increased by $467,000. The increase in working capital deficiency is principally attributable to the Company's loss from operations.

In recent years, the Company has suffered significant operating losses, principally at its New Dimensions subsidiary. As a result of the significant operating loss incurred in 1992, on February 5, 1993, New Dimensions filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. On April 9, 1993, New Dimensions' reorganization plan was confirmed by an order of the Bankruptcy Court and on May 3, 1993, the consummation date of the reorganization, New Dimensions emerged from Chapter 11 bankruptcy court protection. Lori assumed and guaranteed certain New Dimensions' pre-bankruptcy loans payable to its bank and the bank also provided New Dimensions with certain credit facilities. Additionally, Lori's bank lender provided Lawrence and Rosecraft with new credit facilities in the first quarter of 1993.

At December 31, 1993 and during 1994, Lori and its operating subsidiaries were not in compliance with certain provisions of their respective bank loan agreements.

Effective August 18, 1994, as amended December 23, 1994, Lori and Lori's operating subsidiaries (collectively, the "Borrowers"), ARTRA and Fill-Mor entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries.

Per terms of the Amended Settlement Agreement, borrowings due the bank under the loan agreements of the Borrowers and Fill-Mor (approximately $25,000,000 as of December 23, 1994), plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 as of December 23, 1994 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank). Upon the satisfaction of certain conditions of the Amended Settlement Agreement in March 1995, as discussed below, the balance of this indebtedness was discharged.

In conjunction with the Amended Settlement Agreement, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, is collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares, originally issued to the bank under terms of the August 18, 1994 Settlement Agreement, are carried in the Company's condensed consolidated balance sheet as restricted common stock. Upon payment of the loan, these shares will revert to treasury stock.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


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

             B) 400,000 shares of ARTRA common stock.. These 400,000 ARTRA common shares were originally issued to the bank under terms of the August 18, 1994 Settlement Agreement. The bank retained 100,000 shares and the non-affiliated corporation received 300,000 shares as additional consideration for its short-term loan.

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

On March 31, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori and Fill-Mor of $6,657,000 ($1.79 per share) in the first quarter of 1995. The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a director of Lori. The loan provides for interest at the prime rate plus 1%. As consideration for assisting in the debt restructuring, the director received 150,000 Lori common shares valued at $337,500 ($2.25 per share) based upon Lori's closing market value on March 30, 1995.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



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

The common stock and virtually all the assets of the Company and its operating subsidiaries have been pledged as collateral for $850,000 short-term loan from a director of Lori, the proceeds of which were used to fund the $750,000 note payment to the bank under terms of the debt settlement agreement.

Due to the limited ability of the Company to receive funds from its operating subsidiaries in recent years under terms of their former bank loan agreements, effective July 1, 1989, ARTRA placed a moratorium on the declaration and accrual of dividends on its Lori preferred stock. The moratorium has been extended indefinitely. Additionally, Lori has not paid dividends on its common stock in recent years and no dividend payments are anticipated in the immediate future.

During the three months ended March 31, 1995, ARTRA made net advances of $93,000 to Lori. During 1994, ARTRA made net advances to Lori of $2,531,000. The advances consisted of a $1,850,000 short-term note with interest at 10%, the proceeds of which were used to fund the $1,900,000 cash payment to the bank in conjunction with the Amended Settlement Agreement with Lori's bank lender, and certain non-interest bearing advances used to fund Lori working capital requirements.

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


Results of Operations

         1995 vs 1994

The assignment to the Company's bank lender of all of the assets of the New Dimensions subsidiary in accordance with terms of the debt settlement agreement, resulted in New Dimensions terminating its operations effective December 27, 1994. The results of operations for the three months ended March 31, 1994 included New Dimensions net sales of $3,551,000 and operating loss of $485,000. New Dimensions ceased operations effective December 27, 1994

Net sales of $4,944,000 for the three months ended March 31, 1995 were $4,325,000, or 46.7%, lower than net sales for the three months ended March 31, 1994. The 1995 sales decrease is principally attributable the termination of New Dimensions operations effective December 27, 1994 and a soft retail environment in 1995.

The Company's cost of sales of $2,863,000 for the three months ended March 31, 1995 decreased $2,234,000 as compared to the three months ended March 31, 1994. Cost of sales in the three months ended March 31, 1995 was 57.9% of net sales compared to a cost of sales percentage of 55.0% for the three months ended March 31, 1994. The 1995 cost of sales decrease is principally attributable to the decrease in sales volume due to the termination of New Dimensions operations effective December 27, 1994. The cost of sales percentage increase of 2.9% is primarily attributable to a soft retail environment that resulted in depressed operating margins.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



Selling, general and administrative expenses in the three months ended March 31, 1995 decreased $2,452,000 as compared to the three months ended March 31, 1994. Selling, general and administrative expenses were 43.1% of net sales in the three months ended March 31, 1995 as compared to 49.4% of net sales in the three months ended March 31, 1994. The decrease in selling, general and administrative expenses is attributable to the decrease in sales volume due to the termination of New Dimensions operations effective December 27, 1994. The decrease in selling, general and administrative expenses as a percentage of net sales is attributable to certain cost reduction efforts of the Company and its operating subsidiaries.

Operating loss in the three months ended March 31, 1995 was $186,000 as compared to operating loss of $773,000 in the year ended three months ended March 31, 1994. The decreased 1995 operating loss is principally attributable to New Dimensions, which terminated operations effective December 27, 1994.

Interest expense in the three months ended March 31, 1995 decreased $429,000 as compared to the three months ended March 31, 1994. The 1995 decrease is principally due the settlement agreement with the Company's bank lender. See
Note 2 to the Company's condensed consolidated financial statements.

The 1995 extraordinary credit represents a net gain from discharge of bank indebtedness. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credit due to the utilization of tax loss carryforwards. Due to the Company's tax loss carryforwards and the uncertainty of future taxable income, no income tax benefit was recognized in connection with the Company's 1994 pre-tax loss.


Seasonality

Retail sales of the Company are higher during the Spring (February through April) and Christmas (September through December) seasons. As a result of these seasonal factors, the Company's inventories of finished goods reach peak levels during these periods and are generally lower during the balance of the year.


Impact of Inflation and Changing Prices

Inflation has become a less significant factor in our economy; however, to the extent permitted by competition, the Company generally passes increased costs to its customers by increasing sales prices over time.

                          PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                    None


         (b)      Reports on Form 8-K:

                    On January 3, 1995 the Company filed Form 8-K to report the December 13, 1994 notification of certain defaults by the Company and its operating subsidiaries under the August Debt Settlement Agreement with a bank. Effective December 23, 1994, the parties entered into an Amended Settlement Agreement to discharge certain indebtedness due the bank.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                              THE LORI CORPORATION
                                    ------------------------------------------
                                                  Registrant






Dated:   May 18, 1995                           JAMES D. DOERING
- ---------------------                ------------------------------------------
                                     Vice President and Chief Financial Officer