Form 10-Q
period 1995-06-30
LORI CORP
filed 1995-08-21
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                         Commission file number 1-6081

                              THE LORI CORPORATION
             (Exact name of registrant as specified in its charter)


                Delaware                                  36-2262248
      -------------------------------                  -----------------
        State or other jurisdiction                     I.R.S. Employer
      of incorporation or organization                 Identification No.


     500 Central Avenue, Northfield, IL                      60093
   --------------------------------------                   --------
   Address of principal executive offices                   Zip Code

 Registrant's telephone number, including area code:     (708) 441-7300


                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                            Outstanding at July 31, 1995
    ----------------------------                ----------------------------
     Common stock, $.01 par value                         3,356,143

                             THE LORI CORPORATION

                                     INDEX

                                                                                 Page
                                                                                Number

PART I      FINANCIAL INFORMATION


  Item 1.   Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets
               June 30, 1995 and December 31, 1994                               2

            Condensed Consolidated Statements of Operations
               for the three and six months ended June 30, 1995 and 1994         4

            Condensed Consolidated Statement of Changes in Shareholders'
               Equity (Deficit) for the six months ended June 30, 1995           5

            Condensed Consolidated Statements of Cash Flows
               for the six months ended June 30, 1995 and 1994                   6

            Notes to Condensed Consolidated Financial Statements                 7


  Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                    14



PART II      OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                                   21



SIGNATURES                                                                      22

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


                     THE LORI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)


                                                                       June 30, December 31,
                                                                         1995       1994
                                                                        -------   --------

                             ASSETS
Current assets:
   Cash and equivalents ..............................................   $    52   $   783
   Restricted cash and equivalents ...................................                 550
   Receivables, less allowance for  doubtful accounts
      and markdowns of $820 in 1995 and $1,338 in 1994 ...............       939       814
   Inventories .......................................................     1,649     2,105
   Other .............................................................       470       260
                                                                         -------   -------
               Total current assets ..................................     3,110     4,512
                                                                         -------   -------

Property, plant and equipment ........................................     1,444     1,563
Less accumulated depreciation and amortization .......................     1,050     1,119
                                                                         -------   -------
                                                                             394       444
                                                                         -------   -------
Other assets:
   Excess of cost over net assets acquired,
      net of accumulated amortization of $3,415 in 1994 ..............              13,140
   Other, principally retail fixtures, net of accumulated
       amortization of $698 in 1995 and $477 in 1994 .................       930       608
                                                                         -------   -------
                                                                             930    13,748
                                                                         -------   -------
                                                                         $ 4,434   $18,704
                                                                         =======   =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE LORI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)


                                                                       June 30, December 31,
                                                                         1995       1994
                                                                        -------   --------

                           LIABILITIES
Current liabilities:
   Notes payable, including amount  due to related party of $775 ......  $1,475
   Current maturities of long-term debt ...............................             $   750
   Accounts payable ...................................................   3,199       3,414
   Accrued expenses ...................................................   1,125         905
   Due to ARTRA .......................................................     465         289
                                                                        -------     -------
               Total current liabilities ..............................   6,264       5,358
                                                                        -------     -------

Debt subsequently discharged ..........................................               7,105
                                                                        -------     -------

Other noncurrent liabilities ..........................................     979         963
                                                                        -------     -------

Commitments and contingencies


                 SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, authorized 1,000 shares, all series;
   Series C, issued 10 shares, including accrued dividends ............  19,515      19,515
Common stock, $.01 par value; authorized 10,000 shares;
   issued 3,456 shares in 1995 and 3,265 shares in 1994 ...............      34          32
Less restricted common stock (100 shares) .............................    (700)       (700)
Additional paid-in capital ............................................  65,768      65,392
Accumulated deficit ................................................... (87,426)    (78,961)
                                                                        -------     -------
                                                                         (2,809)      5,278
                                                                        -------     -------
                                                                        $ 4,434    $ 18,704
                                                                        =======     =======

The accompanying notes are an integral part of the condensed consolidated financial statements.


                     THE LORI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)



                                                             Three Months            Six Months
                                                            Ended June 30,           Ended June 30,
                                                        --------------------    --------------------
                                                           1995        1994        1995        1994
                                                        --------    --------    --------    --------

Net sales ...........................................   $  2,695    $  9,043    $  7,639    $ 18,312
                                                        --------    --------    --------    --------
Costs and expenses:
   Cost of goods sold ...............................      2,233       5,206       5,096      10,303
   Selling, general and administrative ..............      2,214       4,419       4,343       9,000
   Depreciation and amortization ....................        142         362         280         726
   Goodwill impairment ..............................     12,930                  12,930
                                                        --------    --------    --------    --------
                                                          17,519       9,987      22,649      20,029
                                                        --------    --------    --------    --------

Operating loss ......................................    (14,824)       (944)    (15,010)     (1,717)
                                                        --------    --------    --------    --------

Other income (expense):
   Interest expense .................................        (74)       (547)       (136)     (1,038)
   Other income, net ................................         27           5          27          14
                                                        --------    --------    --------    --------
                                                             (47)       (542)       (109)     (1,024)
                                                        --------    --------    --------    --------

Loss before income taxes and extraordinary credit ...    (14,871)     (1,486)    (15,119)     (2,741)
Provision for income taxes ..........................         (1)         (1)         (3)         (6)
                                                        --------    --------    --------    --------
Loss before extraordinary credit ....................    (14,872)     (1,487)    (15,122)     (2,747)
Extraordinary credit, net discharge of indebtedness .                              6,657
                                                        --------    --------    --------    --------
Net earnings (loss) .................................   ($14,872)   ($ 1,487)   ($ 8,465)   ($ 2,747)
                                                        ========    ========    ========    ========

Earnings (loss) per share:
   Loss before extraordinary credit .................   ($  4.32)   ($  0.47)   ($  4.64)   ($  0.87)
   Extraordinary credit .............................                               2.04
                                                        --------    --------    --------    --------
               Net earnings (loss) ..................   ($  4.32)   ($  0.47)   ($  2.60)   ($  0.87)
                                                        ========    ========    ========    ========

Weighted average number of shares of common stock and
   common stock equivalents outstanding .............      3,325       3,163       3,257       3,163
                                                        ========    ========    ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                     THE LORI CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                  (Unaudited in thousands, except share data)


                                                                       Restricted                                   Total
                                 Preferred Stock   Common Stock      Common  Stock     Additional                 Shareholders'
                                 ---------------  ----------------  ----------------    Paid-in      Accumulated    Equity
                                 Shares  Dollars   Shares  Dollars  Shares   Dollars    Capital       (Deficit)    (Deficit)
                                 ------  -------  -------- -------  ------   -------    -------       --------      -------

   Balance at December 31, 1994   9,701 $ 19,515  3,265,019   $ 32   100,000   ($700)   $ 65,392     ($ 78,961)     $ 5,278
      Net earnings ............                                                                         (8,465)      (8,465)
      Common stock issued as
        consideration for debt
        restructuring .........                     150,000      1                           336                        337
      Common stock issued as
        additional consideration
        for short-term
        borrowings ............                      41,176      1                            40                         41
   Fractional shares purchased                          (46)
                                 ------  -------  ---------    ---   -------    ----     -------      --------      -------
   Balance at June 30, 1995 ...   9,701 $ 19,515  3,456,149   $ 34   100,000   ($700)   $ 65,768     ($ 87,426)    ($ 2,809)
                                 ======  =======  =========    ===   =======    ====     =======      ========      =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE LORI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)


                                                                     Six Months Ended June 30,
                                                                        1995       1994
                                                                       -------    -------

Net cash flows used by operating activities, .......................   ($1,377)   ($  679)
                                                                       -------    -------
Cash flows from investing activities:
   Payment of liabilities with restricted cash .....................       550
   Additions to property, plant and equipment ......................       (20)       (22)
   Retail fixtures .................................................      (610)      (199)
                                                                       -------    -------
Net cash flows used by investing activities ........................       (80)      (221)
                                                                       -------    -------
Cash flows from financing activities:
   Net increase (decrease) in short-term debt ......................     1,475        (47)
   Proceeds from long-term borrowings ..............................                1,241
   Reduction of long-term debt .....................................      (750)      (449)
   Other ...........................................................         1
                                                                       -------    -------
Net cash flows from financing activities ...........................       726        745
                                                                       -------    -------

Increase in cash and cash equivalents ..............................      (731)      (155)
Cash and equivalents, beginning of period ..........................       783        540
                                                                       -------    -------
Cash and equivalents, end of period ................................    $   52     $  385
                                                                       =======    =======

Supplemental cash flow information: Cash paid during the period for:
      Interest .....................................................    $   80     $  296
      Income taxes paid, net .......................................         3         21

Supplemental schedule of noncash investing and financing activities:
   Common stock issued as consideration for debt restructuring
       and short-term loans ........................................       378


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE LORI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

ARTRA GROUP INCORPORATED ("ARTRA"), a public company whose shares are traded on the New York Stock Exchange, owns, through its wholly-owned subsidiary Fill-Mor Holding, Inc. ("Fill-Mor"), approximately 62.6% of the common stock and all of the outstanding preferred stock of The Lori Corporation ("Lori" or the "Company"). Lori is operating in one industry segment (popular-priced fashion costume jewelry and accessories) through its two wholly-owned subsidiaries Lawrence Jewelry Corporation ("Lawrence") and Rosecraft, Inc. ("Rosecraft").

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of June 30, 1995, and the results of operations and changes in cash flows for the six month periods ended June 30, 1995 and June 30, 1994. The Company has incurred losses from continuing operations in recent years, has a deficiency of working capital at June 30, 1995 and does not does sufficient financing facilities in place for the remainder of 1995. No assurances can be given that either the business and operations of Lori or the market conditions in the fashion jewelry industry generally will improve in the immediate future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At March 31, 1995 and at December 31, 1994, the Company had anticipated that the restructuring of its debt (see Note 2), along with a consolidation and restructuring of its operations in order to reduce overhead costs and improve operational efficiencies, would permit it to obtain a sufficient level of borrowings to fund its capital requirements in 1995. During the second quarter of 1995, due primarily to competitive conditions in the costume jewelry industry, the Company experienced a reduction in business with certain major customers. Additionally, the Company discontinued certain unprofitable programs with other customers resulting in charges to operations for merchandise credits and inventory valuation allowances totaling $450,000. Due to the continued losses from operations and the inability of the Company to obtain conventional bank financing, the Company determined that its remaining goodwill balance could no longer be recovered over its remaining life through forecasted future operations. Accordingly, the Company recorded a charge against operations of $12,930,000 ($3.97 per share) to write-off all of the goodwill of its costume jewelry operations (see Note 4).

During June, 1995, Lori entered into a series of agreements with certain unaffiliated investors that provided for $700,000 of short-term loans due January 1, 1996. In August, 1995 Lori obtained a credit facility for the factoring of the accounts receivable of its costume jewelry operations. The credit facility provides for advances of 80% of receivables assigned, after allowances for markdowns and other merchandise credits. The factoring charge, a minimum of 1.75% of the receivables assigned, increases on a sliding scale if the receivables assigned are not collected within 45 days. Borrowings under the credit facility are collateralized by the accounts receivable, inventory and equipment of Lori's operating subsidiaries and guaranteed by Lori. Lori continues to search for additional funding to meet its capital requirements for the remainder of 1995 and beyond, either through borrowings or equity infusions. Additionally, Lori is attempting to increase sales through the solicitation of new customers and the addition of new programs with existing customers such that operating results will improve. However, there can be no assurance that such efforts will result in increased sales and operating profits. If Lori is unable to obtain additional working capital borrowings or equity infusions to fund its operations in for the remainder of 1995 and beyond, and improve the results of operations, it may be forced to liquidate its assets or file for protection under the Bankruptcy Code.

Lori's business plan for the remainder of 1995 is based on the continued dependence upon certain major customers which include Target Stores, Walgreens and Wal-Mart. The Company does not have sales contracts with its customers.

These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the Company's annual report on Form 10-K. Accordingly, the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the Securities and Exchange Commission, should be read in

                     THE LORI CORPORATION AND SUBSIDIARIES
conjunction with the accompanying consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1994 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.


2.       DEBT RESTRUCTURING

Effective August 18, 1994, as amended December 23, 1994, ARTRA, Fill-Mor, Lori and Lori's operating subsidiaries, (including New Dimensions Accessories, Ltd., "New Dimensions", which terminated operations effective December 27, 1994) entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor.

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

In conjunction with the Amended Settlement Agreement, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were advanced to Lori and used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, is collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares, originally issued to the bank under terms of the August 18, 1994 Settlement Agreement, were carried in the Company's condensed consolidated balance sheet at June 30, 1995 and December 31, 1994 as restricted common stock. In August, 1995 the loan was extended until September 15, 1995 and the lender received the above mentioned 100,000 Lori common shares as consideration for the loan extension.

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


         Amounts due the bank under loan agreements
            of Lori and its operating subsidiaries                   $  22,749
         Less amounts due the bank at  December 29, 1994                (7,855)
                                                                      --------
         Bank debt discharged                                           14,894
         Accrued interest and fees discharged                            3,635
         Other liabilities discharged                                    1,985
         Less consideration to the bank per terms of the
            amended settlement agreement
                  Cash                                                  (1,900)
                  ARTRA common stock                                    (2,500)
                  New Dimensions assets assigned to the
                     bank at estimated fair value                       (7,149)
                                                                      --------
                  Net extraordinary gain                             $   8,965
                                                                      ========


Lori also recorded a charge against operations in December 1994 to write-off New Dimensions' goodwill, which had a book value of $10,800,000.

On March 31, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori of $6,657,000 ($2.04 per share) in the first quarter of 1995. The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a director of Lori. The loan provides for interest at the prime rate plus 1%. As consideration for assisting in the debt restructuring, the director received 150,000 Lori common shares valued at $337,500 ($2.25 per share) based upon Lori's closing market value on March 30, 1995. The first quarter 1995 extraordinary gain was calculated (in thousands) as follows:


         Amounts due the bank under loan agreements
            of Lori and its operating subsidiaries                   $   7,855
         Less amounts due the bank applicable to Lori                     (561)
                                                                      --------
         Bank debt discharged                                            7,294
         Less fair market value of Lori common stock
            issued as consideration for the debt restructuring            (337)
         Other fees and expenses                                          (300)
                                                                      --------
                  Net extraordinary gain                              $  6,657
                                                                      ========

                     THE LORI CORPORATION AND SUBSIDIARIES

3.       INVENTORIES


Inventories (in  thousands) consist of:

                                                June 30,   December 31,
                                                   1995       1994
                                                 -------     -------

               Raw materials and supplies .....  $    69     $   115

               Work in process ................        3          19

               Finished goods .................    1,577       1,971
                                                 -------     -------
                                                 $ 1,649     $ 2,105
                                                 =======     =======


4.       GOODWILL IMPAIRMENT

The net assets of a purchased business are recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of net assets acquired (goodwill) is reflected as intangible assets and was amortized on a straight-line basis principally over a period of 40 years.

The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through forecasted future operations.

At March 31, 1995 and at December 31, 1994, the Company's business plan had anticipated that the restructuring of its debt (see Note 2), along with a consolidation and restructuring of its operations would permit it to obtain a sufficient level of borrowings to fund its capital requirements in 1995 and beyond. With the above business plan in place, funded by an adequate level of conventional working capital borrowings, it was anticipated that future cash flows from operations would be sufficient to recover the carrying value of the Company's goodwill.

During the second quarter of 1995, due primarily to competitive conditions in the costume jewelry industry, the Company experienced a reduction in business with certain major customers. Additionally, the Company discontinued certain unprofitable programs with other customers resulting in charges to operations for merchandise credits and inventory valuation allowances totaling $450,000. Due to the continued losses from operations and the inability of the Company to obtain conventional bank financing, the Company determined that its remaining goodwill balance could no longer be recovered over its remaining life through forecasted future operations. Accordingly, the Company recorded a charge against operations of $12,930,000 ($3.97 per share) to write-off all of the goodwill of its costume jewelry operations at June 30, 1995.

                     THE LORI CORPORATION AND SUBSIDIARIES

5.       NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt (in thousands) consists of:

                                                   June 30,     December 31,
                                                    1995            1994
                                                  -------        -------

     Notes payable
         Amount due to a related party,
             interest at the prime rate plus 1%   $   775

         Other ................................       700
                                                  -------
                                                  $ 1,475
                                                  =======

     Long-term debt
         Amounts due a bank term under terms of
              a debt settlement agreement .....                  $  7,855

         Current scheduled maturities .........                      (750)

         Debt subsequently discharged .........                    (7,105)
                                                                  -------
                                                                 $   -
                                                                  =======


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

On March 31, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori of $6,657,000 in 1995 (See Note 2). The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a director of Lori. The loan provides for interest at the prime rate plus 1%. As consideration for assisting with the debt restructuring, the director received 150,000 Lori common shares valued at $337,500 ($2.25 per share) based upon Lori's closing market value on March 30, 1995. The principal amount of the loan was reduced to $775,000 at June 30, 1995 and further reduced to $750,000 at July 31, 1995. The remaining loan principle was not repaid on its scheduled to maturity date of July 31, 1995. Per terms of the loan agreement, the Lori director received an additional 50,000 Lori common shares as compensation for the non-payment of the loan at its scheduled maturity. The due date of the loan was subsequently extended to September 30, 1995 and the Lori director received an additional 50,000 Lori common shares as consideration for the loan extension.

                     THE LORI CORPORATION AND SUBSIDIARIES

During the second quarter of 1995, Lori entered into a series of agreements with certain unaffiliated investors that provided for $700,000 of short-term loans due January 1, 1996 that provide for interest at 15%. As additional compensation the lenders received an aggregate of 41,176 Lori common shares.

In August, 1995 Lori obtained a credit facility for the factoring of the accounts receivable of its costume jewelry operations. The credit facility provides for advances of 80% of receivables assigned, after allowances for markdowns and other merchandise credits. The factoring charge, a minimum of 1.75% of the receivables assigned, increases on a sliding scale if the receivables assigned are not collected within 45 days. Borrowings under the credit facility are collateralized by the accounts receivable, inventory and equipment of Lori's operating subsidiaries and guaranteed by Lori.

At June 30, 1995 the common stock and virtually all the assets of the Company and its operating subsidiaries have been pledged as collateral for a short-term loan from a director of Lori, the proceeds of which were used to fund the $750,000 note payment to the bank under terms of the debt settlement agreement. In August, 1995 the director of Lori agreed to subordinate his interest the Lori assets pledged as collateral for the above accounts receivable factoring credit facility.

At June 30, 1995 and December 31, 1994, other noncurrent liabilities of $929,000 and $963,000, respectively, consisted of amounts due December 31, 1996 and 1997 representing unsecured claims arising from the May 3, 1993 reorganization of New Dimensions.


6.       PREFERRED STOCK

The Series C cumulative preferred stock, owned in its entirety by ARTRA, accrues dividends at the rate of 13% per annum on its liquidation value. Accumulated dividends were $7,011,000 at June 30, 1995 and December 31, 1994. Due to the limited ability of the Company to receive funds from its operating subsidiaries in recent years under terms of their former bank loan agreements, effective July 1, 1989, ARTRA placed a moratorium on the accrual of interest and the declaration and accrual of dividends on its Lori preferred stock. The moratorium has been extended indefinitely.

The Series C preferred stock is redeemable at Lori's option at prices based upon the principal amount paid plus accumulated dividends and a redemption premium that increased each year until 1995.


7.       EARNINGS PER SHARE

Earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants), unless anti-dilutive, outstanding during each period. Fully diluted earnings per share are not presented since the result is equivalent to primary earnings per share.


8.       INCOME TAXES

Due to the Company's tax loss carryforwards and the uncertainty of future taxable income, no income tax benefit was recognized in connection with the Company's 1995 and 1994 pre-tax losses. The 1995 extraordinary credit represents a net gain from discharge of bank indebtedness.

                     THE LORI CORPORATION AND SUBSIDIARIES

9.       LITIGATION

Lori has been notified by the Federal Environment Protection Agency that it is a potentially responsible party for the disposal of hazardous substances by its predecessor company at a site on Ninth Avenue in Gary, Indiana.. Lori has no records indicating that it deposited hazardous substances at this site and intends to vigorously defend itself in this matter.

Lori and its subsidiaries are parties in various other business related litigation which, in the opinion of management, will not have a material adverse effect on the Company's financial position and results of operations.

 Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion supplements the information found in the financial statements and related notes:

Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Cash and cash equivalents decreased $731,000 during the six months ended June 30, 1995. Cash flows used by operating activities of $1,377,000 and cash flows used by investing activities of $80,000 exceeded cash flows from financing activities of $726,000. Cash flows used by operating activities were principally attributable to the Company's loss from operations, exclusive of the effect of a charge to operations of $12,930,000 representing an impairment of the Company's goodwill. Cash flows from investing activities consisted of expenditures for retail fixtures of $610,000 and expenditures for equipment of $20,000, less $550,000 deposited in trust in December, 1994 used to fund an installment payment in January, 1995 for unsecured claims arising from the May, 1993 reorganization of the former New Dimensions subsidiary. Cash flows from financing activities were attributable to short-term loans used to fund the $750,000 payment due the Company's former bank lender under terms of the debt settlement agreement and to fund working capital requirements.

During the six months ended June 30, 1995, the Company's working capital deficiency increased by $2,308,000. The increase in working capital deficiency is principally attributable to the Company's loss from operations, exclusive of the effect of a charge to operations of $12,930,000 representing an impairment of the Company's goodwill.


         Debt Restructuring

In recent years, the Company has experienced a pattern of significantly lower sales levels and related operating losses primarily due to a shift in the buying patterns of its major customers (i.e. certain mass merchandisers) from participation in the Company's service program to purchases of costume jewelry and accessories directly from manufacturers. As a result of the significant operating loss incurred in 1992, on February 5, 1993, the Company's former New Dimensions subsidiary filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. On April 9, 1993, New Dimensions' reorganization plan was confirmed by an order of the Bankruptcy Court and on May 3, 1993, the consummation date of the reorganization, New Dimensions emerged from Chapter 11 bankruptcy court protection. Lori assumed and guaranteed certain New Dimensions' pre-bankruptcy loans payable to its bank and the bank also provided New Dimensions with certain credit facilities. Additionally, Lori's bank lender provided Lawrence and Rosecraft with new credit facilities in the first quarter of 1993.

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

In conjunction with the Amended Settlement Agreement, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were advanced to Lori and used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, is collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares, originally issued to the bank under terms of the August 18, 1994 Settlement Agreement, were carried in the Company's condensed consolidated balance sheet at June 30, 1995 and December 31, 1994 as

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


restricted common stock. In August, 1995 the loan was extended until September 15, 1995 and the lender received the above mentioned 100,000 Lori common shares as consideration for the loan extension. In exchange for the reduction of amounts due the bank, and as additional consideration for the $1,850,000 short-term loan agreement from the non-affiliated corporation, the Borrowers, ARTRA and Fill-Mor agreed to pay the following consideration, which supersedes the consideration agreed to under terms of the August 18, 1994 Settlement
Agreement:

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

On March 31, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori and Fill-Mor of $6,657,000 ($2.04 per share) in the first quarter of 1995. The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a director of Lori. The loan provides for interest at the prime rate plus 1%. As consideration for assisting in the debt restructuring, the director received 150,000 Lori common shares valued at $337,500 ($2.25 per share) based upon Lori's closing market value on March 30, 1995.

In recent years, New Dimensions had experienced a pattern of significantly lower sales levels and related operating losses primarily due to a shift in the buying patterns of its major customers (i.e. certain mass merchandisers) from participation in the New Dimension's service program to purchases of costume jewelry and accessories directly from manufacturers. In the fourth quarter of 1994, New Dimensions' largest customer, Wal-Mart, ended its participation in New Dimension's service program. Accordingly, the assignment to the Company's bank lender of all of the assets of the New Dimensions subsidiary in accordance with terms of the Amended Settlement Agreement, resulted in New Dimensions ceasing its operations effective December 27, 1994. Due to the pattern of operating losses, New Dimensions cessation of operations is not expected to have a material adverse effect on the financial condition, liquidity or results of operations of the Company in the immediate future.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)




         1995 Plan of Operations

At March 31, 1995 and at December 31, 1994, the Company had anticipated that the restructuring of its debt (see Note 2 to the Company's condensed consolidated financial statements), along with a consolidation and restructuring of its operations in order to reduce overhead costs and improve operational efficiencies, would permit it to obtain a sufficient level of borrowings to fund its capital requirements in 1995. During the second quarter of 1995, due primarily to competitive conditions in the costume jewelry industry, the Company experienced a reduction in business with certain major customers. Additionally, the Company discontinued certain unprofitable programs with other customers resulting  in  charges to  operations  for  merchandise  credits  and  inventory valuation  allowances  totaling  $450,000.  Due to  the  continued  losses  from operations and the inability of the Company to obtain conventional bank financing, the Company determined that its remaining goodwill balance could no longer be recovered over its remaining life through forecasted future operations. Accordingly, the Company recorded a charge against operations of $12,930,000 ($3.97 per share) to write-off all of the goodwill of its costume jewelry operations (see Note 4 to the Company's condensed consolidated financial statements).

Lori's business plan for the remainder of 1995 is based on the continued dependence upon certain major customers which include Target Stores, Walgreens and Wal-Mart. The Company does not have sales contracts with its customers.

At March 31, 1995, subsequent to the discharge of the Company's former bank indebtedness, the Company did not have a credit facility in place to fund its 1995 capital requirements. The Company entered into negotiations with various financial institutions and other lenders to obtain a working capital financing. These negotiations did not result in the placement of a credit facility. During June, 1995, Lori entered into a series of agreements with certain unaffiliated investors that provided for $700,000 of short-term loans due January 1, 1996. In August, 1995 Lori obtained a credit facility for the factoring of the accounts receivable of its costume jewelry operations. The credit facility provides for advances of 80% of receivables assigned, after allowances for markdowns and other merchandise credits. The factoring charge, a minimum of 1.75% of the receivables assigned, increases on a sliding scale if the receivables assigned are not collected within 45 days. Borrowings under the credit facility are collateralized by the accounts receivable, inventory and equipment of Lori's operating subsidiaries and guaranteed by Lori.

The above borrowings are not sufficient to adequately fund Lori's capital requirements for the remainder of 1995. Lori continues to search for additional funding to meet its capital requirements for the remainder of 1995 and beyond, either through borrowings or equity infusions. Additionally, Lori is attempting to increase sales through the solicitation of new customers and the addition of new programs with existing customers such that operating results will improve. However, there can be no assurance that such efforts will result in increased sales and operating profits. If Lori is unable to obtain additional working capital borrowings or equity infusions to fund its operations in for the remainder of 1995 and beyond, and improve the results of operations, it may be forced to liquidate its assets or file for protection under the Bankruptcy Code.

At June 30, 1995 the common stock and virtually all the assets of the Company and its operating subsidiaries have been pledged as collateral for a short-term loan from a director of Lori, the proceeds of which were used to fund the $750,000 note payment to the bank under terms of the debt settlement agreement. In August, 1995 the director of Lori agreed to subordinate his interest the Lori assets pledged as collateral for the above accounts receivable factoring credit facility.

Due to the limited ability of the Company to receive funds from its operating subsidiaries in recent years under terms of their former bank loan agreements, effective July 1, 1989, ARTRA placed a moratorium on the declaration and accrual of dividends on its Lori preferred stock. The moratorium has been extended indefinitely. The payment of accrued preferred stock dividends and the redemption of the preferred stock is contingent upon the ability of the Company and its operating subsidiaries to generate adequate cash flow, of which there can be no assurance, to redeem these obligations. Additionally, Lori has not paid dividends on its common stock in recent years and no dividend payments are anticipated in the immediate future.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)




During the six months ended June 30, 1995, ARTRA made net advances of $220,000 to Lori. During 1994, ARTRA made net advances to Lori of $2,531,000. The advances consisted of a $1,850,000 short-term note with interest at 10%, the proceeds of which were used to fund the $1,900,000 cash payment to the bank in conjunction with the Amended Settlement Agreement with Lori's former bank lender, and certain non-interest bearing advances used to fund Lori working capital requirements.

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


         Litigation

Lori has been notified by the Federal Environment Protection Agency that it is a potentially responsible party for the disposal of hazardous substances by its predecessor company at a site on Ninth Avenue in Gary, Indiana.. Lori has no records indicating that it deposited hazardous substances at this site and intends to vigorously defend itself in this matter.

Lori and its subsidiaries are parties in various other business related litigation which, in the opinion of management, will not have a material adverse effect on the Company's financial position and results of operations.


         Net Operating Loss Carryforwards

At June 30, 1995, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $53,000,000 available to be applied against future taxable income, if any, expiring principally in 1995 - 2009. During 1994 and 1995, the Company has issued shares of its common stock as consideration for various transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.



     Results of Operations

The assignment to a bank lender of all of the assets of Lori's New Dimensions subsidiary in accordance with terms of the debt settlement agreement, resulted in New Dimensions terminating its operations effective December 27, 1994. The results of operations for the three and six months ended June 30, 1994 included New Dimensions net sales of $4,345,000 and $7,896,000 and operating losses of $403,000 and $888,000, respectively. New Dimensions terminated operations effective December 27, 1994. In recent years, New Dimensions had experienced a pattern of significantly lower sales levels and related operating losses primarily due to a shift in the buying patterns of its major customers (i.e. certain mass merchandisers) from participation in the New Dimension's service program to purchases of costume jewelry and accessories directly from manufacturers. Due to the pattern of operating losses, New Dimensions cessation of operations is not expected to have a material adverse effect on the results of operations of the Company in the immediate future.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



Three Months Ended June 30, 1995 vs. Three Months Ended June 30, 1994

Net sales of $2,695,000 for the three months ended June 30, 1995 were $6,348,000, or 70.2%, lower than net sales for the three months ended June 30, 1994. The 1995 sales decrease is principally attributable to the termination of New Dimensions operations effective December 27, 1994 and to a soft retail environment in 1995. During the second quarter of 1995, due primarily to competitive conditions in the costume jewelry industry, the Company experienced a reduction in business with certain major customers. Additionally, the Company discontinued certain unprofitable programs with other customers.

The Company's cost of sales of $2,233,000 for the three months ended June 30, 1995 decreased $2,973,000 as compared to the three months ended June 30, 1994. Cost of sales in the three months ended June 30, 1995 was 82.9% of net sales compared to a cost of sales percentage of 57.6% for the three months ended June 30, 1994. The 1995 cost of sales decrease is principally attributable to the decrease in sales volume due to the termination of New Dimensions operations effective December 27, 1994. The 1995 cost of sales percentage increase of 25.3% is primarily attributable to a soft retail environment that resulted in depressed operating margins. Additionally, the Company discontinued certain unprofitable programs with other customers resulting in charges to operations for inventory valuation allowances.

Selling, general and administrative expenses of $2,214,000 in the three months ended June 30, 1995 decreased $2,205,000 as compared to the three months ended June 30, 1994. Selling, general and administrative expenses were 82.2% of net sales in the three months ended June 30, 1995 as compared to 48.9% of net sales in the three months ended June 30, 1994. The 1995 decrease in selling, general and administrative expenses is attributable to the decrease in sales volume due to the termination of New Dimensions operations effective December 27, 1994. The 1995 increase in selling, general and administrative expenses as a percentage of net sales is attributable to the combination of the semi-fixed nature of these costs and a significant decrease in sales volume.

Depreciation and amortization expense decreased approximately $220,000 in the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. The decrease is primarily attributable to the termination of New Dimensions operations effective December 27, 1994.

As discussed in Note 4 to the Company's condensed consolidated financial statements, during the second quarter of 1995 the Company determined that its remaining goodwill balance could no longer be recovered over its remaining life through forecasted future operations. Accordingly, the Company recorded a charge against operations of $12,930,000 ($3.97 per share) to write-off all of the goodwill of its costume jewelry operations at June 30, 1995.

Operating loss in the three months ended June 30, 1995 was $14,824,000 as compared to operating loss of $944,000 in the year ended three months ended June 30, 1994. The increased 1995 operating loss is principally attributable to a charge against operations of $12,930,000 to write-off all of the goodwill of its costume jewelry operations at June 30, 1995, as discussed in Note 4 to the Company's condensed consolidated financial statements.

Interest expense in the three months ended June 30, 1995 decreased $473,000 as compared to the three months ended June 30, 1994. The 1995 decrease is principally due the settlement agreement with the Company's bank lender. See
Note 2 to the Company's condensed consolidated financial statements. with the Company's 1994 pre-tax loss.

Due to the Company's tax loss carryforwards and the uncertainty of future taxable income, no income tax benefit was recognized in connection with the Company's 1995 and 1994 pre-tax losses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



Six Months Ended June 30, 1995 vs. Six Months Ended June 30, 1994

Net sales of $7,639,000 for the six months ended June 30, 1995 were $10,673,000, or 58.3%, lower than net sales for the six months ended June 30, 1994. The 1995 sales decrease is principally attributable to the termination of New Dimensions operations effective December 27, 1994 and a soft retail environment in 1995. During the second quarter of 1995, due primarily to competitive conditions in the costume jewelry industry, the Company experienced a reduction in business with certain major customers. Additionally, the Company discontinued certain unprofitable programs with other customers.

The Company's cost of sales of $5,096,000 for the six months ended June 30, 1995 decreased $5,207,000 as compared to the six months ended June 30, 1994. Cost of sales in the six months ended June 30, 1995 was 66.7% of net sales compared to a cost of sales percentage of 56.3% for the six months ended June 30, 1994. The 1995 cost of sales decrease is principally attributable to the decrease in sales volume due to the termination of New Dimensions operations effective December 27, 1994. The 1995 cost of sales percentage increase of 10.4% is primarily attributable to a soft retail environment that resulted in depressed operating margins. Additionally, the Company discontinued certain unprofitable programs with other customers resulting in charges to operations for inventory valuation allowances.

Selling, general and administrative expenses of $4,343,000 in the six months ended June 30, 1995 decreased $4,657,000 as compared to the six months ended June 30, 1994. Selling, general and administrative expenses were 56.9 % of net sales in the six months ended June 30, 1995 as compared to 49.1% of net sales in the six months ended June 30, 1994. The decrease in selling, general and administrative expenses is attributable to the decrease in sales volume due to the termination of New Dimensions operations effective December 27, 1994. The 1995 increase in selling, general and administrative expenses as a percentage of net sales is attributable to the combination of the semi-fixed nature of these costs and a significant decrease in sales volume.

Depreciation and amortization expense decreased approximately $446,000 in the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. The decrease is primarily attributable to the termination of New Dimensions operations effective December 27, 1994.

As discussed in Note 4 to the Company's condensed consolidated financial statements, during the second quarter of 1995 the Company determined that its remaining goodwill balance could no longer be recovered over its remaining life through forecasted future operations. Accordingly, the Company recorded a charge against operations of $12,930,000 ($3.97 per share) to write-off all of the goodwill of its costume jewelry operations at June 30, 1995.

Operating loss in the six months ended June 30, 1995 was $15,010,000 as compared to operating loss of $1,717,000 in the six months ended June 30, 1994. The increased 1995 operating loss is principally attributable to a charge against operations of $12,930,000 to write-off all of the goodwill of its costume jewelry operations at June 30, 1995, as discussed in Note 4 to the Company's condensed consolidated financial statements.

Interest expense in the three months ended June 30, 1995 decreased $902,000 as compared to the six months ended June 30, 1994. The 1995 decrease is principally due the settlement agreement with the Company's bank lender. See Note 2 to the Company's condensed consolidated financial statements.

Due to the Company's tax loss carryforwards and the uncertainty of future taxable income, no income tax benefit was recognized in connection with the Company's 1995 and 1994 pre-tax losses. The 1995 extraordinary credit represents a net gain from discharge of bank indebtedness.

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

                          PART II - OTHER INFORMATION




Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                             EXHIBIT 11

                      Computation of earnings per share and equivalent  share of common stock for the six months ended June 30, 1995 and 1994.



         (b)        Reports on Form 8-K:

                      None

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                                THE LORI CORPORATION
                                                --------------------
                                                     Registrant







Dated:   August 21, 1995                        JAMES D. DOERING
------------------------             ------------------------------------------
                                     Vice President and Chief Financial Officer