Form 10-Q
period 1995-09-30
LORI CORP
filed 1995-11-21
CIK 6814

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

                                    Yes X   No
                                       ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                          Outstanding at October 31, 1995
    ----------------------------              -------------------------------
     Common stock, $.01 par value                       8,544,105

                             THE LORI CORPORATION

                                     INDEX

                                                                                    Page
                                                                                   Number

PART I      FINANCIAL INFORMATION


  Item 1.   Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets
               September 30, 1995 and December 31, 1994                             2

            Condensed Consolidated Statements of Operations
               for the three and nine months ended September 30, 1995 and 1994      4

            Condensed Consolidated Statement of Changes in Shareholders'
               Equity (Deficit) for the nine months ended September 30, 1995        5

            Condensed Consolidated Statements of Cash Flows
               for the six months ended June 30, 1995 and 1994                      6

            Notes to Condensed Consolidated Financial Statements                    7


  Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                       19



PART II      OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                                      26



SIGNATURES                                                                         27

PART  I  -  FINANCIAL INFORMATION

Item 1.     Financial Statements


                     THE LORI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)


                                                           Sept 30,   Dec  31,
                                                              1995       1994
                                                            -------   --------

                         ASSETS
     Current assets:
        Cash and equivalents                                 $     2    $   783
        Restricted cash and equivalents                                     550
        Receivables, less allowance for
           doubtful accountsand markdowns of $1,338                         814

        Inventories                                                       2,105

        Other                                                     35        260
        Assets of discontinued operations
            held for disposal                                  4,488
                                                             -------   --------
                    Total current assets                       4,525      4,512
                                                             -------   --------

     Property, plant and equipment                                        1,563

     Less accumulated depreciation and amortization                       1,119
                                                                         ------
                                                                            444
                                                                         ------

     Other assets:
        Excess of cost over net assets acquired,
           net of accumulated amortization of $3,415                     13,140
        Other                                                    753        608
                                                             -------   --------
                                                                 753     13,748
                                                             -------   --------
                                                             $ 5,278   $ 18,704
                                                             =======   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    THE LORI CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)


                                                           Sept 30,   Dec  31,
                                                              1995       1994
                                                            -------   --------

     LIABILITIES
     Current liabilities:
        Notes payable, including amounts
           due to related party of $775                      $ 2,586
        Current maturities of long-term debt                           $    750

        Accounts payable                                         736      3,414
        Accrued expenses                                         476        905
        Due to (from) ARTRA                                      (76)       289
        Obligations expected to be settled by
           the issuance of common stock                        3,000
        Liabilities of discontinued operations
           held for disposal                                   4,517
                                                             -------   --------
                    Total current liabilities                 11,239      5,358
                                                             -------   --------
     Debt subsequently discharged                                         7,105
                                                                       --------

     Other noncurrent liabilities                                955        963
                                                             -------   --------
     Commitments and contingencies


     SHAREHOLDERS'  EQUITY  (DEFICIT)
     Preferred stock, $.01 par value,
        authorized 1,000 shares,
        all series;  Series C, issued 10 shares,
        including accrued dividends                           19,515     19,515
     Common stock, $.01 par value;
        authorized 10,000 shares;
        issued 3,656 shares in 1995 and
        3,265 shares in 1994                                      36         32
     Less restricted common stock (100 shares)                             (700)
     Additional paid-in capital                               66,123     65,392
     Accumulated deficit                                     (92,590)   (78,961)
                                                             -------   --------
                                                              (6,916)     5,278
                                                             -------   --------
                                                             $ 5,278   $ 18,704
                                                             =======   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE LORI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)



                                                             Three Months Ended     Nine Months Ended
                                                                 September 30,        September 30,
                                                              ------------------  -------------------
                                                               1995        1994*     1995       1994*
                                                             -------    -------  ---------   --------

     Selling, general and administrative                     $ 3,038    $   246  $   3,265   $    692
     Interest expense                                            279        376        410        959
     Other (income) expense, net                                  26         (2)
                                                             -------    -------  ---------   --------
     Loss from continuing operations
        before income taxes and extraordinary credit          (3,343)      (620)    (3,675)    (1,651)
     Provision for income taxes                              -------    -------  ---------   --------

     Loss from continuing operations                          (3,343)      (620)    (3,675)    (1,651)
     Loss from discontinued operations                        (1,821)    (1,016)   (16,611)    (2,732)
                                                             -------    -------  ---------   --------
     Loss before extraordinary credit                         (5,164)    (1,636)   (20,286)    (4,383)
     Extraordinary credit, net discharge of indebtedness                             6,657
                                                             -------    -------  ---------   --------
     Net earnings (loss)                                     $(5,164)   $(1,636) $ (13,629)  $ (4,383)
                                                             =======    =======  =========   ========


     Earnings (loss) per share:
        Continuing operations                                $ (1.04)    $ (.19)  $  (1.14)   $  (.52)
        Discontinued operations                                 (.46)      (.32)     (5.00)      (.86)
                                                               -----      -----     ------      -----
        Loss before extraordinary credit                       (1.50)      (.51)     (6.14)     (1.38)
        Extraordinary credit                                                          2.04
                                                               -----      -----     ------      -----
                    Net earnings (loss)                      $ (1.50)    $ (.51)  $  (4.10)   $ (1.38)
                                                             =======     ======   ========    =======

     Weighted average number of shares of common stock and
        common stock equivalents outstanding                   3,444      3,214      3,321      3,183
                                                             =======    =======    =======    =======

The accompanying notes are an integral part of the condensed consolidated financial statements.



____________________
*  As reclassified for discontinued operations.

                     THE LORI CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                  (Unaudited in thousands, except share data)


                                                                                                                         Total
                                       Preferred Stock    Common Stock     Restricted Common  Additional             Shareholders'
                                      ---------------   ----------------   -----------------   Paid-in  Accumulated     Equity
                                      Shares  Dollars     Shares   Dollars  Shares   Dollars   Capital    (Deficit)    (Deficit)
                                      ------  -------   ---------  -------  -------  -------   -------    --------    --------
Balance at December 31, 1994           9,701  $19,515   3,265,019    $32    100,000    ($700)  $65,392    ($78,961)     $5,278
   Net earnings                          -        -           -                           -         -      (13,629)    (13,629)
   Common stock issued as
      consideration for
      debt restructuring                 -        -       150,000      2        -         -        335         -           337
   Common stock issued as
      additionalconsideration
      for short-term borrowings          -        -       141,176      1        -         -        229         -           230
   Common stock issued as
      additional consideration
      for Yield purchase guarantee       -        -       100,000      1        -         -        167         -           168
   Restricted common stock
       issued as additonal
       consideration for
       short-term borrowings             -        -           -       -    (100,000)     700        -          -           700
   Fractional shares purchased           -        -           (60)    -         -         -         -          -           -
                                       ------  -------  ---------    ---   -------   -------   -------    --------    --------
Balance at September 30, 1995           9,701  $19,515  3,656,135    $36        -         -    $66,123    ($92,590)    ($6,916)
                                      =======  =======  =========    ===   =======   =======   =======     =======    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE LORI CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)





                                                                         Nine Months Ended September 30,
                                                                         ------------------------------
                                                                            1995                1994
                                                                          -------             ---------

Net cash flows used by operating activities,                              $(2,533)            $  (1,684)
                                                                          -------             ---------
Cash flows from investing activities:
   Payment of liabilities with restricted cash                                550                    -
   Additions to property, plant and equipment                                 (20)                  (28)
   Investment in Yield Global                                                (753)                   -
   Retail fixtures                                                           (631)                 (514)
                                                                          -------             ---------
Net cash flows used by investing activities                                  (854)                 (542)
                                                                          -------             ---------

Cash flows from financing activities:
   Net increase (decrease) in short-term debt,
      including liabilities of discontinued operations                      3,356                  (138)
   Proceeds from long-term borrowings                                          -                  1,241
   Reduction of long-term debt                                               (750)                 (433)
   ARTRA capital contribution                                                  -                  1,500
   Other                                                                       -                      9
                                                                          -------             ---------
Net cash flows from financing activities                                    2,606                 2,179
                                                                          -------             ---------

Decrease in cash and cash equivalents                                        (781)                  (47)
Cash and equivalents, beginning of period                                     783                   540
                                                                          -------             ---------
Cash and equivalents, end of period                                       $     2             $     493
                                                                          =======             =========


Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                                            $   131             $     282
      Income taxes paid, net                                                    9                    23

Supplemental schedule of noncash investing
   and financing activities:
   Common stock issued as consideration for
      debt restructuring and short-term loans                                 567                   -
   ARTRA  common stock issued  to Lori's
       bank lender  under terms of
       Lori's debt settlement agreement                                        -                  2,500
   Lori  common stock issued  to Lori's
       bank lender  under terms of
       Lori's debt settlement agreement                                        -                    700


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     THE LORI CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

At September 30, 1995, ARTRA GROUP INCORPORATED ("ARTRA"), a public company whose shares are traded on the New York Stock Exchange, owned, through its wholly-owned subsidiary Fill-Mor Holding, Inc. ("Fill-Mor"), approximately 62.9% of the common stock and all of the outstanding preferred stock of The Lori Corporation ("Lori" or the "Company"). At September 30, 1995, Lori operated in one industry segment (popular-priced fashion costume jewelry and accessories) through its two wholly-owned subsidiaries Lawrence Jewelry Corporation ("Lawrence") and Rosecraft, Inc. ("Rosecraft").

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of September 30, 1995, and the results of operations and changes in cash flows for the nine month periods ended September 30, 1995 and September 30, 1994. The Company has incurred losses from its fashion costume jewelry operations in recent years and at September 30, 1995, had a deficiency of working capital and did not have sufficient financing facilities in place for the remainder of 1995. No assurances can be given that either the business and operations of Lori or the market conditions in the fashion costume jewelry industry generally will improve in the immediate future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In September 1995, Lori adopted a plan to discontinue its fashion costume jewelry business as discussed in Note 3.

As discussed in Note 2, on September 11, 1995, Lori signed a stock purchase agreement to participate in the acquisition of one hundred percent of the capital stock of Spectrum Global Services, Inc. d/b/a YIELD Global ("YIELD"), a wholly owned subsidiary of Spectrum Information Technologies, Inc. for consideration consisting of cash of approximately $6 million, net of cash acquired, and 450,000 Lori common shares issued as consideration for various fees and guarantees associated with the transaction. Additionally, in conjunction with the Yield acquisition, ARTRA has agreed to assume certain pre-existing Lori liabilities and indemnify Lori in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. YIELD provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists, with an emphasis on wireless communications capability. On October 17, 1995, Lori completed the acquisition of one hundred percent of the capital stock of YIELD. The acquisition of Yield was funded principally by private placements of approximately 1,900,000 Lori common shares at $3.00 per share (total proceeds of approximately $5,700,000) plus detachable warrants to purchase approximately 950,000 Lori common shares at $3.375 per share. The warrants expire three years from the date of issue.

It is anticipated that Lori's entry into the telecommunications and computer technical staffing services business through the acquisition of Yield will provide Lori with sufficient liquidity and capital resources to fund its operations for the remainder of 1995 and beyond. Lori continues to search for additional funding , either through borrowings or equity infusions to expand its entry into the telecommunications and computer technical staffing services business.

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

                     THE LORI CORPORATION AND SUBSIDIARIES

2.       YIELD GLOBAL ACQUISITION

On September 11, 1995, Lori signed a stock purchase agreement to participate in the acquisition of one hundred percent of the capital stock of Spectrum Global Services, Inc. d/b/a YIELD Global ("YIELD"), a wholly owned subsidiary of Spectrum Information Technologies, Inc. ("Spectrum") for consideration consisting of cash of approximately $6 million, net of cash acquired, and 450,000 Lori common shares issued as consideration for various fees and guarantees associated with the transaction. The cash consideration included net cash payments to the selling shareholders of approximately $5.1 million. The 450,000 Lori common shares issued as consideration for the Yield transaction included 150,000 shares issued to Peter R. Harvey, a director of the Company and the president of ARTRA and 100,000 shares issued to ARTRA for their guarantee to the selling shareholder of the payment of the Yield purchase price at closing. The shares issued to Peter R. Harvey and ARTRA are subject to approval by Lori's shareholders. Additionally, in conjunction with the Yield acquisition, ARTRA has agreed to assume certain pre-existing Lori liabilities and indemnify Lori in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. YIELD provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists, with an emphasis on wireless communications capability. The acquisition of YIELD, completed on October 17, 1995, will be accounted for by the purchase method.

The acquisition of Yield was funded principally by private placements of approximately 1,900,000 Lori common shares at $3.00 per share (total proceeds of approximately $5,700,000) plus detachable warrants to purchase approximately 950,000 Lori common shares at $3.375 per share. The warrants expire three years from the date of issue.

The following unaudited pro forma condensed consolidated balance sheet at September 30, 1995 presents the financial position of the Company at September 30, 1995 as if the acquisition of Yield and the related private placement of Lori common shares had been consummated as of September 30, 1995. The unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 1995 and 1994, present the Company's results of operations as if the acquisition of Yield and the related private placement of Lori common shares had been consummated as of January 1, 1994.

                     THE LORI CORPORATION AND SUBSIDIARIES


                     THE LORI CORPORATION AND SUBSIDIARIES
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 1995
                                 (In thousands)
                                                                                            Pro Forma
                                                           Historical         Yield         Adjustments      Pro Forma
                                                           ----------       ----------       ---------        --------

     Current assets                                        $    4,525       $    3,179       $   5,700  (A)
                                                                                                (6,538) (B)   $  6,866

     Property, plant and equipment, net                                             94                              94

     Excess of cost over net assets acquired, net                                2,150           2,974  (C)      5,124

                                                                                                 7,238  (B)
     Other                                                        753               25          (7,991) (C)         25
                                                           ----------       ----------       ---------        --------
                                                           $    5,278       $    5,448       $   1,383        $ 12,109
                                                           ==========       ==========       =========        ========


     Current liabilities                                   $   11,239       $      431       $  (3,000) (D)   $  5,994
                                                                                                (2,676) (E)

     Other noncurrent liabilities                                 955                             (955) (E)


                                                                                                 5,700  (A)
                                                                                                   700  (B)
                                                                                                (5,017) (C)
                                                                                                 3,000  (D)
     Shareholders' equity (deficit)                            (6,916)           5,017           3,631  (E)      2,484
                                                           ----------       ----------       ---------        --------
                                                           $    5,278       $    5,448       $   1,383        $ 12,109
                                                           ==========       ==========       =========        ========



Pro forma adjustments to the unaudited condensed consolidated balance sheet consist of:

     (A) Record private placement of 1.9 million Lori common shares at $3.00 per share to fund Yield acquisition.
     (B) Record acquisition of Yield and reflect related acquisition costs.
     (C) Eliminate investment in Yield and adjust goodwill arising from the acquisition.
     (D) Issue Loricommon stock to settle obligations accrued at September 30, 1995.
     (E) Lori liabilities to be assumed by ARTRA.

     THE LORI CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS - (continued)



                     THE LORI CORPORATION AND SUBSIDIARIES
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  For the nine months ended September 30, 1995
                                 (In thousands)


                                                                                            Pro Forma
                                                           Historical         Yield         Adjustments      Pro Forma
                                                           ----------       ----------       ---------        --------

   Net sales                                                                $    9,007                        $   9,007
                                                                            ----------                        ---------

   Operating costs and expenses                            $    3,265            7,929       $     257  (A)      11,451


   Spectrum  corporate administrative charges (C)                                  286                              286
                                                           ----------       ----------                        ---------
                                                                3,265            8,215                           11,737
                                                           ----------       ----------                        ---------
   Operating earnings (loss)                                   (3,265)             792                           (2,730)
   Interest and other non-operating expenses                     (410)                             410  (B)
                                                           ----------       ----------                        ---------
   Loss from continuing operations before income taxes         (3,675)             792                           (2,730)
   Provision for income taxes                                                      (73)                             (73)
                                                           ----------       ----------                        ---------
   Earnings (loss) from continuing operations              $   (3,675)      $      719                        $  (2,803)
                                                           ==========       ==========                        =========

   Earnings (loss) per share from continuing operations    $    (1.14)                                        $    (.32)
                                                           ==========                                         =========


   Weighted average shares outstanding (D)                      3,321                                             8,771
                                                           ==========                                         =========

                     THE LORI CORPORATION AND SUBSIDIARIES


                     THE LORI CORPORATION AND SUBSIDIARIES
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  For the nine months ended September 30, 1994
                                 (In thousands)

                                                                                            Pro Forma
                                                           Historical         Yield         Adjustments      Pro Forma
                                                           ----------       ----------       ---------        --------

   Net sales                                                                $    5,968                        $   5,968
                                                                            ----------                        ---------

   Operating costs and expenses                            $      692            5,442       $     257  (A)       6,391


   Spectrum  corporate administrative charges (C)                                  571                              571
                                                           ----------       ----------                        ---------
                                                                  692            6,013                            6,962
                                                           ----------       ----------                        ---------
   Operating earnings (loss)                                     (692)             (45)                            (994)
   Interest and other non-operating expenses                     (959)                                             (959)
                                                           ----------       ----------                        ---------
   Loss from continuing operations before income taxes         (1,651)             (45)                          (1,953)
   Provision for income taxes
                                                           ----------       ----------                        ---------
   Earnings (loss) from continuing operations              $   (1,651)      $      (45)                       $  (1,953)
                                                           ==========       ==========                        =========

   Earnings (loss) per share from continuing operations    $     (.52)                                        $    (.22)
                                                           ==========                                         =========


   Weighted average shares outstanding (D)                      3,183                                             8,733
                                                           ==========                                         ========

Pro forma adjustments to the unaudited condensed consolidated statement of operations:

     (A)  Amortization of goodwill arising from the Yield acquisition.

     (B) Reverse interest expense on notes and other liabilities assumed by ARTRA.

     (C) Corporate administrativecharges from Yield's former parent, of Spectrum Information Technologies, Inc. The amount of these administrative charges may not be representative of costs to be incurred by Yield on a stand alone basis.


     (D) Pro forma weighted average shares outstanding includes Lori shares issued in the private placement that funded the Yield transaction, Lori shares issued for fees and costs associated with the Yield acquisition and Lori shares issued to settle obligations accrued at September 30, 1995.

                     THE LORI CORPORATION AND SUBSIDIARIES

3.       DISCONTINUED OPERATIONS

In September 1995, the Company adopted a plan to discontinue the Company's fashion costume jewelry business and recorded a provision of $1,000,000 for the estimated costs to complete the disposal of the fashion costume jewelry business.

The Company's condensed consolidated financial statements have been reclassified to report separately assets and liabilities and results of operations of the discontinued fashion costume jewelry business. At September 30, 1995, current assets of the discontinued fashion costume jewelry business consist principally of accounts receivable and inventory, while current liabilities consist principally of accounts payable, other trade related debt and the above mentioned provision of $1,000,000 for the estimated costs to complete the disposal of the fashion costume jewelry business. The December 31, 1994 condensed consolidated balance has not been reclassified.

The 1995 and 1994 operating results of the discontinued fashion costume jewelry business consists of:


                                                       Three Months Ended           Nine Months Ended
                                                          September 30,                September 30,
                                                        1995        1994             1995        1994
                                                     ----------  ----------       ----------   ---------

            Net sales                                $    2,949  $    8,078       $   10,588   $  26,394
                                                     ----------  ----------       ----------   ---------

            Operating expenses                            3,770       8,823           13,262      28,406

            Goodwill impairment                                                       12,930

            Interest and other expense                       (2)        267                2         706
                                                     ----------  ----------       ----------   ---------
                                                          3,768       9,090           26,194      29,112
                                                     ----------  ----------       ----------   ---------

            Earnings(loss)from operations
              before income taxes                         (819)      (1,012)         (15,606)     (2,722)

            Provision for income taxes                      (2)          (4)              (5)        (10)
                                                     ----------  ----------       ----------   ---------

            Earnings (loss) from operations         $     (821)  $   (1,016)      $  (15,611)  $  (2,732)
                                                    ----------   ----------       ----------   ---------

            Provision for disposal of business       $  (1,000)                   $   (1,000)

            Provision for income taxes
                                                     ----------  ----------       ----------   ---------
                                                     $  (1,000)                   $   (1,000)
                                                     ----------  ----------       ----------   ---------

            Loss from discontinued operations        $  (1,821)  $   (1,016)      $  (16,611)   $ (2,732)
                                                     =========   ==========       ==========    ========


                     THE LORI CORPORATION AND SUBSIDIARIES

At March 31, 1995 and at December 31, 1994, the Company's business plan had anticipated that the restructuring of its debt (see Note 4), along with a consolidation and restructuring of its operations would permit it to obtain a sufficient level of borrowings to fund its capital requirements in 1995 and beyond. With the above business plan in place, funded by an adequate level of conventional working capital borrowings, it was anticipated that future cash flows from operations would be sufficient to recover the carrying value of the Company's goodwill.

During the second quarter of 1995, due primarily to competitive conditions in the costume jewelry industry, the Company experienced a reduction in business with certain major customers. Additionally, the Company discontinued certain unprofitable programs with other customers resulting in charges to operations for merchandise credits and inventory valuation allowances totaling $450,000. Due to the continued losses from operations and the inability of the Company to obtain conventional bank financing, the Company determined that its remaining goodwill balance could no longer be recovered over its remaining life through forecasted future operations. Accordingly, the Company recorded a charge against operations of $12,930,000 ($3.89 per share) to write-off all of the goodwill of its costume jewelry operations at June 30, 1995.


4.       DEBT RESTRUCTURING

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

In conjunction with the Amended Settlement Agreement, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were advanced to Lori and used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, was collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares, originally issued to the bank under terms of the August 18, 1994 Settlement Agreement, were carried in the Company's condensed consolidated balance sheet at June 30, 1995 and December 31, 1994 as restricted common stock. In August, 1995 the loan was extended until September 15, 1995 and the lender received the above mentioned 100,000 Lori common shares as consideration for the loan extension. The loan has not been paid as of November 15, 1995 and ARTRA has entered into discussions to extend the due date of the loan.

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

                     THE LORI CORPORATION AND SUBSIDIARIES

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
                                                                      ========

                     THE LORI CORPORATION AND SUBSIDIARIES

5.       INVENTORIES

Inventories at December 31, 1994 (in thousands) consist of:

           Raw materials and supplies          $    115
           Work in process                           19
           Finished goods                         1,971
                                                -------
                                                $ 2,105
                                                =======


6.       NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt (in thousands) consists of:


                                                                   Sept 30,      December 31,
                                                                     1995           1994
                                                                   --------        --------
      Notes payable
          Amount due to a related party,
              interest at the prime rate plus 1%                   $    750

          Accounts receivable credit facility                           770

          Other, interest principally at 15%                          1,836
                                                                   --------
                                                                      3,356
          Less amounts classified as
                   liabilities of discontinued operations              (770)
                                                                   --------
                                                                   $  2,586
                                                                   ========

      Long-term debt
          Amounts due a bank term under terms of
               a debt settlement agreement                                         $  7,855

          Current scheduled maturities                                                 (750)

          Debt subsequently discharged
                                                                                     (7,105)
                                                                                   --------
                                                                                   $
                                                                                   =========


As discussed in Note 4, effective August 18, 1994, as amended effective December 23, 1994, ARTRA, Fill-Mor, Lori and Lori's operating subsidiaries entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor. Per terms of the Amended Settlement Agreement, borrowings due the bank under the loan agreements of Lori and its operating subsidiaries and Lori's

                     THE LORI CORPORATION AND SUBSIDIARIES
parent, Fill-Mor, plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 as of December 23, 1994 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank). As partial consideration for the Amended Settlement Agreement the bank received a $750,000 Lori note payable due March 31, 1995.

On March 31, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori of $6,657,000 in 1995 (See Note 4). The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a director of Lori. The loan provides for interest at the prime rate plus 1%. As consideration for assisting with the debt restructuring, the director received 150,000 Lori common shares valued at $337,500 ($2.25 per share) based upon Lori's closing market value on March 30, 1995. The principal amount of the loan was reduced to $775,000 at June 30, 1995 and further reduced to $750,000 at July 31, 1995. The remaining loan principle was not repaid on its scheduled to maturity date of July 31, 1995. Per terms of the loan agreement, the Lori director received an additional 50,000 Lori common shares as compensation for the non-payment of the loan at its originally scheduled maturity. The maturity date of the loan was subsequently extended to September 30, 1995. The Company has entered into discussions with the director to extend the maturity date of the loan.

During the second and third quarters of 1995, Lori entered into a series of agreements with certain unaffiliated investors that provided for $1,800,000 of short-term loans that provide for interest at 15%. As additional compensation the lenders received an aggregate of 91,176 Lori common shares. The proceeds from these loans were used for the September $500,000 down payment on the Yield acquisition, with the remainder used for working capital.

In August, 1995 Lori obtained a credit facility for the factoring of the accounts receivable of its fashion costume jewelry operations. The credit facility provides for advances of 80% of receivables assigned, less allowances for markdowns and other merchandise credits. The factoring charge, a minimum of 1.75% of the receivables assigned, increases on a sliding scale if the receivables assigned are not collected within 45 days. Borrowings under the credit facility are collateralized by the accounts receivable, inventory and equipment of Lori's fashion costume jewelry subsidiaries and guaranteed by Lori. At September 30, 1995 outstanding borrowings under this credit facility of $770,000 were classified in the Company's condensed consolidated balance sheet as current liabilities of discontinued operations held for disposal.

At September 30, 1995 the common stock and virtually all the assets of the Company and its operating subsidiaries have been pledged as collateral for a short-term loan from a director of Lori, the proceeds of which were used to fund the $750,000 note payment to the bank under terms of the debt settlement agreement. In August, 1995 the director of Lori agreed to subordinate his interest in the Lori assets pledged as collateral for the above accounts receivable factoring credit facility.

At September 30, 1995 and December 31, 1994, other noncurrent liabilities of $955,000 and $963,000, respectively, consisted of amounts due December 31, 1996 and 1997 representing unsecured claims arising from the May 3, 1993 reorganization of New Dimensions.


7.       OBLIGATIONS EXPECTED TO BE SETTLED BY THE ISSUANCE OF COMMON STOCK

Effective July 4, 1995, Lori and ARTRA entered into an employment or consulting services agreements with certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business. As additional compensation, the agreements provided for the issuance in aggregate of a 35% common stock interest in Lori. The Lori shares, issued on October 6, 1995, were valued at $.93 per share based upon Lori's average closing market price on the American Stock Exchange for the period beginning 5 business days prior to and ending 5 business days after the acceptance of the employment or consulting services agreements (July 4, 1995), as discounted for dilution, blockage and restricted marketability. Accordingly, Lori has accrued the compensation charge of $3,000,000 related to the issuance of the 35% common stock interest in Lori (approximately 3,200,000 Lori common shares), which is

                     THE LORI CORPORATION AND SUBSIDIARIES
classified in the Company's condensed consolidated balance sheet at September 30, 1995 as obligations expected to be settled by the issuance of common stock. After the issuance of these common shares, plus the effects of the issuance of common shares sold by private placements and other common shares issued in conjunction with the Yield acquisition, ARTRA's common stock ownership interest in Lori will be reduced to approximately 25%.


8.       PREFERRED STOCK

The Series C cumulative preferred stock, owned in its entirety by ARTRA, accrues dividends at the rate of 13% per annum on its liquidation value. Accumulated dividends were $7,011,000 at September 30, 1995 and December 31, 1994. Due to the limited ability of the Company to receive funds from its operating subsidiaries in recent years under terms of their former bank loan agreements, effective July 1, 1989, ARTRA placed a moratorium on the accrual of interest and the declaration and accrual of dividends on its Lori preferred stock. The moratorium has been extended indefinitely.

The Series C preferred stock is redeemable at Lori's option at prices based upon the principal amount paid plus accumulated dividends and a redemption premium that increased each year until 1995.

ARTRA has agreed to exchange its Lori Series C cumulative preferred stock for 100,000 newly issued Lori common shares. The exchange is expected to be consummated during the fourth quarter of 1995.


9.       EARNINGS PER SHARE

Earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants), unless anti-dilutive, outstanding during each period. Fully diluted earnings per share are not presented since the result is equivalent to primary earnings per share.


10.      INCOME TAXES

Due to the Company's tax loss carryforwards and the uncertainty of future taxable income, no income tax benefit was recognized in connection with the Company's 1995 and 1994 pre-tax losses. The 1995 extraordinary credit represents a net gain from discharge of bank indebtedness.

At June 30, 1995, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $53,000,000 available to be applied against future taxable income, if any, expiring principally in 1995 - 2009. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. The Company has recently issued a significant number of shares of its common stock in conjunction with the Yield acquisition and certain related transactions. Accordingly, the Company is currently subject to significant limitations regarding the utilization of its Federal income tax loss carryforwards.


11.      LITIGATION

Lori has been notified by the Federal Environment Protection Agency that it is a potentially responsible party for the disposal of hazardous substances by its predecessor company at a site on Ninth Avenue in Gary, Indiana.. Lori has no records indicating that it deposited hazardous substances at this site and intends to vigorously defend itself in this matter.

                     THE LORI CORPORATION AND SUBSIDIARIES

Lori and its subsidiaries are parties in various other business related litigation which, in the opinion of management, will not have a material adverse effect on the Company's financial position and results of operations.

In conjunction with the Yield acquisition (see Note 2), ARTRA has agreed to assume certain pre-existing Lori liabilities and indemnify Lori in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation.

 Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion supplements the information found in the financial statements and related notes:

         Change in Business

On September 11, 1995, Lori signed a stock purchase agreement to participate in the acquisition of one hundred percent of the captal stock of Spectrum Global Services, Inc. d/b/a YIELD Global ("YIELD"), a wholly owned subsidiary of Spectrum Information Technologies, Inc. for consideration consisting of cash of approximately $6 million, net of cash acquired and 450,000 Lori common shares issued as consideration for various fees and guarantees associated with the transaction. The cash consideration included net cash payments to the selling shareholders of approximately $5.1 million. The 450,000 Lori common shares issued as consideration for the Yield transaction included 150,000 shares issued to Peter R. Harvey, a director of the Company and the president of ARTRA and 100,000 shares issued to ARTRA for their guarantee to the selling shareholder of the payment of the Yield purchase price at closing. The shares issued to Peter
R. Harvey and ARTRA are subject to approval by Lori's shareholders. Additionally, in conjunction with the Yield acquisition, ARTRA has agreed to assume certain pre-existing Lori liabilities and indemnify Lori in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. YIELD provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists, with an emphasis on wireless communications capability. The acquisition of Yield was funded principally by private placements of approximately 1,900,000 Lori common shares at $3.00 per share (total proceeds of approximately $5,700,000) plus detachable warrants to purchase approximately 950,000 Lori common shares at $3.375 per share. The warrants expire three years from the date of issue.

In September 1995, the Company adopted a plan to discontinue the Company's fashion costume jewelry business and recorded a provision of $1,000,000 for the estimated costs to complete the disposal of the fashion costume jewelry business.


Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Cash and cash equivalents decreased $781,000 during the nine months ended September 30, 1995. Cash flows used by operating activities of $2,533,000 and cash flows used by investing activities of $854,000 exceeded cash flows from financing activities of $2,606,000. Cash flows used by operating activities were principally attributable to the Company's loss from operations, exclusive of the effect of a charge to operations of $12,930,000 representing an impairment of goodwill at the Company's discontinued fashion costume jewelry operations and a compensation charge to continuing operations of $3,000,000 representing the issuance in aggregate of a 35% common stock interest in Lori as additional consideration under employment or consulting services agreements with certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business. Cash flows from investing activities consisted of a down payment and certain other acquisition related costs aggregating $753,000 in connection with the Yield acquisition completed in October, 1995, expenditures for retail fixtures of $631,000 and expenditures for equipment of $20,000, less $550,000 deposited in trust in December, 1994 used to fund an installment payment in January, 1995 for unsecured claims arising from the May, 1993 reorganization of the former New Dimensions subsidiary. Cash flows from financing activities were attributable to short-term loans used to fund the $750,000 payment due the Company's former bank lender under terms of the debt settlement agreement, the Yield acquisition down payment and working capital requirements.

During the nine months ended September 30, 1995, the Company's working capital deficiency increased by $5,868,000. The increase in working capital deficiency is principally attributable to an accrued compensation charge of $3,000,000 representing the issuance in aggregate of a 35% common stock interest in Lori as additional consideration under employment or consulting services agreements with certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business and operating losses associated with the Company's discontinued fashion

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



costume jewelry operations, exclusive of a charge to operations of $12,930,000 representing an impairment goodwill at the Company's discontinued fashion costume jewelry operations.


         Debt Restructuring

In recent years, the Company`s fashion costume jewelry operations experienced a pattern of significantly lower sales levels and related operating losses primarily due to a shift in the buying patterns of its major customers (i.e. certain mass merchandisers) from participation in the Company's service program to purchases of costume jewelry and accessories directly from manufacturers. As a result of the significant operating loss incurred in 1992, on February 5, 1993, the Company's former New Dimensions subsidiary filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. On April 9, 1993, New Dimensions' reorganization plan was confirmed by an order of the Bankruptcy Court and on May 3, 1993, the consummation date of the reorganization, New Dimensions emerged from Chapter 11 bankruptcy court protection. Lori assumed and guaranteed certain New Dimensions' pre-bankruptcy loans payable to its bank and the bank also provided New Dimensions with certain credit facilities. Additionally, Lori's bank lender provided Lawrence and Rosecraft with new credit facilities in the first quarter of 1993.

At December 31, 1993 and during 1994, Lori and its fashion costume jewelry operating subsidiaries were not in compliance with certain provisions of their respective bank loan agreements.

Effective August 18, 1994, as amended December 23, 1994, Lori and Lori's fashion costume jewelry operating subsidiaries (collectively, the "Borrowers"), ARTRA and Fill-Mor entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries.

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

In conjunction with the Amended Settlement Agreement, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were advanced to Lori and used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, was collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares, originally issued to the bank under terms of the August 18, 1994 Settlement Agreement, were carried in the Company's condensed consolidated balance sheet at September 30, 1995 and December 31, 1994 as restricted common stock. In August, 1995 the loan was extended until September 15, 1995 and the lender received the above mentioned 100,000 Lori common shares as consideration for the loan extension. The loan has not been paid as of November 15, 1995 and ARTRA has entered into discussions to extend the due date of the loan.

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

In recent years, New Dimensions had experienced a pattern of significantly lower sales levels and related operating losses primarily due to a shift in the buying patterns of its major customers (i.e. certain mass merchandisers) from participation in the New Dimension's service program to purchases of costume jewelry and accessories directly from manufacturers. In the fourth quarter of 1994, New Dimensions' largest customer, Wal-Mart, ended its participation in New Dimension's service program. Accordingly, the assignment to the Company's bank lender of all of the assets of the New Dimensions subsidiary in accordance with terms of the Amended Settlement Agreement, resulted in New Dimensions ceasing its operations effective December 27, 1994. Due to the pattern of operating losses, New Dimensions cessation of operations did not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.


         1995 Plan of Operations

At March 31, 1995 and at December 31, 1994, the Company had anticipated that the restructuring of its debt (see Note 4 to the Company's condensed consolidated financial statements), along with a consolidation and restructuring of its operations in order to reduce overhead costs and improve operational efficiencies, would permit it to obtain a sufficient level of borrowings to fund its capital requirements of its fashion costume jewelry operations in 1995. During the second quarter of 1995, due primarily to competitive conditions in the costume jewelry industry, the Company experienced a reduction in business with certain major customers. Additionally, the Company discontinued certain unprofitable programs with other customers resulting in charges to operations for merchandise credits and inventory valuation allowances totaling $450,000. Due to the continued losses from operations and the inability of the Company to obtain conventional bank financing, the Company determined that its remaining goodwill balance could no longer be recovered over its remaining life through forecasted future operations. Accordingly, the Company recorded a charge against operations of $12,930,000 ($3.89 per share) to write-off all of the goodwill of its costume jewelry operations (see Note 3 to the Company's condensed consolidated financial statements).

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



At March 31, 1995, subsequent to the discharge of the Company's former bank indebtedness, the Company did not have a credit facility in place to fund its 1995 capital requirements. The Company entered into negotiations with various financial institutions and other lenders to obtain a working capital financing. These negotiations did not result in the placement of a credit facility. During June, 1995, Lori entered into a series of agreements with certain unaffiliated investors that provided for $700,000 of short-term loans due January 1, 1996. In August, 1995 Lori obtained a credit facility for the factoring of the accounts receivable of its fashion costume jewelry operations. The credit facility provides for advances of 80% of receivables assigned, after allowances for markdowns and other merchandise credits. The factoring charge, a minimum of 1.75% of the receivables assigned, increases on a sliding scale if the receivables assigned are not collected within 45 days. Borrowings under the credit facility, $770,000 at September 30, 1995 are collateralized by the accounts receivable, inventory and equipment of Lori's fashion costume jewelry subsidiaries and guaranteed by Lori.

However, due continued operating losses and the inability to obtain adequate credit facilities to fund its fashion costume jewelry operations, in September 1995, the Company adopted a plan to discontinue the Company's fashion costume jewelry business and recorded a provision of $1,000,000 for the estimated costs to complete the disposal of the fashion costume jewelry business.

It is anticipated that Lori's entry into the telecommunications and computer technical staffing services business through the acquisition of Yield will provide Lori with sufficient liquidity and capital resources to fund its operations for the remainder of 1995 and beyond. The acquisition of Yield was funded principally by private placements of approximately 1,900,000 Lori common shares at $3.00 per share (total proceeds of approximately $5,700,000) plus detachable warrants to purchase approximately 950,000 Lori common shares at $3.375 per share. The warrants expire three years from the date of issue. Lori continues to search for additional funding, either through borrowings or equity infusions to expand its entry into the telecommunications and computer technical staffing services business.

At September 30, 1995 the common stock and virtually all the assets of the Company and its operating subsidiaries have been pledged as collateral for a short-term loan from a director of Lori, the proceeds of which were used to fund the $750,000 note payment to the bank under terms of the debt settlement agreement. In August, 1995 the director of Lori agreed to subordinate his interest the Lori assets pledged as collateral for the above accounts receivable factoring credit facility.

Due to the limited ability of the Company to receive funds from its operating subsidiaries in recent years under terms of their former bank loan agreements, effective July 1, 1989, ARTRA placed a moratorium on the declaration and accrual of dividends on its Lori preferred stock. The moratorium has been extended indefinitely. The payment of accrued preferred stock dividends and the redemption of the preferred stock is contingent upon the ability of the Company and its operating subsidiaries to generate adequate cash flow, of which there can be no assurance, to redeem these obligations. Additionally, Lori has not paid dividends on its common stock in recent years and no dividend payments are anticipated in the immediate future. ARTRA has agreed to exchange its Lori Series C cumulative preferred stock for 100,000 newly issued Lori common shares. The exchange is expected to be consummated during the fourth quarter of 1995.

During the nine months ended September 30, 1995, ARTRA made advances of $365,000 to Lori. In conjunction with the Amended Settlement Agreement (see Note 4 to the Company's condensed consolidated financial statements), ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were advanced to Lori and used to fund amounts due Lori's bank. The loan, due June 30, 1995, was collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares, originally issued to the bank under terms of the August 18, 1994 Settlement Agreement, were carried in the Company's condensed consolidated balance sheet at June 30, 1995 and December 31, 1994 as restricted common stock. In August, 1995 the loan was extended until September 15, 1995 and the lender received the above mentioned 100,000 Lori common shares as consideration for the loan extension. Accordingly, the carrying value of these 100,000 Lori common shares was transferred to ARTRA as reduction of amounts due ARTRA.

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

Lori has no material commitments for capital expenditures.


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

In conjunction with the Yield acquisition (see Note 2 to the Company's condensed consolidated financial statements), ARTRA has agreed to assume certain pre-existing Lori liabilities and indemnify Lori in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation.


         Net Operating Loss Carryforwards

At June 30, 1995, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $53,000,000 available to be applied against future taxable income, if any, expiring principally in 1995 - 2009. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. The Company has recently issued a significant number of shares of its common stock in conjunction with the Yield acquisition and certain related transactions. Accordingly, the Company is currently subject to significant limitations regarding the utilization of its Federal income tax loss carryforwards.


         Results of Operations

Due to a pattern of reduced sales volume resulting in continuing operating losses, in September 1995, the Company adopted a plan to discontinue the Company's fashion costume jewelry business. The Company's condensed consolidated financial statements have been reclassified to report separately results of operations of the discontinued fashion costume jewelry business. Therefore, a comparison of the Company's consolidated results of operations for 1995 with the corresponding periods of 1994 is not meaningful. The following tables present a comparison of results of operations of the discontinued fashion costume jewelry for the three and nine months ended September 30, 1995 with the corresponding periods of 1994.

As discussed in Note 4 to the condensed consolidated financial statements, the assignment to a bank lender of all of the assets of Lori's former New Dimensions subsidiary in accordance with terms of the debt settlement agreement, resulted in New Dimensions terminating its operations effective December 27, 1994. The results of operations for the three and nine months ended September 30, 1994 included New Dimensions net sales of $2,733,000 and $10,629,000 and operating losses of $669,000 and $1,557,000, respectively. In recent years, New Dimensions had experienced a pattern of significantly lower sales levels and related operating losses primarily due to a shift in the buying patterns of its major customers (i.e. certain mass merchandisers) from participation in the New Dimension's service program to purchases of costume jewelry and accessories directly from manufacturers. Due to the pattern of operating losses, New Dimensions cessation of operations did not have a material adverse effect on the results of operations of the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



Discontinued Operations Three Months Ended September 30, 1995 vs. Discontinued Operations Three Months Ended September 30, 1994

                                          Three Months Ended
                                            September 30,
                                          ------------------
                                            (In thousands)

                                            1995       1994
                                          -------    -------

     Net sales                            $ 2,949    $ 8,078
                                          -------    -------

     Operating expenses                     3,770      8,823

     Goodwill impairment

     Interest and other expense                (2)       267
                                          -------    -------
                                            3,768      9,090
                                          -------    -------

     Loss from operations before             (819)    (1,012)
           income taxes

     Provision for income taxes                (2)        (4)
                                          -------    -------

     Loss from operations                 $  (821)   $(1,016)
                                          =======    =======



     Provision for disposal of business   $(1,000)   $

     Provision for income taxes
                                          -------    -------
                                          $(1,000)   $
                                          =======    =======

     Loss from discontinued operations    $(1,821)   $(1,016)
                                          =======    =======



Net sales of $2,949,000 for the three months ended September 30, 1995 were $5,129,000, or 63.5%, lower than net sales for the three months ended September 30, 1994. The 1995 sales decrease is principally attributable to the termination of New Dimensions operations effective December 27, 1994 and to a soft retail environment in 1995. During the second quarter of 1995, due primarily to competitive conditions in the costume jewelry industry, the Company experienced a reduction in business with certain major customers. Additionally, the Company discontinued certain unprofitable programs with other customers.

Loss from discontinued operations in the three months ended September 30, 1995 was $821,000 as compared to a loss from discontinued operations of $1,016,000 in the three months ended September 30, 1994. The decreased 1995 loss from discontinued operations is principally attributable to certain unprofitable fashion costume jewelry programs the Company terminated during the second quarter of 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



Discontinued Operations Nine Months Ended September 30, 1995 vs. Discontinued Operations Nine Months Ended September 30, 1994


                                          Nine Months Ended
                                            September 30,
                                          ------------------
                                            (In thousands)

                                            1995       1994
                                          -------    -------

     Net sales                            $10,588    $26,390
                                          -------    -------

     Operating expenses                    13,262     28,406

     Goodwill impairment                   12,930

     Interest and other expense                 2        706
                                          -------    -------
                                           26,194     29,112
                                          -------    -------

     Loss from operations before          (15,606)   (2,722)
           income taxes

     Provision for income taxes                (5)       (10)
                                          -------    -------

     Loss from operations                ($15,611)   $(2,732)
                                          =======    =======


     Provision for disposal of business   $(1,000)   $

     Provision for income taxes
                                          -------    -------
                                          $(1,000)   $
                                          =======    =======

     Loss from discontinued operations   ($16,611)   $(2,732)
                                          =======    =======

Net sales of $10,588,000 for the nine months ended September 30, 1995 were $15,802,000, or 59.5%, lower than net sales for the nine months ended September 30, 1994. The 1995 sales decrease is principally attributable to the termination of New Dimensions operations effective December 27, 1994 and a soft retail environment in 1995. During the second quarter of 1995, due primarily to competitive conditions in the costume jewelry industry, the Company experienced a reduction in business with certain major customers. Additionally, the Company discontinued certain unprofitable programs with other customers.

Loss from discontinued operations in the three months ended September 30, 1995 was $15,611,000 as compared to a loss from discontinued operations of $2,732,000 in the three months ended September 30, 1994. The increased 1995 loss from discontinued operations is principally attributable to a charge against operations of $12,930,000 ($3.89 per share) to write-off all of the goodwill of the Company's costume jewelry operations at June 30, 1995, as discussed in Note 3 to the Company's condensed consolidated financial statements. Additionally, at September 30, 1995, the Company recorded a provision of $1,000,000 for the estimated costs of disposing of the fashion costume jewelry operations.

                          PART II - OTHER INFORMATION




Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                EXHIBIT 11

                    Computation of earnings per share and equivalent share of common stock for the nine months ended September 30, 1995 and 1994.



         (b)   Reports on Form 8-K:

                    No reports on Form 8-K were filed during the three months ended September 30, 1995.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                              THE LORI CORPORATION
                                                   Registrant







Dated: November 20,1995                         JAMES D. DOERING
                                     -----------------------------------------
                                     Vice President and Chief Financial Officer