Form 10-K
period 1995-12-31
COMFORCE CORP
filed 1996-04-15
CIK 6814

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d)of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 1995

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the transition period from ___________ to ___________


                          Commission file number 1-6081


                              COMFORCE CORPORATION
                         (formerly The Lori Corporation)
             (Exact name of registrant as specified in its charter)


           Delaware                                      36-23262248
   ------------------------------             -------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)


2001 Marcus Avenue Lake Success, New York                    11042
- -----------------------------------------                  --------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:    (516) 352-3200


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      --     --

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at February 29, 1996 $44,370,000
                                    -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at February 29, 1996
- ----------------------------------------      --------------------------------
Common stock, $.01 par value                            9,338,698

Documents Incorporated by Reference:   None

Item 1.  Business

General

COMFORCE Corporation (the "Company" or "COMFORCE") is a leading provider of technical staffing and consulting services in the information technology and telecommunications sectors. Its operations are currently conducted through its operating subsidiary, COMFORCE Global ("COMFORCE Global"). The Company has entered into an asset purchase agreement to acquire the assets and business of RRA Inc. and certain affiliated entities ("RRA") through a second operating subsidiary, COMFORCE Technical Services, Inc. ("COMFORCE Technical Services").

COMFORCE Global provides telecommunications and computer specialists and expertise on a project outsourcing basis, primarily to Fortune 500 companies worldwide. It offers manpower on a contract basis to the telecommunications and computer industries, on both a short-term and long-term basis, to meet its customers' needs for virtually every staffing level within these industries, including wireless infrastructure services, network management, engineering, design and technical support. COMFORCE Global maintains an extensive data base of technically skilled telecommunications and computer personnel, classified by experience and geographic location, for its customers. A majority of COMFORCE Global's business is derived from contract labor services provided to the wireless sector.

Upon completion of the acquisition of RRA, COMFORCE Technical Services will provide specialists for supplemental staffing assignments as well as outsourcing and vendor-on-premises programs, primarily in the electronics, aviation, telecommunications and information technology business sectors. In addition, COMFORCE Technical Services provides specialists for mission-critical projects, principally in the scientific and technical research and development fields, including the areas of laser and weapons technology, environmental safety and alternative energy source development. The proposed acquisition of RRA is subject to various conditions and no assurance can be given that it will be completed. See "Forward Looking and Other Statements" in this Item 1.

History

The Company was incorporated in Delaware in 1933. From 1985 until September 1995, the Company, under the name The Lori Corporation ("Lori"), designed and distributed fashion jewelry (the "Jewelry Business"). Prior thereto, under the names APECO Corporation and American Photocopy Equipment Company, the Company engaged in various business activities, including the manufacture of photocopy machines.

Due to continuing losses in the Jewelry Business and the erosion of the markets for its products, in September 1995, the Company adopted a plan to discontinue the Jewelry Business and determined to seek to enter into another line of business. In June 1995, Lori contracted with current management to direct its entry into the technical staffing business. On October 17, 1995, the Company acquired all of the capital stock of COMFORCE Global. In addition, in connection with its new business direction, the Company changed its name to COMFORCE Corporation. ARTRA GROUP Incorporated ("ARTRA"), then the majority stockholder of the Company, approved these transactions. At the time of the acquisition, COMFORCE Global (formerly YIELD TechniGlobal) was one of several wholly-owned subsidiaries of Spectrum Information Technologies, Inc., a Delaware corporation ("Spectrum"), which had a Chapter 11 petition pending. Originally founded in 1987, Spectrum had acquired YIELD TechniGlobal in 1993.

The purchase price paid by the Company for the COMFORCE Global stock was approximately $6.4 million, net of cash acquired, consisting of cash of approximately $5.6 million and 500,000 shares of the Company's Common Stock issued as consideration for various fees and guarantees associated with the transaction. The cash consideration included net cash payments to the selling shareholders of approximately $5.2 million. The 500,000 shares issued by the

Company consisted of (i) 100,000 shares issued to an unrelated party for guaranteeing certain of the Company's obligations, (ii) 100,000 shares issued to ARTRA in consideration of its agreeing to enter into the Assumption Agreement described under "Discontinued Jewelry Business" in this Item 1, (iii) 150,000 issued to two unrelated parties for advisory services in connection with the acquisition, and (iv) 150,000 shares issued to Peter R. Harvey, then a Vice President and director of the Company, for guaranteeing certain of the Company's obligations. See "Discontinued Jewelry Business" in this Item 1.

In October and November 1995, in order to fund the acquisition of COMFORCE Global and meet certain working capital requirements, the Company sold 1,946,667 shares of its Common Stock in a private offering in units consisting of one share of Common Stock with a detachable warrant to purchase one-half share of Common Stock (973,333 shares in the aggregate) for a selling price of $3.00 per unit. The gross proceeds from the offering were $5,840,000. The warrants have an exercise price of $3.375 per share and are exercisable for a period of five years from the date of grant commencing June 1, 1996 (except for certain warrants which were subsequently amended to provide for immediate exercise, as described below).

In order to facilitate the COMFORCE Global acquisition, ARTRA agreed to exchange all of the Series C Preferred Stock of the Company then held by it (9,701 shares, which constituted all of the issued and outstanding Preferred Stock of the Company) for 100,000 shares of the Company's Common Stock. The liquidation value of the Series C Preferred Stock was $19.5 million in the aggregate.

In March 1996, the Company acquired all of the assets of Williams Communication Services, Inc., a provider of telecommunications and technical staffing services. The purchase price for the assets of Williams Communication Services, Inc. ("Williams") was $2 million with a four year contingent payout based on earnings of Williams. The value of the contingent payouts will not exceed $2 million, for a total purchase price not to exceed $4 million. The acquisition was funded by a revolving line of credit with Chase Manhattan Bank.

In April 1996, the Company entered into an agreement to purchase the assets of RRA. The purchase price of the assets of RRA is $4.75 million, with a three year contingent payout based on earnings of RRA. The value of the contingent payout will not exceed $1 million, for a total purchase price not to exceed $5.75 million. The proposed acquisition of RRA is subject to various conditions and no assurance can be given that it will be completed. See "Forward Looking and Other Statements" in this Item 1.

In April 1996, the Company amended the warrants held by two unaffiliated stockholders to purchase 301,667 shares of the Company's Common Stock at exercise prices ranging from $2.125 to $3.375 per share to permit immediate exercise (in the case of warrants to purchase 241,667 shares not immediately exercisable) and to provide for the issuance of one supplemental warrant at an exercise price of $9.00 per share for each warrant exercised on or before April 12, 1996. Warrants to purchase all 301,667 shares were exercised in April 1996 for an aggregate exercise price of $943,000. The Company intends to use the proceeds from the exercise of these warrants for working capital purposes.

On April 12, 1996, ARTRA sold the business and certain assets of the Company's Lawrence Jewelry Corporation subsidiary.


Strategy

Plan for Growth

The Company believes that it is currently a leading provider of telecommunications and information technology staffing services. The Company established its telecommunications staffing business with the acquisition of COMFORCE Global in October 1995, and further strengthened its base with the acquisition of Williams in March 1996.

The Company has identified the area of skilled technical contract labor and consulting for the telecommunications and information technology sectors as a potentially high growth, profitable market niche that could benefit from new opportunities in the wireless telephone industry and growth in networked information systems and the "information superhighway." The Company believes that it is well positioned to capitalize on the anticipated continued growth in the telecommunications and information technology and technical sectors due to its size, geographic breadth and industry expertise in providing a wide range of staffing services. The Company will seek to grow significantly through strategic acquisitions, the opening of offices in new and existing markets and aggressive recruiting, training, and marketing of industry specialists with a wide range of technical expertise.


Strategic Acquisitions

The Company's growth strategy includes the acquisition of established, profitable regional staffing companies in markets with attractive growth opportunities. These "platform" companies are intended to serve as a basis for future growth and, therefore, must have the management infrastructure and other operating characteristics necessary to significantly expand the Company's presence within a specific market sector or geographic area. In addition, the Company has as an objective "tuck under" acquisitions of smaller companies which can be integrated into the established platform companies to increase market share and profits with minimal incremental expense. The Company believes that its reputation in the industry and management style will facilitate its efforts to acquire smaller businesses that are seeking alliances with larger staffing companies to more effectively compete for national contracts. The Company's senior management team has experience in identifying acquisition targets and integrating acquired businesses into the Company's existing operations.

The Company intends to establish its technical services platform with the acquisition of RRA, and is actively seeking an acquisition of a platform company servicing the information technology market sector.

Internal Growth

The Company believes it can increase revenues through internal growth due to its well-developed presence in the information technology and telecommunications sectors. Further, the Company believes that it can achieve significant economies of scale by opening and clustering branch offices in new and existing markets through the allocation of management, advertising, recruiting and training costs over a larger revenue base. In addition, the Company has targeted selected areas of the technical services markets which it believes have high growth and profit potential.

Entrepreneurial Environment.

The Company believes its entrepreneurial business environment rewards performance. The Company has established guidelines that offer its managers latitude in operational areas such as hiring, pricing, training, sales and marketing. In addition, the Company has established profit-based compensation plans and intends to implement a broadly distributed stock option program to provide further incentive to employees through ownership in the Company.

RightSourcing(TM)

The Company believes that its RightSourcing(TM) services, which includes a vendor-on-premise program, provides an attractive opportunity to grow its operating revenues. Although these programs tend to have slightly lower gross margins than traditional staffing services, the Company's objective will be to achieve higher volumes and proportionately lower operating costs which yield attractive margins. Under these programs, the Company assumes administrative responsibility for coordinating all temporary personnel services throughout a client's organization or location. The program provides the Company with an opportunity to establish long-term relationships with clients and a more stable source of revenue while providing clients with a dedicated, on-site account manager who can more effectively meet the client's changing staffing needs.

Market Overview and Industry Demand

The staffing services industry was once used predominantly as a short-term solution during peak production periods or to temporarily replace workers due to illness, vacation or abrupt termination. Since the mid-1980s, the staffing services sector has evolved into a permanent and significant component of the human resource plans of many corporations. Corporate restructuring, downsizing, government regulations, advances in technology, and the desire by many companies to shift employee costs from a fixed to a variable expense have resulted in the use of a wide range of staffing alternatives by businesses. In addition, the reluctance of employers to risk exposure of wrongful discharge has led to an increase in companies using services such as the Company's Engagement Program as a means of evaluating the qualifications of personnel before hiring them on a full-time basis. Furthermore, many companies are adopting strategies which focus on their core businesses and, as a result, are using outsourcing services such as the Company's RightSourcing(TM) program to staff their non-core businesses. The Company's core and ring approach to staffing is intended to provide its customers with immediate access to a large pool of expertise while enabling them to keep their fixed labor costs.

Telecommunications and information technology staffing services have become the fastest growing segments of the staffing services industry, according to a leading trade magazine. Demand for technical project support, wireless development, software development and other computer and telecommunications-related services has increased significantly during the last decade. Many employers outsource their management information systems and computer departments or have utilized the employees of staffing firms in an attempt to meet the increased demand for computer-skilled personnel. According to a leading trade magazine, the information technology services sector is estimated to have had revenues of approximately $7.1 billion in 1994, representing a 25% increase over 1993. This publication estimates 1995 revenues in the information technology services sector to have been $8.9 billion, again representing a 25% increase over the prior year.

The Company believes that the staffing services industry is highly fragmented and is currently experiencing a trend toward consolidation, primarily due to the increasing demands by large companies for centralized staffing services, which smaller staffing companies are unable to meet. The growth of national and regional accounts resulting from the centralization of staffing decisions by national and larger regional companies has increased the importance of staffing companies being able to offer services over a broad geographic area. In addition, many smaller staffing companies are experiencing increased difficulties due to factors such as significant working capital requirements, limited management resources and an increasingly competitive environment.

Sales and Marketing

The Company has developed a sales and marketing strategy which targets accounts at the international, national and local levels. Such accounts are solicited through personal sales presentations, telephone marketing, direct mail solicitation, referrals from clients and advertising in a variety of local and national media.

The Company's international and national sales and marketing effort is and will continue to be coordinated by management at the corporate level, which enables the Company to develop a consistent, focused strategy to pursue national account opportunities. This strategy allows the Company to capitalize on the desire of international and national clients to work with a limited number of preferred vendors for their staffing requirements.

Customers

The significant customers of the Company vary from time to time and the Company is not dependent upon any single customer. During the calendar year ended December 31, 1995, sales to Harris Corporation and Motorola accounted for approximately 12% and 23%, respectively, of the revenues of the Company (from its technical staffing business) and of YIELD TechniGlobal (for the period prior to its acquisition by the Company). In addition, other major customers of that accounted for less than 10% of the business the Company (and YIELD TechniGlobal) during such period included Alcatel Network Systems, Hughes Network Systems, Inc., Ericsson Radio Systems, Inc., AT&T, Bell Atlantic and Sprint International.

Recruiting of Contract Employees

The Company recruits its contract employees through an on-going program that primarily utilizes local and national advertisements and job fairs. In addition, the Company has succeeded in recruiting qualified employees through referrals from its existing labor force. As a result, the Company has initiated a policy whereby it pays referral fees to employees responsible for attracting new recruits. The Company believes this balanced recruiting strategy will continue to provide it with high quality contract employees to meet its staffing demands.

In the information technology services sector, the demand for software engineers and technology consultants significantly exceeds supply. In an effort to attract a wide spectrum of employees, the Company offers diverse employment options and training programs. The approaches the Company is utilizing to attract personnel who are in high demand include offering (i) full-time employee status with an annual salary irrespective of assignment or (ii) hourly contingent worker status with compensation tied to the duration of the assignment. The Company intends to tailor its employment practices to attract personnel in areas of high demand.

Assessment and Training of Employees

To better meet the needs and requirements of its customers and to enhance the marketability and job satisfaction of its employees, the Company utilizes a comprehensive system to assess and train its employees. The Company conducts extensive background, drug and skills screening of potential temporary employees and contract consultants. The Company also provides these employees with orientation courses that are tailored to the practices and policies of specific clients. In addition, the Company offers a broad spectrum of courses concerning mainframe applications development and maintenance, client/server technology and desktop-user support.

Competition

The technical staffing sector in which the Company competes is fragmented and highly competitive, with limited barriers to entry, although it appears to be experiencing a trend toward consolidation, primarily due to the increasing demands by large companies for centralized staffing services. With local markets, smaller firms actively compete with the Company for business, and in most of these markets, no single company has a dominant share of the market. Technical services companies have traditionally focused on aerospace and military contracts; however, since the demilitarization of the U.S. economy, there has been increased focus by technical services companies on the telecommunications industry. The Company's ability to compete is dependent on many factors, including its ability to attract technical personnel, its ability to offer its services on a cost efficient basis and its ability to successfully service and support its customers. The Company also competes with larger full-service and specialized competitors in international, national, regional and local markets.

Intellectual Property

The Company does not own any patents, registered trademarks or copyrighted information that is registered. However, the Company considers its employee database to be proprietary.

Employees

As of March 31, 1996, the Company employed approximately 22 full-time staff employees and 800 contract employees (on a full-time equivalency basis) in its technical staffing business. During 1995, the Company had an average of approximately 250 employees on assignment per week.

The Company is responsible for and pays the employer's share of Social Security taxes (FICA), federal and state unemployment taxes, workers' compensation insurance, and other costs relating to its temporary employees. The Company does not provide health insurance benefits to its temporary employees.

Centralized Business Operations

The Company provides temporary, contracting, and outsourcing services for approximately 160 clients from its corporate headquarters located in Lake Success, New York. COMFORCE Global has offices in New York, Washington D.C. and Florida and plans to open offices in Texas, Illinois, California and Georgia over the next twelve months. If the RRA acquisition is completed, the Company expects to have additional offices in Arizona, New Mexico, California, Washington State, Missouri and South Carolina.

Discontinued Jewelry Business

In  September  1995,  the  Company  adopted a plan to  discontinue  the  Jewelry
Business and recorded a provision of $1 million for the estimated costs to complete the disposal of this business, having earlier recorded a charge against operations of $12.9 million to write-off the goodwill of the Jewelry Business at June 30, 1995. In the fourth quarter of 1996, the Company revised its estimate and provided an additional $600,000 to complete the disposition of the Jewelry Business.

In conjunction with the COMFORCE Global acquisition, the Company and ARTRA entered into an Assumption Agreement dated as of October 17, 1995 (the
"Assumption Agreement"), under which ARTRA agreed to pay and discharge substantially all of the then existing liabilities and obligations of the Company, including indebtedness, corporate guarantees, accounts payable and environmental liabilities. ARTRA also agreed to assume responsibility for all liabilities of the Jewelry Business from and after October 17, 1995, and is entitled to receive the net proceeds, if any, from the sale thereof. On April 12, 1996, ARTRA sold the business and certain assets of the Company's Lawrence Jewelry Corporation subsidiary, and, accordingly, will be entitled to the net proceeds, if any, from this disposition after the satisfaction of its creditors. No assurance can be given that ARTRA will be financially capable of satisfying its obligations under the Assumption Agreement.

Environmental Matters

Previously the Company operated in excess of 20 manufacturing facilities for the production of, inter alia, photocopy machines, photographic chemical and paper coating prior to its entry into the Jewelry Business in 1985. These operations were sold or discontinued in the late 1970s and early 1980s. Certain of these facilities may have used and/or generated hazardous materials and may have disposed of the hazardous substances, in most cases before laws had been enacted governing the safe disposal of hazardous substances.

Although the controlling stockholders and current management had no involvement in these operations, the Company could ultimately be held to be responsible for clean-up costs at the manufacturing sites or at off-site waste disposal locations under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), or under other Federal or state environmental laws now or hereafter enacted. The Company has been notified by the Federal Environmental Protection Agency that it is a potentially responsible party for the disposal of hazardous substances by its predecessor company at a site on Ninth Avenue in Gary, Indiana, but it has no records indicating that it deposited hazardous substances at the site and intends to vigorously defend itself in this matter. Management is unable to assess whether the Company will be found liable in this matter or to predict the amount of liability, if any.

Under the terms of the Assumption Agreement, ARTRA has agreed to pay and discharge substantially all of the Company's pre-existing liabilities and obligations, including environmental liabilities. Consequently, the Company is entitled to indemnification from ARTRA for any such environmental liabilities, although no assurance can be given that ARTRA will be financially capable of satisfying its obligations under the Assumption Agreement.

Forward Looking and Other Statements

The statements above and elsewhere in this Report that suggest that the Company will increase revenues and become profitable, achieve significant growth through strategic acquisitions or other means, realize operating efficiencies, and like statements as to the Company's objectives and management's beliefs are forward looking statements. Various factors could prevent the Company from realizing these objectives, including the following:

Unfavorable economic conditions generally or in the telecommunications or computing industries could cause potential users of technical and computing services  to decide  to  cancel or  postpone  capital  expansion,  research  and development or other projects which require the engagement of temporary technical staff workers or the use of consulting and other technical expertise offered by the Company. In particular, the cable, telephone, wireless and other segments of the telecommunications industry are competing for increasingly overlapping shares of new and emerging markets, including through intense lobbying in Congress. The failure of Congress to enact legislation, or of regulatory agencies to adopt regulations, which open markets or ease restrictions and burdens in the telecommunications industry, or other unfavorable attitudes or uncertainties in the legislative, regulatory or bureaucratic environments, could stem expected growth in this industry.

The Company's ability to expand through acquisitions is dependent on its ability to identify attractive acquisition opportunities and to finance such acquisitions, and no assurance can be given that it will be successful in doing so. Heightened competition in the staffing industry by existing or new competitors could make such acquisitions uneconomic or otherwise more difficult or costly. Unless the Company's operations are considered to be successful by bank or other institutional lenders or investors, it is unlikely that the Company will be able to finance its expansion through acquisitions.

The Company is seeking to expand rapidly in what its management perceives as a "window of opportunity" in the market. Expansion undertaken at an accelerated pace, principally through acquisitions, creates added risk that the analysis of businesses acquired will fail to uncover business risks or adequately reveal weaknesses in the markets, management or operations being considered. Furthermore, the Company expects in many cases to retain existing management of acquired companies to manage the businesses acquired. Compensation incentives designed to enroll the existing management, which the Company expects to offer, are difficult to structure in a manner so as to provide lasting benefits to the acquiring company.

Heightened competition for customers as well as for technical personnel could adversely impact the Company's margins. Heightened competition for customers could result in the Company being unable to maintain its current fee scales without being able to reduce its personnel costs. Shortages of qualified technical personnel, which currently exist in some technical specialties and could occur in others in the future, could result in the Company being unable to fulfill its customers' needs or in the customers electing to employ technical staff directly (rather than using the Company's services) to ensure the availability of such personnel. Many of the Company's competitors have more extensive financial and personnel resources than does the Company.

The Company's proposed acquisition of the assets of RRA is subject to the Company's completion, and satisfaction with the results, of its due diligence review of RRA, the Company's receipt of consents to the assignment of contracts

(and, in the case of certain government contracts, governmental clearances) from certain significant customers of RRA, the satisfaction of RRA and its principals of the short-term financing required to complete the acquisition as well as the Company's long-term financing plans, and other customary contingencies, and no assurance can be given that such conditions and contingencies will be satisfied.

Item 2.  Properties

The Company and its COMFORCE Global subsidiary maintain their headquarters in a 2,500 square foot facility in Lake Success, New York under a lease which expires in 2000. COMFORCE Global also maintains offices in New York, Washington D.C. and Florida in leased facilities of from 750 to 2,000 square feet. The Company believes that its facilities are adequate for their present and reasonably anticipated future business requirements.

The Company's discontinued Lawrence Jewelry Corporation subsidiary (certain assets of which were sold on April 12, 1996) maintains an 86,000 square foot distribution facility in Woonsocket, Rhode Island under a lease which expires in October 1996, and a 32,000 square foot distribution facility in Plymouth, Minnesota under a lease which expires in 2003.

Item 3.   Legal Proceedings

The Company has been notified by the Federal Environmental Protection Agency that it is a potentially responsible party for the disposal of hazardous substances by its predecessor company at a site on Ninth Avenue in Gary, Indiana, but it has no records indicating that it deposited hazardous substances at the site and intends to vigorously defend itself in this matter. Management is unable to assess whether the Company will be found liable in this matter or to predict the amount of liability, if any. Under the terms of the Assumption Agreement, ARTRA has agreed to pay and discharge substantially all of the Company's pre-existing liabilities and obligations, including environmental liabilities. Consequently, the Company is entitled to indemnification from ARTRA for any such environmental liabilities, although no assurance can be given that ARTRA will be financially capable of satisfying its obligations under the Assumption Agreement.

The Company is a party to routine contract, negligence and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business, results of operations or financial condition of the Company. The Company insures against workers' compensation, personal injury, property damage, professional malpractice, errors and omissions, and fidelity losses. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the Company's security holders for consideration during the fourth quarter of 1995.

                                     PART II


Item 5.  Market  For the  Registrant's  Common  Equity and  Related  Shareholder
         Matters

The Company's Common Stock, $.01 par value, is traded on the American Stock Exchange ("AMEX"). The high and low sales prices for the Company's Common Stock, as reported by the AMEX during the past two years, were as follows:

                           1996              1995                   1994
                     --------------     ---------------        ---------------
                     High       Low     High        Low        High        Low
                     ----       ---     ----        ---        ----        ---
First Quarter      $10-3/8     $6      $3-7/8   $1-15/16     $6          $5
Second Quarter                          3-1/2    2            7-1/8       3-1/8
Third Quarter                           4-3/4    1- 9/16      8-1/8       5-1/4
Fourth Quarter                          9-1/4    3- 1/4       6-3/8       1-7/8

COMFORCE anticipates that earnings, if any, will be retained for expansion of its technical staffing and consulting services business at least through 1996 and, therefore, does not anticipate that dividends will be paid in 1996. Lori did not pay dividends in 1995.

As of March 31, 1996, there were approximately 5,600 shareholders of record.

Item 6.  Selected Financial Data.

Following is a consolidated summary of selected financial data of the Company for each of the five years in the period ended December 31, 1995. Certain selected financial data for each of the four years in the period ended December 31, 1994 has been reclassified to reflect the discontinuance of the Company's fashion costume jewelry business effective September 30, 1995. Selected financial data for the year ended December 31, 1995 includes the operations of COMFORCE Global from the date of its acquisition, completed on October 17, 1995. Certain pro forma selected financial data for the year ended December 31, 1995 is presented as if COMFORCE Global had been acquired as of January 1, 1995.


                                            1995        1994       1993        1992         1991
                                            ----        ----       ----        ----         ----
                                                    (thousands, except per share data)

Revenues (A)                             $  2,387    $   --      $   --      $   --      $   --

Stock compensation charge (B)               3,425        --          --          --          --

Loss  from continuing operations           (4,332)     (2,282)     (1,456)       (421)     (5,129)

Loss from discontinued operations (C)     (17,211)    (16,220)       (216)    (34,198)     (1,970)

Loss before extraordinary credits         (21,543)    (18,502)     (1,672)    (34,619)     (7,099)

Extraordinary credits (D)                   6,657       8,965      22,057        --          --

Net earnings (loss)                       (14,886)     (9,537)     20,385     (34,619)     (7,099)

Earnings (loss) per share:
   Loss  from continuing operations          (.95)       (.72)       (.39)       (.13)      (1.62)
   Loss from discontinued operations        (3.74)      (5.08)       (.06)     (10.86)       (.63)
   Loss before extraordinary credits        (4.69)      (5.80)       (.45)     (10.99)      (2.25)
   Extraordinary credits                     1.45        2.81        6.03        --          --
   Net earnings (loss)                      (3.24)      (2.99)       5.58      (10.99)      (2.25)


Total assets (E)                            8,536      18,704      40,174      42,818      66,877

Long-term debt                               --          --          --         6,105      23,548

Receivable from (payable to) ARTRA (F)      1,046        (289)       --       (16,025)    (15,981)

Liabilities to be assumed by ARTRA (F)      4,240        --          --          --          --

Liabilities subject to compromise            --          --          --        41,500        --

Debt subsequently discharged                 --         7,105        --          --

Cash dividends                               --          --          --          --          --

(A) Revenues for the year ended December 31, 1995 represent revenues of COMFORCE Global from the date of its acquisition, October 17, 1995. Selected financial data of the Company's fashion costume jewelry business for the nine months ended September 30, 1995 and for each of the four years in the period ended December 31, 1994 has been reclassified to discontinued operations.

(B) Represents a non-recurring compensation charge related to the issuance of the 35% common stock interest in the Company pursuant to employment or consulting agreements with certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing services business.

(C) The loss from discontinued operations for the year ended December 31, 1995 includes a charge to operations of $12,930,000 to write-off the remaining goodwill of the Company's fashion costume jewelry operations effective June 30, 1995 and a provision of $1,600,000 for loss on disposal of the Company's fashion costume jewelry operations. The loss from discontinued operations for the year ended December 31, 1994 includes a charge to operations of $10,800,000 representing a write-off of New Dimensions goodwill. The loss from discontinued operations for the year ended
      December 31, 1992 includes charges to operations of $8,664,000 representing an impairment of goodwill at December 31, 1992 and $8,500,000 representing increased reserves for markdowns allowances and inventory valuation.

(D) The 1995 and 1994 extraordinary credits represent gains from net discharge of indebtedness under terms of the Company's debt settlement agreement with its bank. The 1993 extraordinary credit represents a gain from a net discharge of indebtedness due to the reorganization of the Company's New Dimensions subsidiary. See Note 7 to the Company's Consolidated Financial Statements.

(E) As partial consideration for a debt settlement agreement, in December, 1994 the Company's bank lender received all of the assets of Lori's former New Dimensions subsidiary. See Note 7 to the Company's Consolidated Financial Statements.

(F) In conjunction with the COMFORCE Global acquisition, ARTRA has agreed to assume substantially all pre-existing Lori liabilities. During 1995, ARTRA received $399,000 of advances from the Company. Subsequent to December 31, 1995 ARTRA repaid the above advances and made net payments of $647,000 to reduce pre-existing Lori liabilities. Such payments have been included in the Company's Consolidated Financial Statements at December 31, 1995 as amounts receivable from ARTRA and as additional paid-in capital. To the extent ARTRA is able to make subsequent payments, they will be recorded as additional paid-in capital. In the fourth quarter of 1995, ARTRA exchanged all of its shares of the Company's Series C cumulative preferred stock for 100,000 newly issued shares of the Company's common stock. During 1994, ARTRA made net advances to Lori of $2,531,000. Effective December 29, 1994, ARTRA exchanged $2,242,000 of its notes and advances for additional Lori preferred stock. In February 1993, ARTRA transferred all of its notes to Lori's capital account. See Notes 9 and 15 to the Company's Consolidated Financial Statements.

On October 17, 1995, the Company completed the acquisition of all of the capital stock of COMFORCE Global, a provider of telecommunications and computer technical staffing and consulting services. Due to a pattern of reduced sales volume resulting in continuing operating losses, in September 1995, the Company adopted a plan to discontinue its Jewelry Business. The Company's consolidated financial statements have been reclassified to report separately results of operations of the discontinued Jewelry Business. Therefore, a comparison of the Company's consolidated results of operations for the years ended December 31, 1995 and 1994 is not meaningful. The following tables present unaudited pro forma results of continuing operations for the years ended December 31, 1995 and 1994 as if the acquisition of COMFORCE Global had been consummated as of January 1, 1994.

                                                                    Year Ended December 31 1995
                                                                      (unaudited in thousands)
                                                       ---------------------------------------------------
                                                          (A)       COMFORCE      Pro Forma
                                                       Historical   Global(B)    Adjustments     Pro Forma
                                                       ----------   ---------    -----------     ---------
Revenues                                               $  2,387      $  9,568(C)                  $ 11,955
                                                        -------       -------                      -------
Operating costs and expenses:
   Cost of revenues                                       1,818         7,178                        8,996
   Stock compensation (D)                                 3,425         3,425
   Other operating costs and expenses                       823         1,397       $    113(E)      2,333
                                                        -------       -------                      -------
                                                          6,066         8,575            113        14,754
                                                        -------       -------       --------       -------
   Operating earnings (loss)                             (3,679)          993           (113)       (2,799)
                                                        -------       -------       --------       -------
Spectrum  corporate management fees (G)                                (1,140)                      (1,140)
Interest and other non-operating expenses                  (618)            7            410(F)       (201)
                                                        -------       -------       --------       -------
                                                           (618)       (1,133)           410        (1,341)
                                                        -------       -------       --------       -------

Earnings (loss) from continuing operations
   before income taxes                                   (4,297)         (140)           297        (4,140)
(Provision) credit for income taxes                         (35)           21                          (14)
                                                        -------       -------       --------       -------
Loss from continuing operations                        $ (4,232)     $   (119)      $    297      $ (4,154)
                                                        =======       =======       ========       =======

                                                                    Year Ended December 31 1994
                                                                      (unaudited in thousands)
                                                       ---------------------------------------------------
                                                          (A)       COMFORCE      Pro Forma
                                                       Historical   Global(B)    Adjustments     Pro Forma
                                                       ----------   ---------    -----------     ---------
Revenues                                                             $  8,245                     $  8,245
                                                                      -------                      -------
Operating costs and expenses:
   Cost of revenues                                                     6,418                        6,418
   Other operating costs and expenses                  $    966         1,133       $     79(E)      2,178
                                                        -------       -------       --------       -------
                                                            966         7,551             79         8,596
                                                        -------       -------       --------       -------

 Operating earnings (loss)                                 (966)          694            (79)         (351)
                                                        -------       -------       --------       -------

Spectrum  corporate management fees (G)                                  (803)                        (803)
Interest and other non-operating expenses                (1,316)            9                       (1,307)
                                                        -------       -------                      -------
                                                         (1,316)         (794)                      (2,110)
                                                        -------       -------                      -------
Loss from continuing operations
 before income  taxes                                    (2,282)         (100)           (79)       (2,461)
Provision for income taxes                                                (15)                         (15)
                                                        -------       -------       --------       -------
   Loss from continuing operations                     $ (2,282)     $   (115)      $    (79)     $ (2,476)
                                                        =======       =======       ========       =======

Pro forma adjustments to the unaudited condensed consolidated statement of operations:

         (A) Historical data for the year ended December 31, 1995 includes COMFORCE Global's operations since its acquisition on October 17, 1995 through December 31, 1995 and corporate overhead costs for the entire year ended December 31, 1995.

         (B) The pro forma data presented for COMFORCE Global's operations is for the periods prior to its acquisition on October 17, 1995, or January 1, 1995 through October 16, 1995 and January 1, 1994 through December 31, 1994, respectively.

         (C) Represents COMFORCE Global's revenues for the period January 1, 1995 through October 16, 1995, prior to its acquisition by the Company.

         (D) Represents a non-recurring compensation charge related to the issuance of the 35% common stock interest in the Company pursuant to employment or consulting agreements with certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing services business.

         (E)  Amortization   of  goodwill   arising  from  the  COMFORCE  Global
              acquisition for the periods January 1, 1995 through October 16, 1995 and January 1, 1994 through December 31, 1994, respectively.

         (F) Reverse interest expense on notes and other liabilities to be assumed by ARTRA.

         (G) Corporate management fees from COMFORCE Global's former parent, Spectrum Information Technologies, Inc., not directly related to the operations of COMFORCE Global. In the opinion of management, the amount of these fees do not represent costs to be incurred by COMFORCE Global on a stand alone basis.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion supplements the information found in the consolidated financial statements and related notes:

Change in Business

From 1985 until September 1995, the Company, under the name The Lori Corporation ("Lori"), designed and distributed fashion jewelry. Due to continuing losses in Lori's fashion jewelry operations (the "Jewelry Business") and the erosion of the markets for its products, the Company determined to seek to enter into another line of business. In June 1995, Lori contracted with current management to direct its entry into the technical staffing business. On October 17, 1995, the Company acquired all of the capital stock of COMFORCE Global Inc. (formerly YIELD TechniGlobal) ("COMFORCE Global"), a provider of technical staffing and consulting services in the information technology and telecommunications sectors. Accordingly, on October 17, 1995, the Company became a provider of technical staffing and consulting services. In connection with its new business direction, the Company changed its name to COMFORCE Corporation. As discussed under "Discontinued Jewelry Business" in this Item 7, effective September 30, 1995, the Company adopted a plan to discontinue the Jewelry Business.

The purchase price paid by the Company for the COMFORCE Global stock was approximately $6.4 million, net of cash acquired, consisting of cash of approximately $5.6 million and 500,000 shares of the Company's Common Stock issued as consideration for various fees and guarantees associated with the transaction. The cash consideration included net cash payments to the selling shareholders of approximately $5.2 million. The 500,000 shares issued by the Company consisted of (i) 100,000 shares issued to an unrelated party for guaranteeing certain of the Company's obligations, (ii) 100,000 shares issued to ARTRA GROUP Incorporated ("ARTRA"), then the majority stockholder of the Company, in consideration of its agreeing to enter into the Assumption Agreement described below, (iii) 150,000 issued to two unrelated parties for advisory services in connection with the acquisition, and (iv) 150,000 shares issued to Peter R. Harvey, then a Vice President and director of the Company, for guaranteeing certain of the Company's obligations. The shares issued to Peter R. Harvey and ARTRA are subject to approval by the Company's shareholders.

In order to facilitate the COMFORCE Global acquisition, ARTRA agreed to exchange all of the Series C Preferred Stock of the Company then held by it (9,701 shares, which constituted all of the issued and outstanding Preferred Stock of the Company) for 100,000 shares of the Company's Common Stock. The liquidation value of the Series C Preferred Stock was $19.5 million in the aggregate. In addition, the Company and ARTRA entered into an Assumption Agreement dated as of October 17, 1995 (the "Assumption Agreement"), under which ARTRA agreed to pay and discharge substantially all of the then existing liabilities and obligations of the Company, including indebtedness, corporate guarantees, accounts payable and environmental liabilities. ARTRA also agreed to assume responsibility for all liabilities of the Jewelry Business from and after October 17, 1995, and is entitled to receive the net proceeds, if any, from the sale thereof. On April 12, 1996, ARTRA sold the business and certain assets of the the Company's Lawrence Jewelry Corporation subsidiary, and, accordingly, will be entitled to the net proceeds, if any, from this disposition after the satisfaction of its creditors. No assurance can be given that ARTRA will be financially capable of satisfying its obligations under the Assumption Agreement.

 In October and November 1995, in order to fund the acquisition of COMFORCE Global and meet certain working capital requirements, the Company sold 1,946,667 shares of its Common Stock in a private offering in units consisting of one share of Common Stock with a detachable warrant to purchase one-half share of Common Stock (973,333 shares in the aggregate) for a selling price of $3.00 per unit. The gross proceeds from the offering were $5,840,000. The warrants have an exercise price of $3.375 per share and are exercisable for a period of five years from the date of grant commencing June 1, 1996 (except for certain warrants which were subsequently amended to provide for immediate exercise, as described below).

The acquisition of COMFORCE Global was accounted for by the purchase method and, accordingly, the assets and liabilities of COMFORCE Global were included in the Company's financial statements at their estimated fair market value at the date of acquisition.

In March 1996, the Company acquired all of the assets of Williams Communication Services, Inc.("Williams"), a regional provider of telecommunications and technical staffing services. The purchase price for the assets of Williams was $2 million with a four year contingent payout based on earnings of Williams. The value of the contingent payouts will not exceed $2 million, for a total purchase price not to exceed $4 million. The acquisition was funded by a revolving line of credit with Chase Manhattan Bank.

In April 1996, the Company entered into an agreement to purchase the assets of RRA Inc. and certain affiliated entities ("RRA"). The purchase price of the assets of RRA is $4.75 million, with a three year contingent payout based on earnings of RRA. The value of the contingent payout will not exceed $1 million, for a total purchase price not to exceed $5.75 million. The proposed acquisition of RRA is subject to various conditions and no assurance can be given that it will be completed. See "1996 Plan of Operations" in this Item 7.

In April 1996, the Company amended the warrants held by two unaffiliated stockholders to purchase 301,667 shares of the Company's Common Stock at exercise prices ranging from $2.125 to $3.375 per share to permit immediate exercise (in the case of warrants to purchase 241,667 shares not immediately exercisable) and to provide for the issuance of one supplemental warrant at an exercise price of $9.00 per share for each warrant exercised on or before April 12, 1996. Warrants to purchase all 301,667 shares were exercised in April 1996 for an aggregate exercise price of $943,000. The Company intends to use the proceeds from the exercise of these warrants for working capital purposes.

1996 Plan of Operations

The Company believes that it is currently a leading provider of telecommunications and information technology staffing services. The Company established its telecommunications staffing business with the acquisition of COMFORCE Global in October 1995, and further strengthened its base with the acquisition of Williams in March 1996. COMFORCE Global provides telecommunications and computer specialists and expertise on a project outsourcing basis, primarily to Fortune 500 companies worldwide. It offers manpower on a contract basis to the telecommunications and computer industries, on both a short-term and long-term basis, to meet its customers' needs for virtually every staffing level within these industries, including wireless infrastructure services, network management, engineering, design and technical support.

The Company intends to establish its technical services platform with the acquisition of RRA, and is actively seeking an acquisition of a platform company servicing the information technology market sector. Upon completion of the acquisition of RRA, COMFORCE Technical Services will provide specialists for supplemental staffing assignments as well as outsourcing and vendor-on-premises programs, primarily in the electronics, aviation, telecommunications and information technology business sectors. As described below, the proposed acquisition of RRA is subject to various conditions and no assurance can be given that it will be completed.

The Company has identified the area of skilled technical contract labor and consulting for the telecommunications and information technology sectors as a potentially high growth, profitable market niche that could benefit from new opportunities in the wireless telephone industry and growth in networked information systems and the "information superhighway." The Company believes that it is well positioned to capitalize on the anticipated continued growth in the telecommunications and information technology and technical sectors due to its size, geographic breadth and industry expertise in providing a wide range of staffing services. The Company will seek to grow significantly through strategic acquisitions, the opening of offices in new and existing markets and aggressive recruiting, training, and marketing of industry specialists with a wide range of technical expertise.

The Company's growth strategy includes the acquisition of established, profitable regional staffing companies in markets with attractive growth opportunities. These "platform" companies are intended to serve as a basis for future growth and, therefore, must have the management infrastructure and other operating characteristics necessary to significantly expand the Company's presence within a specific market sector or geographic area. In addition, the Company has as an objective "tuck under" acquisitions of smaller companies which can be integrated into the established platform companies to increase market share and profits with minimal incremental expense.

The Company believes it can also increase revenues though internal growth due to its well-developed presence in the information technology and telecommunications sectors. Further, the Company believes that it can achieve significant economies of scale by opening and clustering branch offices in new and existing markets through the allocation of management, advertising, recruiting and training costs over a larger revenue base. In addition, the Company has targeted selected areas of the technical services markets which it believes have high growth and profit potential.

The statements above and elsewhere in this Report that suggest that the Company will increase revenues and become profitable, achieve significant growth through strategic acquisitions or other means, realize operating efficiencies, and like statements as to the Company's objectives and management's beliefs are forward looking statements. Various factors could prevent the Company from realizing these objectives, including the following:

Unfavorable economic conditions generally or in the telecommunications or computing industries could cause potential users of technical and computing services  to decide  to  cancel or  postpone  capital  expansion,  research  and development or other projects which require the engagement of temporary technical staff workers or the use of consulting and other technical expertise offered by the Company. In particular, the cable, telephone, wireless and other segments of the telecommunications industry are competing for increasingly overlapping shares of new and emerging markets, including through intense lobbying in Congress. The failure of Congress to enact legislation, or of regulatory agencies to adopt regulations, which open markets or ease restrictions and burdens in the telecommunications industry, or other unfavorable attitudes or uncertainties in the legislative, regulatory or bureaucratic environments, could stem expected growth in this industry.

The Company's ability to expand through acquisitions is dependent on its ability to identify attractive acquisition opportunities and to finance such acquisitions, and no assurance can be given that will be successful in doing so. Heightened competition in the staffing industry by existing or new competitors could make such acquisitions uneconomic or otherwise more difficult or costly. Unless the Company's operations are considered to be successful by bank or other institutional lenders or investors, it is unlikely that the Company will be able to finance its expansion through acquisitions.

The Company is seeking to expand rapidly in what its management perceives as a "window of opportunity" in the market. Expansion undertaken at an accelerated pace, principally through acquisitions, creates added risk that the analysis of businesses acquired will fail to uncover business risks or adequately reveal weaknesses in the markets, management or operations being considered. Furthermore, the Company expects in many cases to retain existing management of acquired companies to manage the businesses acquired. Compensation incentives designed to enroll the existing management, which the Company expects to offer, are difficult to structure in a manner so as to provide lasting benefits to the acquiring company.

Heightened competition for customers as well as for technical personnel could adversely impact the Company's margins. Heightened competition for customers could result in the Company being unable to maintain its current fee scales without being able to reduce its personnel costs. Shortages of qualified technical personnel, which currently exist in some technical specialties and could occur in others in the future, could result in the Company being unable to fulfill its customers' needs or in the customers electing to employ technical staff directly (rather than using the Company's services) to ensure the availability of such personnel. Many of the Company's competitors have more extensive financial and personnel resources than does the Company.

The Company's proposed acquisition of the assets of RRA is subject to the Company's completion, and satisfaction with the results, of its due diligence review of RRA, the Company's receipt of consents to the assignment of contracts (and, in the case of certain government contracts, governmental clearances) from certain significant customers of RRA, the satisfaction of RRA and its principals of the short-term financing required to complete the acquisition as well as the Company's long-term financing plans, and other customary contingencies, and no assurance can be given that such conditions and contingencies will be satisfied.

Results of Operations

On October 17, 1995, the Company completed the acquisition of all of the capital stock of COMFORCE Global, a provider of technical staffing and consulting services in the information technology and telecommunications sectors. Due to a pattern of reduced sales volume resulting in continuing operating losses, in September 1995, the Company adopted a plan to discontinue its Jewelry Business. The Company's consolidated financial statements have been reclassified to report separately results of operations of the discontinued Jewelry Business. Therefore, a comparison of the Company's consolidated results of operations for the years ended December 31, 1995 and December 31, 1994 or of December 31, 1994 and December 31, 1993 is not meaningful. See "Discontinued Jewelry Business" in this Item 7 for a discussion of the discontinued operations.

Pro  Forma  1995 Compared to  Pro  Forma  1994

Set forth below is a discussion of the Company's pro forma results of continuing operations for the years ended December 31, 1995 and December 31, 1994. The Company's pro forma results of continuing operations for the years ended December 31, 1995 and December 31, 1994 are presented in Item 6 of this Report as if the acquisition of COMFORCE Global had been consummated as of January 1, 1994.

Pro forma revenues of $11,955,000 for the year ended December 31, 1995 were $3,710,000, or 45.0%, higher than pro forma revenues for the year ended December 31, 1994. The increase in 1995 pro forma revenues is attributable to the overall growth and expansion of COMFORCE Global's telecommunications and computer technical staffing services business. Pro forma cost of revenues of $8,996,000 for the year ended December 31, 1995 increased $2,578,000 as compared to pro forma cost of revenues for the year ended December 31, 1994. Pro forma cost of revenues in the year ended December 31, 1995 was 75.2% of pro forma revenues compared to a pro forma cost of revenues percentage of 77.8% for the year ended December 31, 1994. The 1995 pro forma cost of revenues increase is principally attributable to the increase in sales volume as noted above. The 1995 pro forma cost of revenues percentage decrease of 2.6% is primarily attributable to certain consulting fees incurred in 1994.

Pro forma  operating  expenses for the year ended  December  31, 1995  increased
$3,580,000 as compared to pro forma operating expenses for the year ended December 31, 1994. The 1995 increase in pro forma operating expenses is principally attributable to a compensation charge of $3,425,000 related to the issuance of a 35% interest in the Company as additional compensation for certain individuals to enter into employment or consulting services agreements to manage the Company's entry into and development of the telecommunications and computer technical staffing services business.

Pro forma operating loss in the year ended December 31, 1995 was $2,799,000 as compared to pro forma operating loss of $351,000 in the year ended December 31, 1994. The increased 1995 pro forma operating loss is principally attributable to a compensation charge of $3,425,000 related to the issuance of a 35% interest in the Company as additional compensation for certain individuals to enter into employment or consulting services agreements to manage the Company's entry into and development of the telecommunications and computer technical staffing services business, partially offset by an increased pro forma gross margin attributable to the overall growth and expansion of COMFORCE Global's telecommunications and computer technical staffing services business.

Corporate management fees from COMFORCE Global's former parent, Spectrum Information Technologies, Inc., reflect an allocation of corporate overhead; however, such charges will no longer continue as a result of COMFORCE Global's acquisition by the Company in October 1995. In the opinion of management, the amount of these fees are not representative of costs incurred by COMFORCE Global on a stand alone basis.

Pro forma other expense, principally interest, net for the year ended December 31, 1995 decreased $1,106,000 as compared to the year ended December 31, 1994. The 1995 decrease is principally due to the 1994 and 1995 discharges of indebtedness under terms of the bank loan agreements of Lori and its fashion costume jewelry subsidiaries.

Due to the Company's tax loss carryforwards and the uncertainty of future taxable income, no income tax benefit was recognized in connection with the Company's 1995 and 1994 pre-tax losses from continuing operations.

Liquidity and Capital Resources

Management believes that the Company will generate cash flow from operations which, together with proceeds from the exercise of certain warrants of $943,000 in April 1996, will be sufficient to fund its telecommunications and computer technical staffing services business for the remainder of 1996; however, the Company does not expect to have sufficient liquidity or capital resources to fund its planned expansion through acquisitions and other means. The Company intends to seek debt and/or equity financing to fund such planned expansion. See "Change in Business" and "1996 Plan of Operations" in this Item 7.

Cash and cash equivalents provided by the Company, COMFORCE Global, from October 17, 1995 through December 31, 1995 are as follows:

The net increase in cash and cash equivalents of $313,000 is comprised of net cash provided by operating activities of $317,000 and cash used in investing activities of $4,000. Cash flows used in investing activities is attributable to purchase of equipment for the new COMFORCE Global offices.

Cash and cash equivalents for the Company on a consolidated basis for the years 1995 and 1994 are as follows:

Cash and cash equivalents decreased $134,000 during the year ended December 31, 1995. Cash flows used by operating activities of $2,023,000 and cash flows used by investing activities of $5,686,000 exceeded cash flows from financing activities of $7,575,000. Cash flows used by operating activities were principally attributable to the Company's loss from operations, exclusive of the effect of a charge to operations of $12,930,000 representing an impairment of goodwill at the Company's discontinued Jewelry Business, a compensation charge to continuing operations of $3,425,000 representing the issuance in aggregate of a 35% interest in the Company as additional consideration under employment or consulting services agreements with certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing services business, and the effects of other non-cash charges. Cash flows from investing activities consisted of a down payment and certain other acquisition related costs aggregating $5,580,000 in connection with the COMFORCE Global acquisition completed in October 1995, expenditures for retail fixtures for the discontinued Jewelry Business of $631,000 and expenditures for equipment of $25,000, less $550,000 deposited in trust in December 1994 used to fund an installment payment in January 1995 for court-ordered payments arising from the

May 1993 reorganization of the former New Dimensions subsidiary. Cash flows from financing activities were attributable to proceeds from a private placement of the Company's common stock (used principally to fund the COMFORCE Global acquisition) and a net increase in short-term borrowings used principally to fund working capital requirements.

During the year ended December 31, 1995, the Company's working capital deficiency increased by $851,000. The increase in working capital deficiency is principally attributable to net liabilities of the discontinued Jewelry Business and a short-term loan used to fund the down payment for the COMFORCE Global acquisition.

Discontinued Jewelry Business

In conjunction with the COMFORCE Global acquisition, the Company and ARTRA entered into an Assumption Agreement dated as of October 17, 1995 (the
"Assumption Agreement"), under which ARTRA agreed to pay and discharge substantially all of the then existing liabilities and obligations of the Company, including indebtedness, corporate guarantees, accounts payable and environmental liabilities. ARTRA also agreed to assume responsibility for all liabilities of the Jewelry Business from and after October 17, 1995, and is entitled to receive the net proceeds, if any, from the sale thereof. On April 12, 1996, ARTRA sold the business and certain assets of the Company's Lawrence Jewelry Corporation subsidiary, and, accordingly, will be entitled to the net proceeds, if any, from this disposition after the satisfaction of its creditors. No assurance can be given that ARTRA will be financially capable of satisfying its obligations under the Assumption Agreement.

At March 31, 1995 and at December 31, 1994, Lori's business plan had anticipated that the restructuring of its debt, along with a consolidation and restructuring of its Jewelry Business, would permit it to obtain a sufficient level of borrowings to fund its capital requirements in 1995 and beyond. However, due to the continued losses from operations and its inability to obtain conventional bank financing, management of Lori determined in September 1995 to discontinue the Jewelry Business. The Company recorded a provision of $1 million for the estimated costs to complete the disposal of this business, having earlier recorded a charge against operations of $12.9 million to write-off the goodwill of the Jewelry Business at June 30, 1995. In the fourth quarter of 1996, the Company revised its estimate and provided an additional $600,000 to complete the disposition of the Jewelry Business.

Environmental Matters

The Company has been notified by the Federal Environmental Protection Agency that it is a potentially responsible party for the disposal of hazardous substances by its predecessor company at a site on Ninth Avenue in Gary, Indiana, but it has no records indicating that it deposited hazardous substances at the site and intends to vigorously defend itself in this matter. Management is unable to assess whether the Company will be found liable in this matter or to predict the amount of liability, if any. Under the terms of the Assumption Agreement, ARTRA has agreed to pay and discharge substantially all of the Company's pre-existing liabilities and obligations, including environmental liabilities. Consequently, the Company is entitled to indemnification from ARTRA for any such environmental liabilities, although no assurance can be given that ARTRA will be financially capable of satisfying its obligations under the Assumption Agreement. See note 2 to the Company's consolidated financial statements.

Net Operating Loss Carryforwards

At December 31, 1995, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $53,000,000 available to be applied against future taxable income, if any, expiring principally in 1996 - 2010. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's Common Stock occurs. The Company has recently issued a significant number of shares of its Common Stock in conjunction with the COMFORCE Global acquisition and certain related transactions. Accordingly, the Company is currently subject to significant limitations regarding the utilization of its Federal income tax loss carryforwards.

Seasonality

The Company's recently acquired technical staffing and consulting services business is not subject to significant seasonal fluctuations.

Recently Issued Accounting Pronouncements

Impairment of Long-Lived Assets

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset. This new accounting principle is effective for the Company's fiscal year ending December 31,1996. The Company believes that adoption will not have a material impact on its financial statements.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock based compensation is not mandatory, the pronouncement requires companies that choose not to adopt the new fair value accounting to disclose the pro-forma net income and earnings per share under the new method. This new accounting principle is effective for the Company's fiscal year ending December 31, 1996. The Company believes that adoption will not have a material impact on its financial statements as the Company will not adopt the new fair value accounting, but instead comply with the disclosure requirements.

Impact of Inflation and Changing Prices

Inflation has become a less significant factor in the economy; however, to the extent permitted by competition, the Company generally passes increased costs to its customers.

Item 8.    Financial Statements and Supplementary Data

Financial Statements and Schedules as listed on Page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference to "Information Concerning Directors and Nominees" and "Information Concerning Executive Officers" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 1996.

Item 11.   Executive Compensation

The information required by Item 11 is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 1996.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 1996.

Item 13.   Certain Relationships and Related Transactions

The   information   required  by  Item  13  is   incorporated  by  reference  to
"Transactions with Management and Others" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 1996.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a)     1.   Financial Statements as listed on Page F-1.
                   2.   Financial Statement Schedules as listed on Page F-1.
                   3.   Exhibits as listed on Page E-1.

           (b)     Reports on Form 8-K.

                   On October 11, 1995 the Company filed a Current Report on Form 8-K to report that the Company had entered into (i) a stock purchase agreement under which the Company agreed to participate in the acquisition of COMFORCE Global, and (ii) employment and consulting services agreements with certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing services business.

                   On October 31, 1995 the Company filed a Current Report on Form 8-K to report the completion of the acquisition of COMFORCE Global.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         COMFORCE Corporation

                                         By:  /s/ Michael Ferrentino
                                              ----------------------
                                              Michael Ferrentino
                                              President

                                         Date:  April 15, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




     /s/ Michael Ferrentino        President (Principal
         -------------------       Executive Officer) and
         Michael Ferrentino        Director                      April 15, 1996

     /s/ Andrew Reiben             Chief Financial Officer
         -------------------       (Principal Financial
         Andrew Reiben             and Accounting Officer)       April 15, 1996

     /s/ Richard Barber
         -------------------
         Richard Barber            Director                      April 15, 1996

     /s/ Keith Goldberg
         -------------------
         Keith Goldberg            Director                      April 15, 1996

     /s/ Glen Miller
         -------------------
         Glen Miller               Director                      April 15, 1996

                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----
COMFORCE CORPORATION AND SUBSIDIARIES


  Report of Independent Accountants                                       F- 2


  Financial Statements:

    Consolidated Balance Sheets as of December 31, 1995 and 1994          F- 3

    Consolidated Statements of Operations
      for the years ended December 31, 1995, 1994 and 1993                F- 5

    Consolidated Statements of Changes in Shareholders' Equity
      for the years ended December 31, 1995, 1994 and 1993                F- 6

    Consolidated Statements of Cash Flows
      for the years ended December 31, 1995, 1994 and 1993                F- 7

    Notes to Consolidated Financial Statements                            F- 8


    Schedules:

      II.     Valuation and Qualifying Accounts                           F-27




Schedules other than those listed are omitted as they are not applicable or required or equivalent information has been included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
COMFORCE Corporation


We have audited the consolidated financial statements and the financial statement schedules of COMFORCE Corporation (formerly The Lori Corporation) and Subsidiaries as listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of COMFORCE Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of COMFORCE Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.


Chicago, Illinois
April  15, 1996

                      COMFORCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                     December 31,  December 31,
                                                         1995          1994
                                                       --------      --------

                    ASSETS
Current assets:
   Cash and equivalents                                    $649          $783
   Restricted cash and equivalents                           -            550
   Receivables, including $151 of
      unbilled revenue in 1995 and
      allowance for  doubtful accounts
      and markdowns of $1,338 in 1994                     1,754           814
   Inventories                                               -          2,105
   Other                                                     61           260
   Receivable from ARTRA GROUP Incorporated               1,046            -
                                                       ---------     ---------
               Total current assets                       3,510         4,512
                                                       ---------     ---------

Property and equipment
    Equipment                                                97         1,376
    Leasehold improvements                                   -            187
                                                       ---------     ---------
                                                             97         1,563
Less accumulated depreciation and amortization                7         1,119
                                                       ---------     ---------
                                                             90           444
                                                       ---------     ---------

Other assets:
   Excess of cost over net assets acquired,
      net of accumulated amortization of
      $51 in 1995 and $3,415 in 1994                      4,801        13,140
   Other                                                    135           608
                                                       ---------     ---------
                                                          4,936        13,748
                                                       ---------     ---------
                                                         $8,536       $18,704
                                                       =========     =========



The accompanying notes are an integral part of the consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                     December 31,  December 31,
                                                         1995          1994
                                                       --------      --------

                    LIABILITIES
Current liabilities:
   Notes payable                                           $500
   Current maturities of long-term debt                      -           $750
   Accounts payable, including $289 due to
      ARTRA GROUP Incorporated in 1994                       75         3,703
   Accrued expenses, including $250 due to
      a related party in 1995                               719           905
   Income taxes                                             214            -
   Liabilities to be assumed by
      ARTRA GROUP Incorporated,
      and net liabilities of
      discontinued operations                             3,699            -
                                                       ---------     ---------
               Total current liabilities                  5,207         5,358
                                                       ---------     ---------

Debt subsequently discharged                                 -          7,105
                                                       ---------     ---------

Noncurrent liabilities to be
   assumed by ARTRA GROUP Incorporated                      541             -
                                                       ---------     ---------

Obligations expected to be settled by
   the issuance of common stock                             550             -
                                                       ---------     ---------

Other noncurrent liabilities                                 -            963
                                                       ---------     ---------

Commitments and contingencies


                    SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value,
   authorized 1,000 shares,
   all series; Series C, issued 10 shares in 1994,
   including accrued dividends                               -         19,515
Common stock, $.01 par value;
   authorized 10,000 shares;
   issued 9,309  shares in 1995
   and 3,265 shares in 1994                                  92            32
Less restricted common stock (100 shares)                    -           (700)
Additional paid-in capital                               95,993        65,392
Accumulated deficit                                     (93,847)      (78,961)
                                                       ---------     ---------
                                                          2,238         5,278
                                                       ---------     ---------
                                                         $8,536       $18,704
                                                       =========     =========



The accompanying notes are an integral part of the consolidated financial statements.

                              COMFORCE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1995, 1994 and 1993
                      (In thousands, except per share data)





                                                 1995        1994*       1993*
                                              ---------   ---------   ---------

Revenues                                        $2,387
                                              ---------

Costs and expenses:
   Cost of revenues                              1,818
   Stock compensation                            3,425
   Selling, general and administrative             823        $966        $701
                                              ---------   ---------   ---------
                                                 6,066         966         701
                                              ---------   ---------   ---------

Operating loss                                  (3,679)       (966)       (701)
                                              ---------   ---------   ---------

Other expense:
   Interest expense                               (585)     (1,316)       (754)
   Other expense, net                              (33)          -          (1)
                                              ---------   ---------   ---------
                                                  (618)     (1,316)       (755)
                                              ---------   ---------   ---------

Loss from continuing operations
   before income taxes                          (4,297)     (2,282)     (1,456)
Provision for income taxes                         (35)          -           -
                                              ---------   ---------   ---------
Loss from continuing operations                 (4,332)     (2,282)     (1,456)
Loss from discontinued operations              (17,211)    (16,220)       (216)
                                              ---------   ---------   ---------
Loss before extraordinary credits              (21,543)    (18,502)     (1,672)
Extraordinary credits,
   net discharge of indebtedness                 6,657       8,965      22,057
                                              ---------   ---------   ---------
Net earnings (loss)                           ($14,886)    ($9,537)    $20,385
                                              =========   =========   =========

Earnings (loss) per share:
   Continuing operations                        ($0.95)     ($0.72)     ($0.39)
   Discontinued operations                       (3.74)      (5.08)      (0.06)
                                              ---------   ---------   ---------
   Loss before extraordinary credits             (4.69)      (5.80)      (0.45)
   Extraordinary credits                          1.45        2.81        6.03
                                              ---------   ---------   ---------
               Net earnings (loss)              ($3.24)     ($2.99)      $5.58
                                              =========   =========   =========

Weighted average number of shares
   of common stock and common
   stock equivalents outstanding                 4,596       3,195       3,656
                                              =========   =========   =========


The accompanying notes are an integral part of the consolidated financial statements.


- -----------------------------------------------
*  As reclassified for discontinued operations.

                      COMFORCE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              for the years ended December 31, 1995, 1994 and 1993
                        (In thousands, except share data)

                                                                               Restricted                                  Total
                                    Preferred Stock       Common Stock        Common Stock      Additional             Shareholders'
                                   -----------------  -------------------  ----------------      Paid-in   Accumulated    Equity
                                   Shares   Dollars     Shares    Dollars    Shares  Dollars     Capital    (Deficit)    (Deficit)
                                   ------- ---------  ----------  -------   -------- -------    ---------  ----------  -----------
Balance at December 31, 1992        7,459   $17,273   3,148,526      $31                         $44,626    ($89,809)    ($27,879)
 Net earnings                          -         -           -        -                               -       20,385       20,385
 Transfer of notes payable
    to ARTRA to Lori's
    capital account                    -         -           -        -                           15,990          -        15,990
 Exercise of stock
    options and warrants               -         -        9,250       -                               38          -            38
 Common stock issued to
    pay liabilities                    -         -        5,532       -                               32          -            32
 Fractional shares purchased           -         -         (536)      -                               (6)         -            (6)
                                   ------- ---------  ----------  -------                        --------  ----------  -----------
Balance at December 31, 1993        7,459    17,273   3,162,772       31                          60,680     (69,424)       8,560
 Net loss                              -         -           -        -                               -       (9,537)      (9,537)
 ARTRA capital contributions           -         -           -        -                            4,000          -         4,000
 Lori preferred stock issued
     in exchange for ARTRA
     notes and advances             2,242     2,242          -        -                               -           -         2,242
 Common stock issued under terms
    of debt settlement agreement       -         -      100,000        1                             699          -           700
 Restricted common stock               -         -           -               100,000   ($700)         -           -          (700)
 Exercise of stock
    options and warrants               -         -        2,500       -           -       -           13          -            13
 Fractional shares purchased           -         -         (253)      -           -       -           -           -            -
                                   ------- ---------  ----------  -------   --------  -------    --------  ----------  -----------
Balance at December 31, 1994        9,701    19,515   3,265,019       32     100,000    (700)     65,392     (78,961)       5,278
 Net earnings                          -         -           -        -           -       -           -      (14,886)     (14,886)
 Common stock issued as
    consideration for
    debt restructuring                 -         -      150,000        2          -       -          335          -           337
 Common stock issued as
    additional consideration for
    short-term borrowings              -         -      141,176        1          -       -          229          -           230
 Common stock issued
    to pay liabilities                 -         -      115,098        1          -       -          374          -           375
 Common stock sold through
    private placements                 -         -    1,946,667       19          -       -        5,820          -         5,839
 Common stock issued under
    compensation agreements with
    individuals to manage the
    Company's telecommunications
    and computer technical
    staffing services business         -         -    3,091,304       31          -       -        2,844          -         2,875
 Common stock issued as
    additionalconsideration for
    Global purchase guarantee          -         -      350,000        3          -       -          587          -           590
 Common stock issued as
    compensation for
    Global acquisition fees            -         -      150,000        2          -       -          251          -           253
 Common stock issued to ARTRA
    in exchange for the Company's
    entire preferred stock issue   (9,701)  (19,515)    100,000        1          -       -       19,514          -            -
 Restricted common stock issued
     as additonal consideration
     for short-term borrowings         -         -           -        -     (100,000)    700          -           -           700
 Liabilities assumed by ARTRA          -         -           -        -           -       -          647          -           647
 Fractional shares purchased           -         -          (66)      -           -       -           -           -            -
                                   ------- ---------  ----------  -------   --------  -------    --------  ----------  -----------
Balance at December 31, 1995           -         -    9,309,198      $92          -       -      $95,993    ($93,847)      $2,238
                                   ======= =========  ==========  =======   ========  =======    ========  ==========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                              COMFORCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1995, 1994 and 1993
                                 (In thousands)


                                                                                   1995         1994         1993
                                                                                ---------    ---------    ---------
Cash flows from operating activities:
   Net earnings (loss)                                                          ($14,886)     ($9,537)     $20,385
      Adjustments to reconcile net earnings (loss)
            to cash flows from operating activities:
         Extraordinary gain from net discharge of indebtedness                    (6,657)      (8,965)     (22,057)
         Provision for disposal of fashion costume jewelry business                1,600           -            -
         Depreciation of property, plant and equipment                               101          438          503
         Amortization of excess of cost over net assets acquired                     261        1,018        1,018
         Impairment of goodwill                                                   12,930       10,800           -
         Amortization of other assets                                                374          648          217
         Common stock compensation                                                 3,657           -            -
     Changes in assets and liabilities, net of the effects of
               the acquisition of COMFORCE Global and
               the discontinued fashion costume jewelry business:
          (Increase) decrease in receivables                                         857        2,117       (1,503)
          Decrease in inventories                                                  2,105        1,098        1,453
          Decrease in other current and noncurrent assets                            170          153          574
          Decrease in payables and accrued expenses                               (2,127)        (513)        (616)
          Increase (decrease) in other current and noncurrent liabilities           (408)        (468)        (521)
                                                                                ---------    ---------    ---------
Net cash flows used by operating activities                                       (2,023)      (3,211)        (547)
                                                                                ---------    ---------    ---------

Cash flows from investing activities:
   Acquisition of COMFORCE Global, net of cash acquired                           (5,580)          -            -
   Additions to property, plant and equipment                                        (25)         (32)        (108)
   Retail fixtures                                                                  (631)        (665)        (951)
   Payment of liabilities with restricted cash                                       550         (550)          -
                                                                                ---------    ---------    ---------
Net cash flows used by investing activities                                       (5,686)      (1,247)      (1,059)
                                                                                ---------    ---------    ---------

Cash flows from financing activities:
   Net increase in short-term debt                                                 2,486         (138)         (12)
   Proceeds from long-term borrowings                                                 -         1,241        4,863
   Reduction of long-term debt                                                      (750)        (444)      (3,587)
   Proceeds from private placement of common stock                                 5,839           -            -
   ARTRA capital contribution                                                         -         1,500           -
   Notes and advances from ARTRA                                                      -         2,531           -
   Other                                                                              -            11           49
                                                                                ---------    ---------    ---------
Net cash flows from financing activities                                           7,575        4,701        1,313
                                                                                ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents                                    (134)         243         (293)
Cash and equivalents, beginning of year                                              783          540          833
                                                                                ---------    ---------    ---------
Cash and equivalents, end of year                                                   $649         $783         $540
                                                                                =========    =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                              COMFORCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1995, 1994 and 1993
                                 (In thousands)


                                                                                   1995         1994         1993
                                                                                ---------    ---------    ---------
Supplemental cash flow information:
 Cash paid during the year for:
  Interest                                                                          $273         $435       $1,421
  Income taxes paid (refunded), net                                                   7            24           12


Supplemental schedule of noncash investing and financing activities:
    Common stock issued as consideration for
       debt restructuring and short-term loans                                      $567           -            -
    Common stock issued for fees and costs
       in conjunction with the acquisition of COMFORCE Global                        843           -            -
    Issue common stock to pay  liabilities                                           374           -            -
    ARTRA common stock issued to Lori's bank lender
       under terms of the debt settlement agreement                                   -        $2,500           -
    Transfer New Dimensions assets, net of cash of $674,
       to Lori's bank lender under terms of the debt settlement agreement             -         6,475           -
    Lori preferred stock issued in exchange for ARTRA notes and advances              -         2,242           -
    Notes payable to ARTRA transferred to Lori's capital account                      -            -       $15,990
    Debt refinanced                                                                   -            -         6,105


The accompanying notes are an integral part of the consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements of COMFORCE Corporation ("COMFORCE" or the "Company"), formerly The Lori Corporation ("Lori") are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently operates in one industry segment as a provider of telecommunications and computer technical staffing and consulting services worldwide. As discussed in Note 4, in September 1995, the Company adopted a plan to discontinue its Jewelry Business ("Jewelry Business") conducted by its two wholly-owned subsidiaries Lawrence Jewelry Corporation ("Lawrence") and Rosecraft, Inc. ("Rosecraft").

At December 31, 1994, ARTRA GROUP INCORPORATED ("ARTRA"), a public company whose shares are traded on the New York Stock Exchange, owned, through its wholly-owned subsidiary Fill-Mor Holding, Inc. ("Fill-Mor"), approximately 62.9% of the common stock and all of the outstanding preferred stock of the Company. As discussed in Note 15, at December 31, 1995, ARTRA owned approximately 25% of the Company's common stock.

As discussed in Note 3, on September 11, 1995, Lori signed a stock purchase agreement to participate in the acquisition of one hundred percent of the capital stock of COMFORCE Global Inc. ("COMFORCE Global"), formerly Spectrum Global Services, Inc. d/b/a YIELD Global, a wholly owned subsidiary of Spectrum Information Technologies, Inc. COMFORCE Global provides telecommunications and computer technical staffing and consulting services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists, with an emphasis on wireless communications capability. On October 17, 1995, Lori completed the acquisition of one hundred percent of the capital stock of COMFORCE Global. In connection with the re-focus of Lori's business, Lori changed its name to COMFORCE Corporation.


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

As required under terms of a debt settlement agreement (see Note 7), at December 31, 1994, the Company maintained a deposit in trust of $550,000 to fund the installment payment due December 31, 1994 for unsecured claims arising from the May 3, 1993 reorganization of the Company's former New Dimensions Accessories, Ltd., ("New Dimensions") subsidiary. The installment payment was made in January, 1995.


C.       Accounts Receivable and Unbilled Accounts  Receivable

Accounts receivable consists of those amounts due to the Company for staffing services rendered to various customers. Accrued revenue consists of revenues earned and recoverable costs for which billings have not yet been presented to the customers as of the balance sheet date.

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



D.       Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred and expenditures for major renovations are capitalized. Depreciation is computed on the basis of estimated useful lives principally by the straight line method for financial statement purposes and principally by accelerated methods for tax purposes. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the period covered by the lease.

The costs of property retired or otherwise disposed of are applied against the related accumulated depreciation to the extent thereof, and any profit or loss on the disposition is recognized in earnings.


E.       Intangible Assets and Other Assets

The net assets of a purchased business are recorded at their fair value at the date of acquisition. At December 31, 1995, the excess of purchase price over the fair value of net assets acquired (goodwill) is reflected as an intangible asset and amortized on a straight-line basis over a period of 20 years.

The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through forecasted future operations.


F.       Revenue Recognition

Revenue for providing staffing services is recognized at the time such services are rendered.


G.       Income Taxes

Income taxes are accounted for as prescribed in Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to recovered or settled.


H.       Use of Estimates In Preparation of Financial Statements

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



I.     Recently Issued Accounting Pronouncements

         Impairment of Long-Lived Assets

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset. This new accounting principle is effective for the Company's fiscal year ending December 31, 1996. The Company believes that adoption will not have a material impact on its financial statements.


         Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock based compensation is not mandatory, the pronouncement requires companies that choose not to adopt the new fair value accounting, to disclose the pro-forma net income and earnings per share under the new method. This new accounting principle is effective for the Company's fiscal year ending December 31, 1996. The Company believes that adoption will not have a material impact on its financial statements as the Company will not adopt the new fair value accounting, but instead comply with the disclosure requirements.


3.       COMFORCE GLOBAL ACQUISITION

On September 11, 1995, Lori signed a stock purchase agreement to participate in the acquisition of one hundred percent of the capital stock of COMFORCE Global, Inc. ("COMFORCE Global"), formerly Spectrum Global Services, Inc. d/b/a YIELD Global, a wholly owned subsidiary of Spectrum Information Technologies, Inc. ("Spectrum") for consideration of approximately $6.4 million, net of cash acquired, consisting of cash of approximately $5.6 million and 500,000 shares of the Company's common stock issued as consideration for various fees and guarantees associated with the transaction. The cash consideration included net cash payments to the selling shareholders of approximately $5.2 million. The 500,000 shares of the Company's common stock issued as consideration for the COMFORCE Global transaction included 150,000 shares issued to Peter R. Harvey, then a vice president and director of the Company and currently the president of ARTRA and 100,000 shares issued to ARTRA for their guarantee to the selling shareholder of the payment of the COMFORCE Global purchase price at closing. The shares issued to Peter R. Harvey and ARTRA are subject to approval by the Company's shareholders. Additionally, in conjunction with the COMFORCE Global acquisition, ARTRA has agreed to substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation.

COMFORCE Global provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists, with an emphasis on wireless communications capability. The acquisition of COMFORCE Global, completed on October 17, 1995, was accounted for by the purchase method and, accordingly, the assets and liabilities of COMFORCE Global were included in the Company's financial statements at their estimated fair market value at the date of acquisition and of COMFORCE Global's operations are included in the Company's statement of operations from the date of acquisition. The excess of purchase price over the fair value of COMFORCE Global's net assets acquired (goodwill) of $4,852,000 is being amortized on a straight-line basis over twenty years. In connection with the re-focus of the Company's business, Lori changed its name to COMFORCE Corporation.

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


The acquisition of COMFORCE Global was funded principally by private placements of approximately 1,950,000 shares of the Company's common stock at $3.00 per share (total proceeds of approximately $5,800,000) plus detachable warrants to purchase approximately 970,000 shares of the Company's common stock at $3.375 per share. The warrants expire five years from the date of issue.

The following unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 1995 and 1994, present the Company's results of operations as if the acquisition of COMFORCE Global and the related private placement of the Company's common stock had been consummated as of January 1, 1994.


                      COMFORCE CORPORATION AND SUBSIDIARIES
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      For the year ended December 31, 1995
                                 (In thousands)

                                                                            COMFORCE        Pro Forma
                                                           Historical      Global (A)      Adjustments     Pro Forma
                                                            ----------     ----------      -----------    -----------

   Revenues                                                $     2,387    $     9,568                     $    11,955
                                                            ----------     ----------                      ----------
      Stock compensation (E)                                     3,425                                          3,425
      Other operating costs and expenses                         2,641          8,575       $   113 (B)        11,329
                                                            ----------     ----------        ------        ----------
                                                                 6,066          8,575           113            14,754
                                                            ----------     ----------        ------        ----------

    Operating earnings (loss)                                   (3,679)           993          (113)           (2,799)
                                                            ----------     ----------        ------        ----------

   Spectrum  corporate management fees (D)                                     (1,140)                         (1,140)
   Interest and other non-operating expenses                      (618)             7           410 (C)          (201)
                                                            ----------     ----------        ------        ----------
                                                                  (618)        (1,133)          410            (1,341)
                                                            ----------     ----------        ------        ----------

   Earnings (loss) from continuing operations
      before income taxes                                      (4,297)          (140)           297            (4,140)

   (Provision) credit for income taxes                            (35)            21                              (14)
                                                           ----------     ----------         ------        ----------
   Loss from continuing operations                        $    (4,332)   $      (119)       $   297       $    (4,154)
                                                           ==========     ==========         ======        ==========

   Loss per share from continuing operations              $      (.95)                                    $      (.45)
                                                           ==========                                      ==========

   Weighted average shares outstanding (F)                      4,596                                           9,309
                                                           ==========                                      ==========

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



                      COMFORCE CORPORATION AND SUBSIDIARIES
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      For the year ended December 31, 1994
                                 (In thousands)

                                                                            COMFORCE        Pro Forma
                                                           Historical      Global (A)      Adjustments     Pro Forma
                                                           ----------      ----------      -----------    -----------
   Revenues                                                               $     8,245                     $     8,245
                                                                           ----------                      ----------

   Operating costs and expenses                           $       966     $     7,551       $    79(B)          8,596
                                                           ----------      ----------        ------        ----------
   Operating earnings (loss)                                     (966)            694           (79)             (351)
                                                           ----------      ----------        ------        ----------
   Spectrum  corporate management fees (D)                                       (803)                           (803)
   Interest and other non-operating expenses                   (1,316)              9                          (1,307)
                                                           ----------      ----------        ------        ----------
                                                               (1,316)           (794)                         (2,110)
                                                           ----------      ----------        ------        ----------

   Loss from continuing operations before income taxes         (2,282)           (100)          (79)           (2,461)
   Provision for income taxes                                                     (15)                            (15)
                                                           ----------      ----------        ------        ----------

   Loss from continuing operations                        $    (2,282)    $      (115)      $   (79)      $    (2,476)
                                                           ==========      ==========        ======        ==========

   Loss per share from continuing operations              $      (.72)                                    $      (.28)
                                                           ==========                                      ==========

   Weighted average shares outstanding (F)                      3,195                                           8,833
                                                           ==========                                      ==========

Pro   forma  adjustments to the unaudited  condensed  consolidated  statement of operations:

                  (A) The  pro  forma  data  presented  for  COMFORCE   Global's
                      operations is for the periods prior to its acquisition on October 17, 1995, or January 1, 1995 through October 16, 1995 and January 1, 1994 through December 31, 1994, respectively.

                  (B) Amortization of goodwill  arising from the COMFORCE Global acquisition.

                  (C) Reverse interest expense on notes and other liabilities to be assumed by ARTRA.

                  (D) Corporate  management  fees from COMFORCE  Global's former parent, Spectrum Information Technologies,Inc. The amount of these management fees may not be representative of costs incurred by COMFORCE Global on a stand alone basis.

                  (E) Represents a non-recurring  compensation charge related to the issuance of the 35% common stock interest in the Company pursuant to employment or consulting agreements with certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing services business.

                  (F) Pro forma  weighted  average shares  outstanding  includes shares of the Company's common stock issued in the private placement that funded the COMFORCE Global transaction, shares issued for fees and costs associated with the COMFORCE Global acquisition and shares issued certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing services business.

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



4.       DISCONTINUED OPERATIONS

In September 1995, the Company adopted a plan to discontinue its Jewelry Business. A provision of $1,000,000 was recorded in September 1995 and an additional provision of $600,000 was recorded during the fourth quarter of 1995 for the estimated costs to complete the disposal of the Jewelry Business.

The Company's consolidated financial statements have been reclassified to report separately results of operations of the discontinued Jewelry Business. Additionally, in conjunction with the COMFORCE Global acquisition (see Note 3), ARTRA has agreed to assume sustantially all pre-existing liabilities of the Company and its discontinued Jewelry Business and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly at December 31, 1995, the Company's consolidated balance sheet has been reclassified to report separately the net liabilities to be assumed by ARTRA, including net liabilities of the discontinued Jewelry Business (see Note 9). The December 31, 1994 consolidated balance has not been reclassified.

The operating results of the discontinued Jewelry Business for the nine months ended September 30, 1995 and the years ended December 31, 1994 and 1993 (in thousands) consists of:

                                         1995          1994          1993
                                      ----------    ----------    ----------
  Net sales                           $   10,588    $   34,431    $   46,054
                                      ==========    ==========    ==========

  Loss from operations before
    income taxes                      $  (15,606)    $ (16,210)   $     (183)

  Provision for income taxes                  (5)          (10)          (33)
                                      ----------    ----------    ----------
  Loss from operations                   (15,611)      (16,220)         (216)
                                      ----------    ----------    ----------


  Provision for disposal
    of business                           (1,600)           -             -
  Provision for income taxes                  -             -             -
                                      ----------    ----------    ----------
  Loss on disposal of business            (1,600)           -             -
                                      ----------    ----------    ----------

  Loss from discontinued operations   $  (17,211)   $  (16,620)   $     (216)
                                      ==========    ==========    ==========


In April 1996, ARTRA sold the business and certain assets of the Jewelry Business. As discussed above, ARTRA has agreed to assume any liabilities of the discontinued Jewelry Business and will be entitled to the net proceeds, if any from this disposition.

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


5.       INVENTORIES

At December 31, 1994 inventories of the Company's discontinued Jewelry Business (in thousands) consisted of:


         Raw materials and supplies              $   115
         Work in process                              19
         Finished goods                            1,971
                                                 -------
                                                 $ 2,105
                                                 =======

Inventories were stated at the lower of cost or market, with cost determined by the first-in, first-out (FIFO) method.


6.       CONCENTRATION OF RISK

The accounts receivable of the Company's COMFORCE Global subsidiary at December 31, 1995 consist primarily of amounts due from telecommunication companies. As a result, the collectibility of these receivables is dependent, to an extent, upon the economic condition of the telecommunications industry. At December 31, 1995, COMFORCE Global had 9 customers with accounts receivable balances that aggregated 67% of the Company's total trade accounts receivable. Percentages of total revenues from significant customers from the date of COMFORCE Global's acquisition (October 17, 1995) through December 31, 1995 are summarized as follows:

         Customer 1                               17.3%
         Customer 2                               12.6%
         Customer 3                               10.1%

The Company's COMFORCE Global subsidiary maintains cash in bank accounts which at times may exceed federally insured limits. COMFORCE Global has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. Management believes it mitigates such risk by investing its cash through major financial institutions.


7.       EXTRAORDINARY GAINS RELATED TO DISCONTINUED OPERATIONS

Per terms of a debt settlement agreement, borrowings due a bank under the loan agreements of Lori and its fashion costume jewelry subsidiaries and Fill-Mor (approximately $25,000,000 as of December 23, 1994), plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank). Upon the satisfaction of certain conditions of the Amended Settlement Agreement in March 1995, as discussed below, the balance of this indebtedness was discharged.

In conjunction with the debt settlement agreement, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were advanced to Lori and used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, was collateralized by 100,000 shares of the

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Company's common stock. The 100,000 shares of the Company's common stock, originally issued to the bank under terms of a debt settlement agreement, were carried in the Company's consolidated balance sheet at December 31, 1994 as restricted common stock. In August, 1995 the loan was extended until September 15, 1995 and the lender received the above mentioned 100,000 shares of the Company's common stock as consideration for the loan extension. The loan was repaid by ARTRA in February, 1996.

The Company recognized an extraordinary gain of $8,965,000 ($2.81 per share) in December 1994 as a result of the reduction of amounts due the bank under the loan agreements of Lori and its operating subsidiaries and Fill-Mor to $10,500,000 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank) as of December 23, 1994 calculated (in thousands) as follows:


    Amounts due the bank under loan agreements of Lori
       and its fashion costume jewelry subsidiaries           $  22,749
    Less amounts due the bank at December 29, 1994               (7,855)
                                                               --------
    Bank debt discharged                                         14,894
    Accrued interest and fees discharged                          3,635
    Other liabilities discharged                                  1,985
    Less consideration to the bank per terms of the
        amended settlement agreement
             Cash                                                (1,900)
             ARTRA common stock (400,000 shares)                 (2,500)
             New Dimensions assets assigned to the
                 bank at estimated fair value                    (7,149)
                                                               --------
             Net extraordinary gain                           $   8,965
                                                               ========

On March 31, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to the Company of $6,657,000 ($1.45 per share) in the first quarter of 1995. The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a former director of the Company. As consideration for assisting in the debt restructuring, the former director received 150,000 shares of the Company's common stock valued at $337,500 ($2.25 per share) based upon the Company's closing market value on March 30, 1995. The first quarter 1995 extraordinary gain was calculated (in thousands) as follows:


    Amounts due the bank under loan agreements
       of Lori and its operating subsidiaries                 $   7,855
    Less amounts due the bank applicable to Lori                   (561)
                                                               --------
    Bank debt discharged                                          7,294
    Less fair market value of  the Company's
        common stock issued as consideration
        for the debt restructuring                                 (337)
    Other fees and expenses                                        (300)
                                                               --------
             Net extraordinary gain                           $   6,657
                                                               ========

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



The reorganization of Lori's former New Dimensions subsidiary resulted in a 1993 extraordinary gain of $22,057,000 ($6.03 per share) from a net discharge of indebtedness calculated (in thousands) as follows:

    Amount due on New Dimensions' 12.75% Senior Notes,
        including accrued interest                            $  22,822
    Trade liabilities and accrued expenses                        3,231
                                                               --------
             Total unsecured claims                              26,053
    Less present value of payments
        due to unsecured creditors                               (2,725)
    Less present value of bank
        restructuring loan fee                                   (1,271)
                                                               --------
             Net extraordinary gain                           $  22,057
                                                               ========


8.       NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt (in thousands) consists of:

                                                    December 31,  December 31,
                                                        1995         1994
                                                       ------       ------

    Notes payable
      Amount due to a  former related party,
        interest at the prime rate plus 1%            $   750

      Accounts receivable credit facility,
        discontinued operations                         1,535

      Other, interest principally at 15%                1,736

                                                        4,021
      Less:
        Liabilities to be assumed by ARTRA             (1,986)
        Liabilities included with
          discontinued operations                      (1,535)
                                                       ------
                                                      $   500
                                                       ======

    Long-term debt
      Amounts due a bank term under terms of
        a debt settlement agreement                                $ 7,855

      Current scheduled maturities                                    (750)

      Debt subsequently discharged                                  (7,105)
                                                                    ------
                                                                   $    -
                                                                    ======


In October 1995, COMFORCE Global entered into an agreement with a bank that provides for a revolving line of credt with interest at the prime rate plus 1/2%. Borrowings, collateralized by the assets of COMFORCE Global and an unlimited guarantee of COMFORCE, are limited to a a borrowing base, as defined in the agreement, up to a maximum of $800,000. As of December 31, 1995, COMFORCE Global had not yet utilized any funds available under the revolving credit loan. The fair value of the Company's notes payable is estimated based on the quoted market prices of the same or similar issues or on the current rates offered to the Company for notes of the same remaining maturity.

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



As discussed in Note 7, ARTRA, Fill-Mor, Lori and Lori's fashion costume jewelry subsidiaries entered into an agreement with Lori's bank lender to settle obligations due the bank. As partial consideration for the debt settlement agreement the bank received a $750,000 Lori note payable due March 31, 1995.

The $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori of $6,657,000 in 1995. The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a former director of the Company. The loan provided for interest at the prime rate plus 1%. As consideration for assisting with the debt restructuring, the former director received 150,000 shares of the Company's common stock valued at $337,500 ($2.25 per share) based upon the closing market value on March 30, 1995. The principal amount of the loan was reduced $750,000 at July 31, 1995. The remaining loan principle was not repaid on its scheduled to maturity date of July 31, 1995. Per terms of the loan agreement, the former director received an additional 50,000 of the Company's common stock as compensation for the non-payment of the loan at its originally scheduled maturity. At December 31, 1995, the $750,000 note was classified in the Company's consolidated balance sheet as liabilities to be assumed by ARTRA. The loan was paid in full in March 1996 by ARTRA pursuant to the assumption agreement as discussed in Note 9.

During the second and third quarters of 1995, Lori entered into a series of agreements with certain unaffiliated lenders that provided for short-term loans with interest at 15%. As additional compensation certain lenders received an aggregate of 91,176 shares of the Company's common stock and certain lenders received warrants to purchase an aggregate of 195,000 shares of the Company's common stock at prices ranging from $2.00 per share to $2.50 per share, the fair market value at the dates of grant. The warrants expire five years from the date of issue. The proceeds from these loans were used to fund the September $500,000 down payment on the COMFORCE Global acquisition, with the remainder used to fund working capital requirements of the Company's discontinued Jewelry Business. At December 31, 1995, short-term loans with an aggregate principal balance of $1,236,000 were classified in the Company's consolidated balance sheet as liabilities to be assumed by ARTRA.

In August, 1995 Lori obtained a credit facility for the factoring of the accounts receivable of its discontinued Jewelry Business. The credit facility provides for advances of 80% of receivables assigned, less allowances for markdowns and other merchandise credits. The factoring charge, a minimum of 1.75% of the receivables assigned, increases on a sliding scale if the receivables assigned are not collected within 45 days. Borrowings under the credit facility are collateralized by the accounts receivable, inventory and equipment of Lori's discontinued fashion costume jewelry subsidiaries and guaranteed by Lori. At December 31, 1995 outstanding borrowings under this credit facility of $1,535,000, along with other net liabilities of the discontinued Jewelry Business, were classified in the Company's consolidated balance sheet as liabilities to be assumed by ARTRA and net liabilities of the discontinued Jewelry Business.


9. LIABILITIES TO BE ASSUMED BY ARTRA GROUP INCORPORATED AND NET LIABILITIES OF DISCONTINUED OPERATIONS

In conjunction with the COMFORCE Global acquisition (see Note 3), ARTRA has agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Additionally, ARTRA agreed to assume all of the assets and liabilities of the Company's discontinued Jewelry Business. In April 1996, ARTRA sold the business and certain assets of the Jewelry Business.

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



At December 31, 1995 liabilities to be assumed by ARTRA GROUP Incorporated and net liabilities of the discontinued Jewelry Business (in thousands) consist of:


     Current:
         Liabilities to be assumed by ARTRA
           Notes payable                                             $1,986
           Court ordered payments                                       990
           Accrued expenses                                             349
                                                                     ------
                                                                      3,325
         Net liabilities of the discontinued
           Jewelry Business                                             374
                                                                     ------
                                                                     $3,699
                                                                     ======
      Noncurrent:
         Liabilities to be assumed by ARTRA
           Court ordered payments                                    $  541
                                                                     ======


As noted in the table above, as of December 31, 1995, ARTRA has agreed to assume $3,866,000 of pre-existing Lori liabilities. Subsequent to December 31, 1995 ARTRA made net payments of $647,000 to reduce pre-existing Lori liabilities. Such payments have been included in the Company's consolidated financial statements at December 31, 1995 as amounts receivable from ARTRA and as additional paid-in capital. To the extent ARTRA is able to make subsequent payments, they will be recorded as additional paid-in capital. The ability of ARTRA to satisfy these obligations is uncertain. The financial statements of ARTRA include an explanatory paragraph indicating substantial doubt about the ability of ARTRA to continue as a going concern. The amounts receivable from ARTRA, exclusive of subsequent payments have not been reflected in the Company's financial statements at December 31, 1995. No collateral has been provided in support of these obligations.

At December 31, 1995, liabilities to be assumed by ARTRA included $1,531,000 of court ordered payments arising from the May 3, 1993 reorganization of New Dimensions. As of April 15, 1996, the $541,000 installment payment due December 31, 1995 has not been paid.


10.      PREFERRED STOCK

The Company's Series C cumulative preferred stock, owned in its entirety by ARTRA, accrued dividends at the rate of 13% per annum on its liquidation value. Accumulated dividends were $7,011,000 at December 31, 1994. In the fourth quarter of 1995, ARTRA exchanged its Series C cumulative preferred stock for 100,000 newly issued shares of the Company's common stock. The issuance of these shares of the Company's common stock to ARTRA are subject to approval by the Company's shareholders.

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



11.      STOCK OPTIONS AND WARRANTS


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

As of March 16, 1993, the Company's Board of Directors approved the issuance of non-qualified options to purchase an aggregate of 555,628 shares of the Company's common stock at an exercise price of $1.125 per share (the closing price of Lori common stock on March 15, 1993) to a corporation controlled by the former vice chairman , president and director of the Company and to an agent of the Company. The options were granted in connection with management agreements entered into with them pursuant to which they agreed to provide managerial and supervisory services to the Company and its discontinued fashion costume jewelry subsidiaries. Additionally, as of March 16, 1993, the Company's Board of Directors approved the issuance of options to purchase an aggregate of 370,000 shares of the Company's common stock at an exercise price of $1.125 per share (the closing price of the Company's common stock on March 15, 1993) to then certain executives, key employees, agents and a director of the Company. The options were granted under the Company's 1982 Stock Option Plan (the "1982 Plan"), subject to stockholder approval of the amendment of the 1982 Plan. Subsequent thereto, counsel to the Company advised the Board that the 1982 Plan, which had expired, could not be amended and extended.

Accordingly, on October 12, 1993, the Board of Directors of the Company approved a proposed Long-Term Stock Investment Plan of the Company (the "Plan" or the "Option Plan") which authorizes the grant of options to purchase the Company's common stock to executives, key employees and agents of the Company and its subsidiaries. In connection with this approval, the Board approved the issuance under the Plan (subject to the approval and adoption of the Plan by the stockholders) of options on the same terms as the original March 16, 1993 options which it had previously authorized under the 1982 Plan. The Plan was approved by the stockholders at the December 16, 1993 annual meeting, effective as of January 1, 1993.


         Incentive Stock Option Plan

Options to purchase common shares of the Company have been granted to certain officers and key employees under the 1982 Incentive Stock Option Plan ("the plan"), which initially reserved 250,000 shares of the Company's common stock. On December 19, 1990, the Company's stockholders approved an increase in the number of shares available for grant under the plan to 500,000. The plan expired in 1992. At December 31, 1995, options to purchase 4,500 shares of the Company's common stock at $5.00 per share were outstanding. The options expire June 9, 1998.

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



         Summary of Options

         A summary of stock option transactions for the years ended December 31 is as follows:

                                               1995         1994         1993
                                            ---------    ---------    ---------
    Outstanding at January 1:
        Shares                                959,378    1,098,544       19,416
                                             $  1.125     $  1.125     $   5.00
        Prices                                     to           to           to
                                             $   5.00      $ 12.19     $  12.19
    Options granted:
        Shares                                    -            -      1,079,628
                                                                       $  1.125
        Prices                                    -            -             to
                                                                       $  3.125
    Options exercised:
        Shares                                    -         (2,500)        (500)
        Price                                     -       $   5.00     $   5.00

    Options canceled:
        Shares                                (19,250)    (136,666)         -
                                             $  3.125     $  3.125
        Prices                                     to           to          -
                                             $   5.00     $  12.19

    Outstanding at December 31:
        Shares                                940,128      959,378    1,098,544
                                            =========     ========    =========
                                             $  1.125     $  1.125     $  1.125
        Prices                                     to           to           to
                                             $   5.00     $   5.00     $  12.19

    Options exercisable at December 31        940,128      940,710       18,916
                                            =========     ========    =========
    Options available for future grant
        at December 31                        564,372      546,372      420,372
                                            =========     ========    =========

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



         Warrants

At December 31, 1995, warrants were outstanding to purchase a total of 1,184,583 of the Company's common shares at prices ranging from $2.00 per share to $4.00 per share. The warrants expire five years from the date of issue at various dates through 2000.

The acquisition of COMFORCE Global was funded principally by private placements of approximately 1,950,000 of the Company's common shares at $3.00 per share (total proceeds of approximately $5,800,000) plus detachable warrants to purchase 973,333 Lori common shares at $3.375 per share. The warrants expire five years from the date of issue.

Principally during the second and third quarters of 1995, Lori entered into a series of agreements with certain unaffiliated investors that provided for $1,800,000 of short-term loans that provide for interest at 15%. As additional compensation certain lenders received an aggregate of 91,176 Lori common shares and certain lenders received warrants to an aggregate of 195,000 shares of the Company's common stock at prices ranging from $2.00 per share to $2.50 per share, the fair market value at the dates of grant. The warrants expire five years from the date of issue.

On November 23, 1988, Lori issued warrants to purchase 25,000 of its common shares, at $4.00 per share, to an investment banker as additional compensation for certain financial and advisory services. During 1993, the warrant holder exercised warrants to purchase 8,750 shares of the Company's common stock. At December 31, 1995, warrants to purchase 16,250 shares of the Company's common stock at $4.00 per share remained outstanding.


12.      COMMITMENTS AND CONTINGENCIES

The Company's COMFORCE Global subsidiary leases certain office space and equipment used in its telecommunications and computer technical staffing services business. At December 31, 1995, future minimum lease payments under operating leases that have an initial or remaining noncancellable term of more than one year (in thousands) are:


           Year
           1996                     $     62
           1997                           64
           1998                           65
           1999                           63
           2000                           38
                                     -------
                                    $    292
                                     =======


Rental expense from continuing operations was $17,000 in 1995.

The aggregate commitment for future salaries at December 31, 1995, excluding bonuses, during the remaining term of all management and employment agreements is approximately $700,000.

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



13.      INCOME TAXES

A summary of the provision (credit) for income taxes relating to operations is as follows:

                                      1995           1994           1993
                                    --------       --------      -------
                                                (in thousands)

     Continuing operations:
         State                     $      35      $      10     $      33
                                    ========       ========      ========


The 1995 and 1994 extraordinary credits represent net gains from discharge of bank indebtedness under the loan agreements of Lori and its discontinued fashion costume jewelry subsidiaries. The 1993 extraordinary credit represents a gain from a net discharge of indebtedness at the Company's former New Dimensions subsidiary. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credits due to the utilization of tax loss carryforwards.

The difference between the statutory Federal income tax rate and the effective income tax rate is reconciled as follows:

                                                   % of Earnings (Loss)
                                                    Before Income Taxes
                                                ----------------------------
                                                 1995       1994       1993
                                                ------     ------     ------
     Statutory Federal tax rate
         Provision (Benefit)                     (34.0)     (34.0)      35.0
     State and local taxes,
         net of  Federal benefit                    .3         .1         .2
     Current year tax loss not utilized            4.7         -          -
     Amortization of goodwill                       .6        3.6         .8
     Impairment of goodwill                       30.0       38.6         -
     Previously unrecognized benefit from
         utilizing tax loss carryforwards           -        (8.2)     (35.8)
                                                 -----      -----      -----
                                                   1.6         .1         .2
                                                 =====      =====      =====

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



13.      INCOME TAXES, Continued

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liabilities and deferred tax assets at December 31, 1995 and 1994 and their approximate tax effects (in thousands) are as follows:

                                                       1995                           1994
                                            ------------------------     ---------------------------
                                            Temporary        Tax           Temporary        Tax
                                            Difference    Difference       Difference    Difference
                                            ----------    ----------       ----------    ----------
  Trade accounts receivable                  $     500     $     200       $    1,300    $      500
  Inventories
                                                   700           300              300           100
  Accrued other
                                                   900           300              400           200
  Net operating loss                            42,000        16,400           54,000        21,100
                                                            --------                      ---------
     Total deferred tax asset                                 17,200                         21,900
                                                            --------                      ---------

  Machinery and equipment                         (200)         (100)             (400)        (200)
                                                            --------                       --------
     Total deferred tax liability
                                                                (100)                          (200)
                                                            --------                       --------
     Valuation allowance                                     (17,100)                       (21,700)
                                                            --------                       --------
     Net deferred tax asset                                $     -                        $     -
                                                            ========                       ========


The Company has recorded a valuation allowance with respect to the future tax benefits and the net operating loss reflected in deferred tax assets as a result of the uncertainty of their ultimate realization.

At December 31, 1995, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $42,000,000 available to be applied against future taxable income, if any, expiring principally in 1996 - 2010. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. The Company has recently issued a significant number of shares of its common stock in conjunction with the COMFORCE Global acquisition and certain related transactions. Accordingly, the Company is currently subject to significant limitations regarding the utilization of its Federal income tax loss carryforwards.


14.      EARNINGS PER SHARE

Earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock and common stock equivalents (options and warrants), unless anti-dilutive, outstanding during the year. Fully diluted earnings per share is not presented since the result is equivalent to primary earnings per share.

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



15.      RELATED PARTY TRANSACTIONS

Effective July 4, 1995, Lori and ARTRA entered into employment agreements with two individuals and a consulting services agreement one individual to manage Lori's entry into and development of the telecommunications and computer technical staffing services business. As additional compensation, the agreements provided for the issuance in aggregate of a 35% common stock interest in the Company. The Company incurred a compensation charge of $3,425,000 related to the issuance of the 35% common stock interest in the Company (approximately 3,700,000 common shares, after certain anti-dilutive provisions). In October
1996, the Company issued approximately 3,100,000 shares of its common stock to the above individuals. The remaining common shares due the above individuals will be issued in 1996 after shareholder approval of an increase in the Company's authorized common shares. The cost of the remaining common shares to be issued in 1996 ($550,000) is classified in the Company's consolidated balance sheet at December 31, 1995 as obligations expected to be settled by the issuance of common stock. The shares of the Company's common stock issued and to be issued in accordance with the above agreements were valued at $.93 per share based upon the Company's average closing market price on the American Stock Exchange for the period beginning 5 business days prior to and ending 5 business days after the acceptance of the employment or consulting services agreements (July 4, 1995), as discounted for dilution, blockage and restricted marketability. After the issuance of these common shares, plus the effects of the issuance of common shares sold by private placements and other common shares issued in conjunction with the COMFORCE Global acquisition, ARTRA's common stock ownership interest in the Company was reduced to approximately 25% at December 31, 1995.

In connection with the COMFORCE Global acquisition, a $500,000 fee was earned by the above mentioned consultant, of which $250,000 was paid in 1995.

In conjunction with an agreement (see Note 7) to settle borrowings due a bank under the loan agreements of Lori and its fashion costume jewelry subsidiaries and Fill-Mor, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were advanced to Lori and used to fund amounts due Lori's bank. The loan, due June 30, 1995, was collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares, originally issued to the bank under terms of the August 18, 1994 Settlement Agreement, were carried in the Company's consolidated balance sheet at December 31, 1994 as restricted common stock. In August, 1995 the loan was extended until September 15, 1995 and the lender received the above mentioned 100,000 Lori common shares as consideration for the loan extension. The loan was repaid by ARTRA in February, 1996. Accordingly, the carrying value of these 100,000 Lori common shares was transferred to ARTRA as reduction of amounts due to ARTRA.

In the fourth quarter of 1995, ARTRA exchanged its interest in the entire issue of the Company's Series C cumulative preferred stock for 100,000 newly issued shares of the Company's common stock. The issuance of these shares of the Company's common stock to ARTRA are subject to approval by the Company's shareholders. During 1995, ARTRA received $399,000 of advances from the Company. In 1996, the Company advanced ARTRA an additional $54,000. ARTRA repaid the above advances and paid down $647,000 of the pre-existing Lori liabilities it assumed in conjunction with the COMFORCE Global acquisition as discussed in Note 9.

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

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



In February, 1993, ARTRA transferred all of its notes (with a principal value of $15,990,000) to Lori's capital account.

Through 1995, ARTRA had provided certain financial, accounting and administrative services for the Company's corporate entity. Additionally, the Company's corporate entity had leased its administrative office space from ARTRA. During 1995, 1994 and 1993 fees for these services amounted to $91,000, $151,000 and $115,000, respectively.


16.      LITIGATION

The Company has been notified by the Federal Environment Protection Agency that it is a potentially responsible party for the disposal of hazardous substances by its predecessor company at a site on Ninth Avenue in Gary, Indiana. The Company has no records indicating that it deposited hazardous substances at this site and intends to vigorously defend itself in this matter.

In conjunction with the COMFORCE Global acquisition (see Notes 3 and 8), ARTRA has agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. See Note 9 for a further discussion of liabilities to be assumed by ARTRA.

The Company and its subsidiaries are parties in various business related litigation which, in the opinion of management, will not have a material adverse effect on the Company's financial position and results of operations.


17.      SUBSEQUENT EVENTS

On March 1, 1996, COMFORCE Global, Inc., a wholly-owned subsidiary of COMFORCE acquired substantially all of the assets of Williams Communication Services ("Williams"), a provider of telecommunications and technical staffing services for consideration consisting of cash of $2,000,000 and contingent rights to future payments based on earnings over a four year period. The acquisition of Williams, funded principally by a $2.25 million revolving credit facility with a bank, will be accounted for by the purchase method.

The Company has entered into an agreement to acquire the assets and business of RRA Inc. ("RRA"), a provider of technical staffing services in the electronics, telecommunications and information technology business sectors. The completion of the acquisition of RRA is subject to certain contingencies which include the completion of and satisfaction with due diligence, as well as satisfactory financing to complete the acquisition.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1995, 1994 and 1993
                                 (in thousands)

              Column A                                 Column B             Column C             Column D        Column E
              --------                                 --------             --------             --------        --------
                                                                            Additions
                                                                     ----------------------
                                                                        (1)          (2)
                                                       Balance at    Charged to  Charged to
                                                      Beginning of   Costs and      Other       Deductions       Balance at
             Description                                 Period       Expenses     Accounts     (Describe)     End of Period
         -------------------                           ---------    ----------   -----------    ----------     -------------
For the year ended December 31, 1995:
    Deducted from assets to which they apply:
       Allowance for inventory valuation               $     207    $       25                    $    232         $    -
                                                        ========     =========                     =======          ========

       Allowance for markdowns                         $     835    $      291                    $  1,126 (A)     $    -
       Allowance for doubtful accounts                       503           424                         927 (A)          -
                                                        --------     ---------                     -------          --------
                                                       $   1,338    $      715                    $  2,053         $    -
                                                        ========     =========                     =======          ========

For the year ended December 31, 1994:
    Deducted from assets to which they apply:
       Allowance for inventory valuation               $   4,150    $      218                    $  4,161 (B)     $     207
                                                        ========     =========                     =======          ========

       Allowance for markdowns                         $   2,499    $    4,799                    $  6,463 (C)     $     835
       Allowance for doubtful accounts                       432           269                         198 (D)           503
                                                        --------     ---------                     -------          --------
                                                       $   2,931    $    5,068                    $  6,661         $   1,338
                                                        ========     =========                     =======          ========

For the year ended December 31, 1993:
    Deducted from assets to which they apply:
       Allowance for inventory valuation               $   4,900    $      172                    $    922 (B)     $   4,150
                                                        ========     =========                     =======          ========

       Allowance for markdowns                         $   5,280    $    5,722                    $  8,503 (C)     $   2,499
       Allowance for doubtful accounts                       557           335                         460 (D)           432
                                                        --------     ---------                     -------          --------
                                                       $   5,837    $    6,057                    $  8,963         $   2,931
                                                        ========     =========                     =======          ========


       (A)  Principally amounts reclassified to discontinued operations.
       (B)  Principally inventory written off, net of recoveries.
       (C)  Principally markdowns taken.
       (D)  Principally uncollectible accounts written off, net of recoveries.

                                INDEX OF EXHIBITS


(A) Exhibits included herein:

     3.4 Certificate of Ownership (Merger) of COMFORCE Corporation into the Company.

     10.6 Amendment dated October 6, 1995 of Letter Agreement dated June 29, 1995, regarding employment or consulting services among the Company, ARTRA Group Incorporated, James L. Paterek, Michael Ferrentino and Christopher P. Franco.

     10.7 Employment Agreement dated December 9, 1995 between the Company and Michael Ferrentino.

     10.8 Employment Agreement dated December 9, 1995 between the Company and Christopher Franco.

     10.9 Assumption Agreement dated October 17, 1995 between the Company and ARTRA GROUP Incorporated respecting ARTRA's assumption of substantially all of the Company's pre-existing liabilities.

     10.10 Asset Purchase Agreement dated as of April 11, 1996 among Lawrence Jewelry Corporation, ARTRA GROUP Incorporated, the Company and Hanover Advisors, Inc. respecting the disposition of the assets of the Company's Jewelry Business.

     11.1 Computation of earnings per share and equivalent share of Common Stock for the three years ended December 31, 1995.

     21.1      List of Subsidiaries.

(B) Exhibits incorporated herein by reference:

     3.1 Restated Certificate of Incorporation of the Company (included as an exhibit to the Company's Registration Statement on Form S-2 (Registration No. 2-98628) and incorporated herein by reference).

     3.2 Certificate of Amendment of Certificate of Incorporation of the Company filed with the Delaware Secretary of State February 12, 1991 (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

     3.3 Bylaws of the Company, as amended and restated effective December 19, 1990 (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

     10.1 Management Agreement dated as of April 9, 1993 between the Company and Nitsua, Ltd. (a corporation wholly-owned by Austin Iodice, formerly Lori's Chairman and Chief Executive Officer) (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

     10.2 Letter Agreement dated June 29, 1995, regarding employment or consulting services among the Company, ARTRA Group Incorporated, James L. Paterek, Michael Ferrentino and Christopher P. Franco (included as an exhibit to the Company's Current Report on Form 8-K dated September 11, 1995 and incorporated herein by reference).

     10.3 Stock Purchase Agreement dated September 11, 1995 among Spectrum Technologies, Inc., the Company, COMFORCE Corporation, ARTRA Group Incorporated, Peter R. Harvey, Marc L. Werner, James L. Paterek, Michael Ferrentino and Christopher P. Franco (included as an exhibit to the Company's Current Report on Form 8-K dated September 11, 1995 and incorporated herein by reference).

     10.4 Purchase Agreement among COMFORCE Global, Inc., Williams Communications Services, Inc. and Bruce Anderson (included as an exhibit to the Company's Current Report on Form 8-K dated March 1, 1996 and incorporated herein by reference).

     10.5 Loan Agreement between COMFORCE Global, Inc. and Chase Manhattan Bank (included as an exhibit to the Company's Current Report on Form 8-K dated March 1, 1996 and incorporated herein by reference).