Form 10-Q
period 1996-03-31
COMFORCE CORP
filed 1996-05-15
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                         Commission file number 1-6081

                              COMFORCE CORPORATION
             (Exact name of registrant as specified in its charter)


                Delaware                                  36-2262248
      -------------------------------                  -----------------
        State or other jurisdiction                     I.R.S. Employer
      of incorporation or organization                 Identification No.


 2001 Marcus Avenue, Lake Success, New York                   11042
   --------------------------------------                   --------
   Address of principal executive offices                   Zip Code

 Registrant's telephone number, including area code:     (516) 352-3200


                                 Not Applicable
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                          Outstanding at April 30, 1996
    ----------------------------              -------------------------------
     Common stock, $.01 par value                       9,615,365

                              COMFORCE CORPORATION


                                      INDEX




PART I         FINANCIAL INFORMATION
  Item 1.      Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets
                   March 31, 1996 and December 31, 1995

               Condensed Consolidated Statements of Operations
                   for the three Months ended March 31, 1996 and March 31, 1995

               Condensed Consolidated Statement of Changes in Shareholders'
                   Equity (Deficit) for the three Months ended March 31, 1996

               Condensed Consolidated Statements of Cash Flows
                   for the three Months ended March 31, 1996 and March 31, 1995

               Notes to Condensed Consolidated Financial Statements

  Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations



PART II        OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K



SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


                      COMFORCE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)


                                                                                   March 31,        December 31,
                                                                                      1996               1995
                                                                                 --------------     --------------

                    ASSETS
Current assets:
   Cash and equivalents                                                                   $175               $649
   Restricted cash and equivalents                                                          50                 -
   Receivables including  $330 unbilled revenue at March 31, 1996
   and  $151 of unbilled revenue at  December 31, 1995                                   2,130              1,754

   Other                                                                                    54                 61
   Receivable from ARTRA GROUP Incorporated                                                734              1,046
                                                                                 --------------     --------------
               Total current assets                                                      3,143              3,510
                                                                                 --------------     --------------

Property, plant and equipment                                                              103                 97
Less accumulated depreciation and amortization                                              15                  7
                                                                                 --------------     --------------
                                                                                            88                 90
                                                                                 --------------     --------------

Other assets:
   Excess of cost over net assets acquired,
      net of accumulated amortization of $120 in 1996 and $51 in 1995                    6,817              4,801
   Other                                                                                   170                135
                                                                                 --------------     --------------
                                                                                         6,987              4,936
                                                                                 --------------     --------------
                                                                                       $10,218             $8,536
                                                                                 ==============     ==============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)


                                                                                   March 31,        December 31,
                                                                                      1996               1995
                                                                                 --------------     --------------

                    LIABILITIES
Current liabilities:
   Notes Payable                                                                          $500               $500
   Borrowings under revolving line of credit                                             1,900                 -
   Accounts payable                                                                        188                 75
   Accrued expenses, including $250 due to a related party in 1995                         781                719
   Income Taxes                                                                             66                214
   Liabilities to be assumed by ARTRA GROUP Incorporated
     and net of liabilities of discontinued operations                                   2,964              3,699
                                                                                 --------------     --------------
               Total current liabilities                                                 6,399              5,207
                                                                                 --------------     --------------


Noncurrent liabilities to be assumed by
ARTRA GROUP Incorporated                                                                  -                   541
                                                                                 --------------     --------------

Obligations expected to be settled by the
issuance of common stock                                                                   550                550
                                                                                 --------------     --------------

Commitments and contingencies


SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value; authorized 10,000 shares;
   issued 9,314 shares in 1996 and 9,309 shares in 1995                                     93                 92
Additional paid-in capital                                                               3,076             95,993
Accumulated deficit                                                                       -               (93,847)
Retained earnings, since January 1, 1996                                                   100               -
                                                                                 --------------     --------------
                                                                                         3,269              2,238
                                                                                 --------------     --------------
                                                                                       $10,218             $8,536
                                                                                 ==============     ==============


The accompanying notes are an integral part of the condensed consolidated financial statements.

    COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)


                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                            1996       1995
                                                         ---------   --------

Revenues                                                   $3,265     $   -
                                                         ---------   --------

Costs and expenses:
   Cost of revenues                                         2,452         -
   Selling, general and administrative                        568         83
   Depreciation and amortization                               77         -
                                                         ---------   --------
                                                            3,097         83
                                                         ---------   --------

Operating  Income (loss)                                      168        (83)
                                                         ---------   --------

Other income (expense):
   Interest expense                                            (1)       (57)
   Other income, net                                            3         -
                                                         ---------   --------
                                                                2        (57)
                                                         ---------   --------

Earnings (loss) from continuing operations before
income taxes and extrodinary credit                           170       (140)
Provision for income taxes                                    (70)         -
                                                         ---------   --------
Earnings (loss) from continuing operations                    100       (140)
                                                         ---------   --------

Discontinued Operations
Earnings from operations                                        -       (108)
Income tax provision                                            -         (2)
                                                         ---------   --------
Earnings (loss) from discontinued operations                    -       (110)
                                                         ---------   --------


Earnings (loss)  before extraordinary credit                  100       (250)
Extraordinary credit, net discharge of indebtedness             -      6,657
                                                         ---------   --------
Net earnings (loss)                                          $100     $6,407
                                                         ---------   --------


Earnings (loss) per share:
   Continuing operations                                    $0.01     ($0.04)
   Discontinued operations                                      -     ($0.03)
                                                         ---------   --------
   Earnings (Loss) before extraordinary credit              $0.01     ($0.07)
   Extraordinary credit                                        -        1.79
                                                         ---------   --------
               Net earnings (loss)                          $0.01      $1.72
                                                         =========   ========

Weighted average number of shares of common stock and
   common stock equivalents outstanding                    10,884      3,731
                                                         =========   ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                  (Unaudited in thousands, except share data)




                                                                                                                        Total
                                            Common Stock           Additional                   Retained Earnings,  Shareholders'
                                        ---------------------       Paid-in     Accumulated           Since             Equity
                                          Shares      Dollars       Capital      (Deficit)       January 1, 1996      (Deficit)
                                        ---------    --------      ----------  ------------    ------------------   ------------
Balance at December 31, 1995            9,309,198         $92        $95,993      ($93,847)                              $2,238
   Quasi-Reorganization as of
        January 1, 1996                                             ($93,847)       93,847
   Net earnings                                -           -              -             -               $100                100
   Exercise of stock options                4,500           1             22            -                 -                  23
   Liabilities assumed by ARTRA                -           -             908            -                 -                 908
                                       -----------      ------     ----------     ---------           -------           --------
Balance at March 31, 1996               9,313,698         $93         $3,076            $0              $100             $3,269
                                       ===========      ======     ==========     =========           =======           ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)


                                                   Three Months Ended March 31,
                                                        1996          1995
                                                      ---------     ---------

Net cash flows used by operating activities              ($216)        ($920)
                                                      ---------     ---------

Cash flows from investing activities:
    COMFORCE global direct acquisition costs               (12)           -
    Acquisition of Williams Telecommunications          (2,074)           -
   Officer loans                                           (38)           -
   Payment of liabilites with restricted cash               -            550
   Additions to property, plant and equipment               (6)          (21)
   Retail fixtures                                          -           (338)
                                                      ---------     ---------
Net cash flows (used by)from investing activities       (2,130)          191
                                                      ---------     ---------

Cash flows from financing activities:
   Proceeds from revolving line of credit                1,900           850
   Reduction of long-term debt                              -           (750)
   Other                                                    22            (7)
                                                      ---------     ---------
Net cash flows from financing activities                 1,922            93
                                                      ---------     ---------

Increase (decrease) in cash and cash equivalents          (424)         (636)
Cash and equivalents, beginning of period                  649           783
                                                      =========     =========
Cash and equivalents, end of period                       $225          $147
                                                      =========     =========


Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                           $   1           $36
      Income taxes paid, net                                -              3

Supplemental schedule of noncash investing
   and financing activities:
      Common stock issued as consideration
        for debt restructuring                              -            337
      Net change in ARTRA receivables
        and liabilites                                     909            -



The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of COMFORCE Corporation ("COMFORCE" or the "Company"), formerly The Lori Corporation
("Lori"), are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently operates in one industry segment as a provider of telecommunications and computer technical staffing and consulting services worldwide. In September 1995, the Company adopted a plan to discontinue its fashion costume jewelry business ("Jewelry Business") conducted by its two wholly-owned subsidiaries Lawrence Jewelry Corporation ("Lawrence") and Rosecraft, Inc. ("Rosecraft").

Effective January 1, 1996, the Company effected a quasi-reorganization through the application of $93,847,000 of its $95,993,000 Additional Paid-In-Capital Account to eliminate its Accumulated Deficit. Under generally accepted accounting principles, when a business reaches a turnaround point and profitable operations seem likely, a quasi- reorganization may be appropriate to eliminate the accumulated deficit from past unprofitable operations. The Company's Board decided to effect a quasi-reorganization given that the Company achieved profitability following its entry into the technical staffing business and discontinuation of its unprofitable Jewelry Business. The Company's Accumulated Deficit at December 31, 1995 is related primarily to the discontinued operations and is not, in management's view, reflective of the Company's current financial condition.

At December 31, 1994, ARTRA GROUP Incorporated ("ARTRA"), a public company whose shares are traded on the New York Stock Exchange, owned, through its wholly-owned subsidiary, Fill-Mor Holding, Inc.("Fill-Mor"), approximately 62.9% of the Common Stock and all of the outstanding preferred stock of the Company. At March 31, 1996, ARTRA owned approximately 25% of the Company's Common Stock.

On October 17, 1995 the Company acquired 100% of the capital stock of COMFORCE Global Inc. ("COMFORCE Global"), formerly Spectrum Global Services, Inc., d/b/a YIELD Global, a wholly owned subsidiary of Spectrum Information Technologies, Inc. In connection with the re-focus of the Company's business, the Company changed its name to COMFORCE Corporation. See Note 2.

As discussed in Note 2, On March 3, 1996, the Company acquired all of the assets
of  Williams  Communication  Services,   Inc.  ("  Williams"),   a  provider  of
telecommunications and technical staffing services.

These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the Company's annual report on Form 10-K. Accordingly, the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1995 was derived from the audited consolidated financial statements in the Company's Annual Report on Form 10-K.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

2.       CERTAIN ACQUISITIONS

On October 17, 1995, the Company acquired all of the capital stock of COMFORCE Global, a provider of technical staffing and consulting services in the information technology and telecommunications sectors. The price paid by the Company for the COMFORCE Global stock and related acquisition costs was approximately $6.4 million, net of cash acquired. This consideration consisted of cash to the seller of approximately $5.1 million, fees of approximately $700,000, including a fee of $500,000 to a related party, and 500,000 shares of the Company's Common Stock issued as consideration for various fees and guarantees associated with the transaction. Additionally, in conjunction with the COMFORCE Global acquisition, ARTRA has agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation.

COMFORCE Global provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists with an emphasis on wireless communications capability. The acquisition of COMFORCE Global was accounted for by the purchase method and, accordingly, the assets and liabilities of COMFORCE Global were included in the Company's financial statements at their estimated fair market value at the date of acquisition and COMFORCE Global's operations are included in the Company's statement of operations from the date of acquisition. The excess purchase price over the fair value of COMFORCE Global's net assets acquired (goodwill) of $4,852,000 is being amortized on a straight-line basis over 20 years.

The acquisition of COMFORCE Global was funded principally by private placements of approximately 1,950,000 shares of the Company's Common Stock at $3.00 per share plus detachable warrants to purchase approximately 970,000 shares of the Company's Common Stock at $3.75 per share. The warrants expire five years from the date of issue.

On March 3, 1996, the Company acquired all of the assets of Williams, a regional provider of telecommunications and technical staffing services. The purchase price for the assets of Williams was $2 million with a four year contingent payout based on earnings of Williams. The value of the contingent payouts will not exceed $2 million, for a total purchase price not to exceed $4 million. The acquisition of Williams was accounted for by the purchase method and, accordingly, Williams operations are included in the Company's statement of operations from the date of acquisition. The excess purchase price over the fair value of Williams net assets acquired (goodwill) of $2,000,000 plus related direct costs of the acquisition of $73,000 are being amortized on a straight-line basis over 20 years.

The following unaudited Pro Forma Condensed Consolidated Statements of Operations for the three months ended March 31, 1996 and March 31, 1995, present the Company's results of operations as if the acquisition of COMFORCE Global, Williams, and the related revolving line of credit and private placement of the Company's Common Stock had been consummated as of January 1, 1995.



                          UNAUDITED PRO FORMA CONDENSED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    For the three months ended March 31, 1996
                                 (In thousands)

                                                                                          Pro Forma
                                                        Historical       Williams(A)      Adjustments         Pro Forma
                                                       -------------    -------------    -------------    -------------
Revenues                                                 $    3,265     $         654                        $    3,919
                                                         ----------     -------------                        ----------

Operating costs and expenses:
     Cost of revenues                                         2,452               281                             2,733
     Other operating costs and expenses                         645                38           $ 16 (B)            699
                                                         ----------     -------------    -----------         ----------
                                                              3,097               319             16              3,432
                                                         ----------     -------------    -----------         ----------
Operating earnings (loss)                                       168               335            (16)               487
                                                         ----------     -------------    -----------         ----------

Other income net                                                  3                                                   3
Interest and other non-operating expenses                        (1)                             (45)(C)            (46)
                                                         ----------     -------------    -----------         ----------
                                                                  2                              (45)               (43)
                                                         ----------     -------------    -----------         ----------

Earnings (loss) from continuing operations
     before income taxes                                        170               335            (61)               444
(Provision) credit for income taxes                             (70)             (265)                             (335)
                                                         ----------     -------------    -----------         ----------
Income from continuing operations                        $      100       $        70           $(61)        $      109
                                                         ==========       ===========    ===========         ==========

Income per share from continuing operations              $      .01                                           $     .01
                                                         ==========                                           =========

Weighted average shares outstanding (F)                      10,884                                              10,884
                                                         ==========                                           =========

                          UNAUDITED PRO FORMA CONDENSED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    For the three months ended March 31, 1995
                                 (In thousands)


                                           Lori         COMFORCE                         Pro Forma
                                         Historical     Global (A)        Williams(A)    Adjustments           Pro Forma
                                       --------------  ------------       ----------    ------------         ------------
Revenues                               $               $      2,690       $      654                         $      3,344
                                       --------------  ------------       ----------                         ------------

Operating costs and expenses:
     Cost of Revenues                                         1,975              493                                2,468
     Stock compensation (E)                                                            $      3,425                 3,425
     Other operating costs and
        expenses                                   83           416               63             85    (B)            647
                                       --------------  ------------       ----------   ------------          ------------
                                                   83         2,391              556          3,510                 6,540
                                       --------------  ------------       ----------   ------------          ------------
Operating earnings (loss)                         (83)          299               98         (3,510)               (3,196)
                                       --------------  ------------       ----------   ------------          ------------

Spectrum corporate management
     fees (D)                                                  (268)                                                 (268)
Interest and other non-operating
     expenses                                     (57)                                         (105)   (C)           (162)
                                       --------------  ------------       ----------   ------------          ------------
                                                  (57)         (268)                           (105)                 (430)
                                       --------------  ------------       ----------   ------------          ------------

Earnings (loss) from continuing
     operations before income taxes              (140)           31               98         (3,615)               (3,626)
(Provision) credit for income taxes                (2)          (17)             (76)                                 (95)
                                       --------------  ------------       ----------   ------------          ------------

Income (loss) from continuing
     operations                        $         (142) $         14     $         22   $     (3,615)         $     (3,721)
                                       ==============  ============      ===========   ============          ============
Loss per share from continuing
     operations                        $         (.03)                                                       $       (.42)
                                       ==============                                                        ============
Weighted average shares
     outstanding (F)                            4,596                                                               8,953
                                       ==============                                                        ============

Pro forma adjustments to the unaudited condensed consolidated statement of operations:

         A. The pro forma data presented for COMFORCE Global's and Williams' operations is for the periods prior to their acquisitions on October 17, 1995 and on March 3, 1996, respectively. The period presented for COMFORCE Global is January 1, 1995 through March 31, 1995. The periods presented for Williams are January 1, 1996 through March 3, 1996 and January 1, 1995 through March 31, 1995.

         B. Amortization of goodwill arising from the COMFORCE Global acquisition is for the three months ended March 31, 1995, and for the Williams acquisition is for the three months ended March 31, 1995 and the two months from January 1, 1996 to February 29, 1996.

         C. Reverse interest expense on notes and other liabilities to be assumed by ARTRA net of interest expense incurred for the purchase of Williams for the three months ended pro forma March 31, 1995 and interest expense incurred for the purchase of Williams for the two months from January 1, 1996 to February 29, 1996.

         D. Corporate management fees from COMFORCE Global's former parent, Spectrum Information Technologies, Inc. The amount of these management fees may not be representative of costs incurred by COMFORCE Global on a stand alone basis.

         E. Represents a non-recurring compensation charge related to the issuance of the 35% Common Stock interest in the Company pursuant to employment or consulting agreements with certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing services business.

         F. Pro forma weighted average shares outstanding includes shares of the Company's Common Stock issued in the private placement that funded the COMFORCE Global transaction, shares issued for fees and costs associated with the COMFORCE Global acquisition and shares issued certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing services business.


3.       NOTES PAYABLE

Notes payable and long-term debt (in thousands) consists of:

                                                                             March 31,      December 31,
                                                                                1996             1995
                                                                              -------          -------

   Notes payable
       Amounts due to a former related party,
       interest at the prime rate plus 1%                                     $    --          $   750

       Other, interest at 15%                                                   1,386            1,736

       Note payable to a bank under a revolving  line of credit,  due in
       March 1997,  with  interest  payable  monthly at the bank's prime rate plus a varying  percentage not to exceed 1% based on certain financial criteria. At March 31 the
       Company was paying prime (8.25%) plus 1%.                                1,900               --

   Accounts Receivable credit facility, discontinued operations                   396            1,535

   Less:
       Liabilities to be assumed by ARTRA (see Note 7)                         (1,282)          (3,521)
                                                                              -------          -------
                                                                              $ 2,400          $   500
                                                                              =======          =======

The revolving line of credit agreement allowing for borrowings up to a maximum of $2,250,000 replaces the $800,000 revolving line of credit which was in place at December 31, 1995. Borrowings against the line can not exceed 80% of acceptable receivables as defined. The note is collateralized by accounts receivable and other assets of COMFORCE Global and guaranteed by COMFORCE. The fair value of the Company's notes payable is estimated based on the quoted market prices of the same or similar issues or on the current rates offered to the Company for notes of the same remaining maturity.


Discontinued Operations - Notes Payable Assumed By ARTRA

ARTRA, Fill-Mor, Lori and Lori's fashion costume jewelry subsidiaries entered into an agreement with Lori's bank lender to settle obligations due the bank. As partial consideration for the debt settlement agreement the bank received a $750,000 Lori note payable due March 31, 1995.

The $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori of $6,657,000 in 1995. The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a former director of the Company. The loan provided for interest at the prime rate plus 1%. As consideration for assisting with the debt restructuring, the former director received 150,000 shares of the Company's Common Stock valued at $337,500 ($2.25 per share) based upon the closing market value on March 30, 1995. The principal amount of the loan was reduced $750,000 at July 31, 1995. The remaining loan principle was not repaid on its scheduled maturity date of July 31, 1995. Per terms of the loan agreement, the former director received an additional 50,000 of the Company's Common Stock as compensation for the non-payment of the loan at its originally scheduled maturity. At December 31, 1995, the $750,000 note was classified in the Company's consolidated balance sheet as liabilities to be assumed by ARTRA. The loan was paid in full in March 1996 by ARTRA pursuant to the requirements of the Assumption Agreement dated October 17, 1996 between ARTRA and the Company (the "Assumption Agreement"). See Note 7.

During the second and third quarters of 1995, Lori entered into a series of agreements with certain unaffiliated lenders that provided for short-term loans with interest at 15%. As additional compensation, certain lenders received an aggregate of 91,176 shares of the Company's Common Stock and certain lenders received warrants to purchase an aggregate of 195,000 shares of the Company's Common Stock at prices ranging from $2.00 per share to $2.50 per share, the fair market value at the dates of grant. The warrants expire five years from the date of issue. The proceeds from these loans were used to fund the September $500,000 down payment on the COMFORCE Global acquisition, with the remainder used to fund working capital requirements of the Company's discontinued Jewelry Business. At March 31, 1996 and December 31, 1995, short-term loans with an aggregate principal balance of $886,000 and $1,236,000 respectively were classified in the Company's consolidated balance sheet as liabilities to be assumed by ARTRA.

In August, 1995 Lori obtained a credit facility for the factoring of the accounts receivable of its discontinued Jewelry Business. The credit facility provides for advances of 80% of receivables assigned, less allowances for markdowns and other merchandise credits. The factoring charge, a minimum of 1.75% of the receivables assigned, increases on a sliding scale if the receivables assigned are not collected within 45 days. Borrowings under the credit facility are collateralized by the accounts receivable, inventory and equipment of Lori's discontinued fashion costume jewelry subsidiaries and guaranteed by Lori. At March 31, 1996 and December 31, 1995, outstanding borrowings under this credit facility of $1,535,000, along with other net liabilities of the discontinued Jewelry Business, were classified in the Company's consolidated balance sheet as liabilities to be assumed by ARTRA and net liabilities of the discontinued Jewelry Business.

4.       EQUITY

In March 1996, 4,500 stock options were exercised at an average price of $5 per share. No other shares were issued during the first quarter of 1996.


5.       EARNINGS PER SHARE

Earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of shares of Common Stock and Common Stock equivalents (stock options and warrants), unless anti-dilutive, outstanding during each period. Fully diluted earnings per share are not presented since the result is equivalent to primary earnings per share.

6.       INCOME TAXES

The 1995 extraordinary credit represents a net gain from discharge of bank indebtedness related to the discontinued Jewelry Business. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credit due to the utilization of tax loss carryforwards. In 1995, the Company issued a significant number of shares of its Common Stock in conjunction with the COMFORCE Global acquisition and certain related transactions. Accordingly, the Company is currently subject to significant limitations regarding the utilization of its Federal income tax loss carryforwards.

7. LIABILITIES TO BE ASSUMED BY ARTRA GROUP INCORPORATED AND NET LIABILITIES OF DISCONTINUED OPERATIONS

In conjunction with the COMFORCE Global acquisition (see Note 2), ARTRA has agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Additionally, ARTRA agreed to assume all of the assets and liabilities of the Company's discontinued Jewelry Business. In April 1996, ARTRA sold the business and certain assets of the Jewelry Business.

At March 31, 1996 and December 31, 1995 liabilities to be assumed by ARTRA and net liabilities of the discontinued Jewelry Business (in thousands) consist of:

                                                    March 31       December 31
Current:                                              1996             1995
                                                    --------         --------
     Liabilities to be assumed by ARTRA
           Notes payable                                $886           $1,986
           Court ordered payments                      1,531              990
           Accrued expenses                              371              349
                                                    --------          -------
                                                       2,788            3,325
     Net liabilities of  the discontinued
           Jewelry Business                              176              374
                                                     -------          -------
                                                     $ 2,964          $ 3,699
                                                     =======          =======

     Noncurrent:
           Liabilities to be assumed by ARTRA
             Court ordered payments                  $   -            $   541
                                                     =======          =======


As noted in the table above, as of March 31,1996, remaining pre-existing Lori liabilities assumed by ARTRA are $2,964,000. Subsequent to March 31, 1996, ARTRA made payments of $280,000 to reduce pre-existing Lori liabilities. Such payments have been included in the Company's consolidated financial statements at March 31, 1996 as amounts receivable from ARTRA and as additional paid-in capital. To the extent ARTRA makes subsequent payments, they will be recorded as additional paid-in capital.

At December 31, 1995, liabilities to be assumed by ARTRA included $1,531,000 of court ordered payments arising from the May 3, 1993 reorganization of Lori's New Dimensions, Inc. subsidiary. As of May 8, 1996, the $541,000 installment payment due December 31, 1995 has not been paid.

8.       LITIGATION

In conjunction with the COMFORCE Global acquisition (see Notes 2 and 7), ARTRA has agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation.

The Company has been notified by the United States Environmental Protection Agency that it is a potentially responsible party for the disposal of hazardous substances by its predecessor company at a site on Ninth Avenue in Gary, Indiana. The Company has no records indicating that it deposited hazardous substances at this site and intends to vigorously defend itself in this matter.

The Company and its subsidiaries are parties in various business related litigation which, in the opinion of management, will not have a material adverse effect on the Company's financial position and results of operations.

9.       RELATED PARTY TRANSACTIONS

The Company made a loan of $326,000 in the aggregate to Michael Ferrentino, the President and a Director of the Company, Christopher P. Franco, an Executive Vice President of the Company, Kevin W. Kiernan, a Vice President of the Company, and James L. Paterek, a consultant to the Company, to cover their tax liabilities resulting from the issuance of the Company's Common Stock to them as inducement to join the Company. Of this amount, $55,000 was advanced in 1995, $38,000 was advanced in February 1996 and $233,000 was advanced in April 1996.

Yield Industries, Inc., a corporation wholly-owned by Messrs. Paterek and Ferrentino, earned a delivery fee of $500,000 in connection with the Company's acquisition of COMFORCE Global, $250,000 of which was paid in 1995, the balance of which was paid in January 1996.

10.      SUBSEQUENT EVENTS

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

On May 10, 1996, the Company purchased all of the stock of Project Staffing Support Team, Inc. and substantially all of the assets of RRA, Inc. and Datatech Technical Services, Inc. (collectively, "RRA") for an aggregate purchase price of $5,000,000 plus contingent income payments payable over three years in an aggregate amount not to exceed $750,000. RRA is in the business of providing contract employees to other businesses. The corporate headquarters for the companies are located in Tempe, Arizona. The acquisition of RRA enables the Compay, through its COMFORCE Technical Services, Inc. subsidiary, to provide specialists for supplemental staffing assignments as well as outsourcing and vendor-on-premises programs, primarily in the electronics, avionics, telecommunications and information technology business sectors.

In April 1996, in connection with the financing of the RRA acquisition, the Company sold 8,871 shares of a new series of Preferred Stock designated the Series E Convertible Preferred Stock ("Series E Preferred Stock") at a selling price of $550 per share for 8,470 shares and $750 per share for 401 shares. Each share of Series E Preferred Stock will be automatically converted into 100 shares of Common Stock on the date the Company's Certificate of Incorporation is amended so that the Corporation has a sufficient number of authorized and unissued shares of Common Stock to effect the conversion, and any accrued and unpaid dividends have been paid in full (as has been proposed for consideration of the stockholders at the scheduled June 27, 1996 annual meeting). Holders of shares of Series E Preferred Stock are entitled to dividends equal to those declared on the Common Stock, or, if no dividends are declared on the Common Stock, nominal cumulative dividends payable only if the Series E Stock fails to be converted into Common Stock by September 1, 1996.

In May 1996, the Company commenced a private placement of up to 15,000 authorized shares of a new series of Preferred Stock designated the Series D Senior Convertible Preferred Stock ("Series D Preferred Stock"). As of May 10, 1996, 3,042 shares had been sold for $1,000 per share. The holder of each share of Series D Preferred Stock will have the right to convert such share into 83.33 fully paid and nonassessable shares of Common Stock at any time subsequent to the date the Company's Certificate of Incorporation is amended so that the Corporation has a sufficient number of authorized and unissued shares of Common Stock to effect the conversion. If at any time after the first anniversary of the date of first issuance of the Series D Stock, the Common Stock of the Company has a closing sale price of at least $20 per share for a period of twenty consecutive trading days, the Company may convert all shares of the Series D Preferred Stock then outstanding into shares of Common Stock at $12 per share, without prior notice to the Stockholder. All shares of Series D outstanding on the fifth anniversary of the date of first issuance of the Series D Stock will automatically be converted into shares of Common Stock based on the conversion price of $12 per share. Holders of shares of Series D Preferred Stock are entitled to cumulative dividends of 6% per annum, payable quarterly in cash on the first day of February, May, August and November in each year. For the purposes of conversion, to the extent that the Company does not pay any accrued and unpaid dividends within fifteen days of the conversion with respect to those shares, such amount shall be added to the conversion value for those shares. Except as otherwise provided by law, the holders of Series D Preferred Stock will not be entitled to vote.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion supplements the information found in the condensed consolidated financial statements and related notes.

Change in Business

From  1985  until  September  1995,  COMFORCE  Corporation  ("COMFORCE"  or  the
"Company"), under the name The Lori Corporation ("Lori"), designed and distributed fashion costume jewelry business ("Jewelry Business"). Due to continuing losses in the Jewelry Business and the erosion of the markets for its products, Lori determined to seek to enter into another line of business. In June 1995, Lori contracted with current management to direct its entry into the technical staffing business. On October 17, 1995, the Company acquired all of the capital stock of COMFORCE Global Inc. ("COMFORCE Global"), formerly Spectrum Global Services, Inc., d/b/a YIELD Global, a wholly owned subsidiary of Spectrum Information Technologies, Inc., a provider of technical staffing and consulting services in the information technology and telecommunications sectors. Accordingly, on October 17, 1995, the Company became a provider of technical staffing and consulting services. In connection with its new business direction, the Company changed its name to COMFORCE Corporation. Effective September 30, 1995, the Company adopted a plan to discontinue the Jewelry Business.

The price paid by the Company for the COMFORCE Global stock and related acquisition costs was approximately $6.4 million, net of cash acquired. This consideration consisted of cash to the seller of approximately $5.1 million, fees of approximately $700,000, including a fee of $500,000 to a related party, and 500,000 shares of the Company's Common Stock issued as consideration for various fees and guarantees associated with the transaction.

In order to facilitate the COMFORCE Global acquisition, ARTRA GROUP Incorporated ("ARTRA") agreed to exchange all of the Series C Preferred Stock of the Company then held by it (9,701 shares, which constituted all of the issued and outstanding Preferred Stock of the Company) for 100,000 shares of the Company's Common Stock. The liquidation value of the Series C Preferred Stock was $19.5 million in the aggregate. In addition, the Company and ARTRA entered into an Assumption Agreement effective as of October 17, 1995. Under the Assumption Agreement, ARTRA agreed to pay and discharge substantially all of the then existing liabilities and obligations of the Company, including indebtedness, corporate guarantees, accounts payable and environmental liabilities. ARTRA also agreed to assume responsibility for all liabilities of the Jewelry Business from and after the effective date of the Assumption Agreement, and is entitled to receive the net proceeds, if any, from the sale thereof. On April 12, 1996, ARTRA sold the business and certain of the assets related to the Company's discontinued Jewelry Business, and, accordingly, will be entitled to the net proceeds, if any, from this disposition after the satisfaction of its creditors.

In October and November 1995, in order to fund the acquisition of COMFORCE Global and meet certain working capital requirements, the Company sold 1,946,667 shares of its Common Stock in a private offering in units consisting of one share of Common Stock with a detachable warrant to purchase one-half share of Common Stock (973,333 shares in the aggregate) for a selling price of $3.00 per unit. The gross proceeds from the offering were $5,840,000. The warrants have an exercise price of $3.375 per share and are exercisable for a period of five years from the date of grant commencing June 1, 1996 (except for certain warrants which were subsequently amended to provide for immediate exercise).

The acquisition of COMFORCE Global was accounted for by the purchase method and, accordingly, the assets and liabilities of COMFORCE Global were included in the Company's financial statements at their estimated fair market value at the date of acquisition.

In March 1996, the Company acquired all of the assets of Williams Communication Services, Inc. (" Williams"), a provider of telecommunications and technical staffing. The purchase price for the assets of Williams was $2 million with a four year contingent payout based on earnings of Williams. The value of the contingent payouts will not exceed $2 million, for a total purchase price not to exceed $4 million. The acquisition was funded by a revolving line of credit with Chase Manhattan Bank.

In April 1996, the Company also entered into a letter of intent to acquire the business of Overall Distribution, Inc. ("ODI"), a privately held provider of telecommunications and technical staffing services.

On May 10, 1996, the Company purchased all of the stock of Project Staffing Support Team, Inc. and substantially all of the assets of RRA, Inc. and Datatech Technical Services, Inc. (collectively, "RRA") for an aggregate purchase price of $5,000,000 plus contingent income payments payable over three years in an aggregate amount not to exceed $750,000. RRA, is in the business of providing contract employees to other businesses. The headquarter offices for the companies are located in Tempe, Arizona.

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

The Company established its technical services platform with the acquisition of RRA, and is actively seeking an acquisition of a platform company servicing the information technology market sector. The Company's COMFORCE Technical Services, Inc. subsidiary will provide specialists for supplemental staffing assignments as well as outsourcing and vendor-on-premises programs, primarily in the electronics, avionics, telecommunications and information technology business sectors.

The Company has identified the area of skilled technical contract labor and consulting for the telecommunications and information technology sectors as a high growth, profitable market niche that could benefit from new opportunities in the wireless telephone industry and growth in networked information systems and the "information superhighway." The Company believes that it is well positioned to capitalize on the anticipated continued growth in the telecommunications and information technology and technical sectors due to its size, geographic breadth and industry expertise in providing a wide range of staffing services. The Company will seek to grow significantly through strategic acquisitions, the opening of offices in new and existing markets and aggressive recruiting, training, and marketing of industry specialists with a wide range of technical expertise.

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

Unfavorable economic conditions generally or in the telecommunications, computing or technical services business sectors could cause potential users of such services to decide to cancel or postpone capital expansion, research and development or other projects which require the engagement of temporary technical staff workers or the use of consulting and other technical expertise offered by the Company.

The Company's ability to expand through acquisitions is dependent on its ability to identify attractive acquisition opportunities and to finance such acquisitions, and no assurance can be given that it will be successful in doing so. Heightened competition in the staffing industry by existing or new competitors could make such acquisitions uneconomic or otherwise more difficult or costly. Unless the Company's operations are considered to be successful by bank or other institutional lenders or investors, it will be difficult for the Company to finance its expansion through acquisitions.

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

Under the Assumption Agreement entered into between the parties in October 1995, ARTRA agreed to pay and discharge substantially all of the then existing liabilities and obligations of the Company, including indebtedness, corporate guarantees, accounts payable and environmental liabilities. No assurance can, however, be given that ARTRA will be financially capable of satisfying its obligations under the Assumption Agreement, in which case the Company may be required to satisfy such obligations.

Results of Operations

On October 17, 1995, the Company completed the acquisition of all of the capital stock of COMFORCE Global, a provider of technical staffing and consulting services in the information technology and telecommunications sectors. Due to a pattern of reduced sales volume resulting in continuing operating losses, in September 1995, the Company adopted a plan to discontinue its Jewelry Business. The Company's condensed consolidated financial statements have been reclassified to report separately results of operations of the discontinued Jewelry Business. Therefore, a comparison of the Company's consolidated results of operations for the quarters ended March 31, 1996 and March 31, 1995 is not meaningful. See "Discontinued Jewelry Business" for a discussion of the discontinued operations.

Pro forma March 31, 1996 vs. Pro forma March 31, 1995

Set forth below is a discussion of the Company's pro forma results of continuing operations for the three months ended March 31, 1996 and March 31, 1995. The Company's pro forma results of continuing operations for the three months ended

March 31, 1996 and March 31, 1995 are presented in Note 2 to the financial statements of this report as if the acquisitions of COMFORCE Global and Williams had been consummated as of January 1, 1995.

Pro forma revenues of $3,919,000 for the three months ended March 31, 1996 were $575,000, or 8% higher than pro forma revenues for the three months ended March 31, 1995. The increase in 1996 pro forma revenues is attributable to the overall growth and expansion of COMFORCE Global's telecommunications and computer staffing business as well as the acquisition of Williams. Pro forma cost of revenues of the three months ended March 31, 1996 was 70% of pro forma revenues compared to pro forma cost of revenues of 73% for the three months ended March 31, 1995. The 1996 pro forma cost of revenues increase is principally attributable to increase in sales volume as noted above. The 1996 pro forma cost of revenues percentage decrease of 2.6% is primarily attributable to higher margins of new business.

Pro forma operating expenses for the three months ended March 31, 1996 decreased $3,108,000 as compared to pro forma operating expenses for the three months ended March 31, 1995. The 1996 decrease in pro forma operating expenses is principally attributable to a compensation charge of $3,425,000 related to the issuance of a 35% interest in the Company as additional compensation for certain individuals to enter into employment or consulting services agreements to manage the Company's entry into and development of the telecommunications and computer technical staffing services business.

Pro forma operating income for the three months ended March 31, 1996 was $487,000 as compared to pro forma operating loss of $3,196,000 for the three months ended March 31, 1995 is principally attributable to a compensation charge of $3,425,000 related to the issuance of a 35% interest in the Company as additional compensation for certain individuals to enter into employment or consulting services agreements to manage the Company's entry into and development of the telecommunications and computer technical staffing services business.

Corporate management fees from COMFORCE Global's former parent, Spectrum Information Technologies, Inc., reflect an allocation of corporate overhead; however, such charges will no longer continue as a result of COMFORCE Global's acquisition by the Company in October 1995. In the opinion of management, the amount of these fees is not representative of costs incurred by COMFORCE Global on a stand-alone basis.

Pro forma other expense, principally interest, net of other income for the three months ended March 31, 1996, decreased $119,000, principally due to the discharge of indebtedness of Lori and its Jewelry Business.

Liquidity and Capital Resources

Management believes that the Company will generate cash flow from operations which, together with the proceeds from the exercise of certain warrants in April 1996 and the sale of shares of two new series of Preferred Stock, will be sufficient to fund its telecommunications and computer technical staffing services business for the remainder of 1996; however, the Company does not expect to have sufficient liquidity or capital resources to fund its planned expansion through acquisitions and other means. The Company intends to seek debt and/or equity financing to fund such planned expansion. See "--Change in Business" and "--1996 Plan of Operations" for a description of the Company's current and proposed plans of expansion.

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

In April 1996, in connection with financing the RRA acquisition, the Company sold 8,871 shares of a new series of Preferred Stock designated the Series E Convertible Preferred Stock ("Series E Preferred Stock") at a selling price of $550 per share for 8,470 shares and $750 per share for 401 shares, or $4,959,250 in the aggregate. See Note 10 to the condensed consolidated financial statements for a description of the terms of the Series E Preferred Stock.

In May 1996, the Company commenced a private placement of up to 15,000 authorized shares of a new series of Preferred Stock designated the Series D Senior Convertible Preferred Stock ("Series D Preferred Stock"). As of May 10, 1996, 3,042 shares had been sold for $1,000 per share, or $3,042,000 in the aggregate. See Note 10 to the condensed consolidated financial statements for a description of the terms of the Series D Preferred Stock.

Cash and cash equivalents decreased $424,000 during the three months ended March 31, 1996. Cash flows used by operating activities of $216,000 and cash flows used by investing activities of $2,130,000 exceeded cash flows from financing activities of $1,922,000. Cash flows used by operating activities were principally attributable to the temporary need to fund Williams accounts receivable and their carrying costs due to the purchase of Williams in March 1996. Cash flows used in investing activities are principally related to the purchase of Williams for $2,000,000 plus directly related costs of $73,000 as well as loans made to certain officers of the Company pursuant to their employment agreements in the amount of $38,000. Cash flows from financing activities were attributable to borrowings under the revolving line of credit of $1,900,000 and the exercise of stock options in the amount of $22,000.

During the three months ended March 31, 1996, the Company's working capital deficiency increased by $1,559,000. The increase in working capital deficiency is principally attributable to the Company's acquisition of Williams, which was funded mainly by a revolving line of credit payable in March 1997.

Discontinued Jewelry Business

In conjunction with the COMFORCE Global acquisition, the Company and ARTRA entered into the Assumption Agreement as of October 17, 1995. Under the Assumption Agreement, ARTRA agreed to pay and discharge substantially all of the then existing liabilities and obligations of the Company, including indebtedness, corporate guarantees, accounts payable and environmental liabilities. ARTRA also agreed to assume responsibility for all liabilities of the Jewelry Business from and after October 17, 1995, and is entitled to receive the net proceeds, if any, from the sale thereof. On April 12, 1996, ARTRA sold the business and certain of the assets of the Company's Lawrence Jewelry Corporation subsidiary, and, accordingly, will be entitled to the net proceeds, if any, from this disposition after the satisfaction of its creditors.

At March 31, 1995 and at December 31, 1994, Lori's business plan had anticipated that the restructuring of its debt, along with a consolidation and restructuring of its Jewelry Business, would permit it to obtain a sufficient level of borrowings to fund its capital requirements in 1995 and beyond. However, due to the continued losses from operations and its inability to obtain conventional bank financing, management of Lori determined in September 1995 to discontinue the Jewelry Business. The Company recorded a provision of $1 million for the estimated costs to complete the disposal of this business, having earlier recorded a charge against operations of $12.9 million to write-off the goodwill of the Jewelry Business at June 30, 1995. In the fourth quarter of 1995, the Company revised its estimate and provided an additional $600,000 to complete the disposition of the Jewelry Business.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

11.1     Computation of Earnings (Loss) Per Share


(b)      Reports on Form 8-K.

         On January 11, 1996, the Company filed a Current Report on Form 8-K to report that the Company had entered into letters of intent to acquire RRA and Williams.

         On February 6, 1996, the Company filed an Amendment to Current Report on 8-K/A (amending its Current Report on Form 8-K filed October 31,
         1995) to include the historical financial statements for, and the pro forma financial statements to reflect the acquisition of, COMFORCE Global, as required by the Commission's rules.

         On March 13, 1996, the Company filed a Current Report on Form 8-K to report the consummation of the Williams acquisition and the Company's obtaining certain revolving credit financing with The Chase Manhattan Bank, N.A.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                     COMFORCE CORPORATION


                                     By:/s/Andrew C. Reiben
                                        __________________________________
                                           Andrew C. Reiben
                                           Chief Financial Officer

   Dated: May 15, 1996