Form 10-Q/A
period 1996-03-31
COMFORCE CORP
filed 1996-05-16
CIK 6814

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

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

(a)  Exhibits.

3.1       Designation of Rights and Preferences of Series D Preferred Stock.

3.2       Designation of Rights and Preferences of Series E Preferred Stock.

10.1 Stock Purchase Agreement dated May 13, 1996 among the Company, COMFORCE Technical Services, Inc., Project Staffing Support Team, Inc., Raphael Rashkin and Stanley Rashkin.

10.2 Asset Purchase Agreement dated May 13, 1996 among the Company, COMFORCE Technical Services, Inc., DataTech Technical Services, Inc., Raphael Rashkin and Stanley Rashkin.

10.3 Asset Purchase Agreement dated May 13, 1996 among the Company, COMFORCE Technical Services, Inc., RRA, Inc., Raphael Rashkin and Stanley Rashkin.

10.4 Letter Agreement dated May 6, 1996 amending Asset Purchase Agreement dated May 13, 1996 among the Company, COMFORCE Technical Services, Inc., RRA, Inc., Raphael Rashkin and Stanley Rashkin.

10.5 Letter Agreement dated April 19, 1996 among CTS Acquisition Co. I, COMFORCE Technical Services, Inc., Project Staffing Support Team, Inc. and RRA, Inc.

10.6 Purchase Agreement among COMFORCE Global, Williams and Bruce Anderson (filed as an exhibit to the Company's Current Report on Form 8-K dated March 13, 1996 and incorporated herein by reference).

10.7 Loan Agreement among COMFORCE Global and The Chase Manhattan Bank, N.A. (filed as an exhibit to the Company's Current Report on Form 8-K dated March 13, 1996 and incorporated herein by reference).

11.1 Computation of Earnings (Loss) Per Share and Equivalent Share of Common Stock.

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



                                               COMFORCE CORPORATION


                                               By: /s/ Andrew Reiben
                                                  -------------------------
                                                       Andrew Reiben,
                                                   Chief Financial Officer

         Dated: May 16, 1996