Form 10-Q
period 1996-06-30
COMFORCE CORP
filed 1996-08-15
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                                    Yes X   No
                                       ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                           Outstanding at July 30, 1996
    ------------------------------            -------------------------------
     Common stock, $.01 par value                        9,632,032

                              COMFORCE CORPORATION


                                      INDEX




PART I         FINANCIAL INFORMATION
  Item 1.      Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets
                   June 30, 1996 and December 31, 1995

               Condensed Consolidated Statements of Operations
                   for the three and six Months ended
                   June 30, 1996 and June 30, 1995

               Condensed Consolidated Statement of Changes in Shareholders'
                   Equity (Deficit) for the six Months ended June 30, 1996

               Condensed Consolidated Statements of Cash Flows
                   for the six Months ended June 30, 1996 and June 30, 1995

               Notes to Condensed Consolidated Financial Statements

  Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations



PART II        OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K



SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)

                                                                                 June 30,     December 31,
                                                                                   1996           1995
                                                                                ----------     ----------
                             ASSETS
Current assets:
   Cash and equivalents                                                            $2,228           $649
   Restricted cash and equivalents                                                     50             -
   Receivables including  $487 unbilled revenue at June 30, 1996
   and  $151 of unbilled revenue at  December 31, 1995                              6,709          1,754
   Prepaid expenses                                                                   119             -
   Officer loans                                                                      331             -
   Other                                                                              218             61
   Receivable from ARTRA GROUP Incorporated                                            -           1,046
                                                                                ----------     ----------
               Total current assets                                                 9,655          3,510
                                                                                ----------     ----------

Property, plant and equipment                                                         420             97
Less accumulated depreciation and amortization                                         68              7
                                                                                ----------     ----------
                                                                                      352             90
                                                                                ----------     ----------

Other assets:
   Excess of cost over net assets acquired,
      net of accumulated amortization of $251 in 1996 and $51 in 1995              12,051          4,801
   Other                                                                               66            135
                                                                                ----------     ----------
                                                                                   12,117          4,936
                                                                                ----------     ----------
                                                                                  $22,124         $8,536
                                                                                ==========     ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)

                                                                                 June 30,     December 31,
                                                                                   1996           1995
                                                                                ----------     ----------
                              LIABILITIES

Current liabilities:
   Notes payable                                                                      $-            $500
   Borrowings under revolving line of credit                                        1,500             -
   Accounts payable                                                                   566             75
   Accrued expenses, including $250 due to a related party in 1995                  1,145            719
   Income taxes                                                                       265            214
   Liabilities to be assumed by ARTRA GROUP Incorporated
   and net of liabilities of discontinued operations                                1,794          3,699
                                                                                ----------     ----------
               Total current liabilities                                            5,270          5,207
                                                                                ----------     ----------


Noncurrent liabilities to be assumed by
ARTRA GROUP Incorporated                                                                -            541
                                                                                ----------     ----------

Obligations expected to be settled by the
issuance of common stock                                                              550            550
                                                                                ----------     ----------

Commitments and contingencies


                 SHAREHOLDERS' EQUITY (DEFICIT)

Series  E  convertible  preferred  stock, $.01  par  value;   10
authorized 9 issued and outstanding, liquidation
Value of  $100 per share ($887,100)                                                     1             -
6%, Series D senior convertible preferred stock, $.01 par value;
15 authorized 7 issued and outstanding, liquidation Value of
$1,000 per share($7,002,000)                                                            1             -
Common stock, $.01 par value; authorized 10,000 shares;
   issued 9,632 shares in 1996 and 9,309 shares in 1995                                96             92
Additional paid-in capital                                                         15,754         95,993
Accumulated deficit                                                                    -         (93,847)
Retained earnings since January 1, 1996                                               452             -
                                                                                ----------     ----------
                                                                                   16,304          2,238
                                                                                ----------     ----------
                                                                                  $22,124         $8,536
                                                                                ==========     ==========



The accompanying  notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                               Three Months            Six Months
                                                              Ended June 30,          Ended June 30,
                                                           -------------------     --------------------
                                                              1996        1995        1996        1995
                                                           --------    --------    --------    --------
Net sales                                                  $  9,893    $   --      $ 13,158    $   --
                                                           --------    --------    --------    --------

Costs and expenses:
   Cost of goods sold                                         8,424        --        11,002        --
   Selling, general and administrative                          731         144       1,173         227
   Depreciation and amortization                                151        --           228        --
                                                           --------    --------    --------    --------
                                                              9,306         144      12,403         227
                                                           --------    --------    --------    --------

Operating income (loss)                                         587        (144)        755        (227)
                                                           --------    --------    --------    --------

Other income (expense):
   Interest expense                                             (50)        (74)        (51)       (131)
   Other income, net                                             13          26          16          26
                                                           --------    --------    --------    --------
                                                                (37)        (48)        (35)       (105)
                                                           --------    --------    --------    --------

Earnings (loss) from continuing operations
   before income taxes                                          550        (192)        720        (332)
Provision for income taxes                                     (198)       --          (268)       --
                                                           --------    --------    --------    --------
Earnnings (loss) from continuing operations                     352        (192)        452        (332)
                                                           --------    --------    --------    --------
Discontinued operations
Earnings from operations                                       --       (14,679)       --       (14,787)
Provision for income taxes                                     --            (1)       --            (3)
                                                           --------    --------    --------    --------

Loss from discontinued operations                              --       (14,680)       --       (14,790)
                                                           --------    --------    --------    --------

Earnings(loss) before extraordinary credit                      352     (14,872)        452     (15,122)
Extraordinary credit,
    net discharge of indebtedness                              --          --          --         6,657
                                                           --------    --------    --------    --------
Net earnings (loss)                                        $    352    ($14,872)   $    452    ($ 8,465)
                                                           ========    ========    ========    ========

Earnings (loss) per share:
 Earnings (loss) from continuing operations                $   0.03    ($  0.06)   $   0.03    ($  0.10)
loss from discontinued operations                              --         (4.50)       --         (4.54)
                                                           --------    --------    --------    --------
Earnings (loss) before extodinary credit                       0.03       (4.56)       0.03       (4.64)
Extrodinary credit                                             --          --          --          2.04
                                                           --------    --------    --------    --------
     Net earnings (loss)                                   $   0.03    ($  4.56)   $   0.03    ($  2.60)
                                                           ========    ========    ========    ========

Weighted average number of shares of common stock
   and common stock equivalents outstanding                  13,921       3,163      13,819       3,257
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

                                                                                                            Retained
                                                      Series E          Series D                            Earnings       Total
                                  Common Stock     Prefered Stock    Prefered Stock  Additional              Since     Shareholders'
                                ----------------  ----------------- ---------------   Paid-in  Accumulated  January 1,     Equity
                                 Shares  Dollars   Shares  Dollars  Shares  Dollars   Capital   (Deficit)     1996       (Deficit)
                                -------  -------  -------  -------  ------- -------  --------  -----------  ---------    ---------
Balance at December 31, 1995    9,309,198   $92         -       -        -        -   $95,993    ($93,847)                $2,238
 Quasi -Reorganization
  as of January 1, 1996                -     -          -       -        -        -  ($93,847)    $93,847
 Net earnings                          -     -          -       -        -        -        -           -         $452        452
 Exercise of stock options          4,500     1         -       -        -        -        22          -           -          23
 Exercise of stock warrants       318,334     3         -       -        -        -       999          -           -       1,002
 Issuance of Series E
  convertible prefered stock           -     -       8,871       1       -        -     4,635          -           -       4,636
 Issuance of Series D senior
  convertible preferred stock          -     -          -       -     7,002       1     6,415          -           -       6,416
 Liabilities assumed by ARTRA          -     -          -       -        -        -     1,537          -           -       1,537
                                --------   ----   -------    -----   ------ -------  --------    --------   ---------    -------

Balance at June 30, 1996        9,632,032   $96      8,871      $1    7,002      $1   $15,754          $0        $452    $16,304
                                =========  ====   ========    ====   ====== =======  ========    ========   =========    =======

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)


                                                                         Six Months Ended
                                                                             June 30,
                                                                       --------------------
                                                                         1996        1995
                                                                       --------    --------
Net cash flows used by operating activities                            ($ 3,318)   ($ 1,377)
                                                                       --------    --------
Cash flows from investing activities:
   COMFORCE Global and Williams direct acquisition costs                    (31)       --
   Acquisition of Williams Telecommunications                            (2,074)       --
   Acquisition of RRA                                                    (5,345)       --
   Officer loans                                                           (331)       --
   Payment of liabilites with restricted cash                              --           550
   Additions to property, plant and equipment                              (323)        (21)
   Retail fixtures                                                         --          (609)
                                                                       --------    --------
Net cash flows (used by) from  investing activities                      (8,104)        (80)
                                                                       --------    --------

Cash flows from financing activities:
   Proceeds from revolving line of credit                                 1,500       1,475
   Reduction of long-term debt                                             --          (750)
   Repayment of Note                                                       (500)       --
   Issuance of Preferred Stock Series E                                   4,636        --
   Issuance of Preferred Stock Series D                                   6,416        --
   Proceeds from stock warrants                                             999        --
   Other                                                                   --             1
                                                                       --------    --------
Net cash flows from financing activities                                 13,051         726
                                                                       --------    --------

Increase (decrease) in cash and cash equivalents                          1,629        (731)
Cash and equivalents, beginning of period                                   649         783
                                                                       --------    --------
Cash and equivalents, end of period                                    $  2,278    $     52
                                                                       ========    ========


Supplemental cash flow information: Cash paid during the period for:
      Interest                                                         $     51    $     80
      Income taxes paid, net                                               --             3

Supplemental schedule of noncash investing and financing activities:
   Common stock issued as consideration for debt restructuring             --           378

Net change in ARTRA receivables and liabilites                            1,537        --


The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of COMFORCE Corporation ("COMFORCE" or the "Company"), formerly The Lori Corporation
("Lori"), are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently operates in one industry segment as a provider of telecommunications and computer technical staffing and consulting services worldwide. As discussed in Note 4, in September 1995, the Company adopted a plan to discontinue its jewelry business ("Jewelry Business") conducted by its two wholly-owned subsidiaries Lawrence Jewelry Corporation ("Lawrence") and Rosecraft, Inc.("Rosecraft").

Effective January 1, 1996 the Company effected a quasi-reorganization through the application of $93,847,000 of its $95,993,000 Additional Paid in Capital account to eliminate its Accumulated Deficit. Under generally accepted accounting principles, when a business reaches a turnaround point and profitable operations seem likely, a quasi-reorganization may be appropriate to eliminate the accumulated deficit from past unprofitable operations. The Company's Board decided to effect a quasi-reorganization given that the Company achieved profitability following its entry into the technical staffing business and discontinuation of its unprofitable Jewelry Business. The Company's Accumulated Deficit at December 31, 1995 is primarily related to the discontinued operations and is not, in management's view, reflective of the Company's current financial condition.

At December 31, 1994, ARTRA GROUP Incorporated ("ARTRA"), a public company whose shares are traded on the New York Stock Exchange, owned, through its wholly-owned subsidiary Fill-Mor Holding, Inc. ("Fill-Mor"), approximately 62.9% of the common stock and all of the outstanding preferred stock of the Company. At June 30, 1996, ARTRA owned approximately 25% of the Company's stock.

On October 17, 1995 Lori acquired one hundred percent of the capital stock of COMFORCE Global Inc. ("COMFORCE Global"), formerly Spectrum Global Services, Inc, d/b/a YIELD Global, a wholly owned subsidiary of Spectrum Information Technologies, Inc. ("Spectrum"). In connection with the re-focus of Lori's business, Lori changed its name to COMFORCE Corporation. See Note 2.

As discussed in Note 2, on May 10, 1996, the Company purchased all of the stock of Project Staffing Support Team, Inc. and substantially all of the assets of RRA Inc. and Datatech Technical Services, Inc. (collectively, "RRA"). RRA is in the business of providing contract employees to other businesses.

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

2.       CERTAIN ACQUISITIONS

On September 11, 1995, Lori signed a stock purchase agreement to participate in the acquisition of one hundred percent of the capital stock of COMFORCE Global. On October 17, 1995, this transaction was completed. The price paid by the Company for the COMFORCE Global stock and related acquisition costs was approximately $6.4 million, net of cash acquired. This consideration consisted of cash to the seller of approximately $5.1 million, fees of approximately

$700,000, including a fee of $500,000 to a related party, and 500,000 shares of the Company's Common Stock issued as consideration for various fees and guarantees associated with the transaction. Additionally, in conjunction with the COMFORCE Global acquisition, ARTRA has agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation.

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

The acquisition of COMFORCE was funded principally by private placements of approximately 1,950,000 shares of the Company's Common Stock at $3.00 per share plus detachable warrants to purchase approximately 970,000 shares of the Company's Common Stock at $3.75 per share. The warrants expire five years from the date of issue.

On March 3, 1996, the Company acquired all of the assets of Williams Communications Services, Inc. ("Williams), a regional provider of telecommunications and technical staffing services. The purchase price for the assets of Williams was $2 million with a four year contingent payout based on earnings of Williams. The value of the contingent payouts will not exceed $2 million, for a total purchase price not to exceed $4 million. The acquisition of Williams was accounted for by the purchase method and, accordingly, Williams' operations are included in the Company's statement of operations from the date of acquisition. The excess purchase price over the fair value of Williams' net assets acquired (goodwill) of $2,000,000 plus related direct costs of the acquisition of $73,000 are being amortized on a straight-line basis over 20 years.

On May 10, 1996, the Company acquired RRA for an aggregate purchase price of $5,000,000, plus contingent payments payable over three years in an aggregate amount not to exceed $750,000. The acquisition of RRA was accounted for by the purchase method and, accordingly, RRA operations are included in the Company's statement of operations from the date of acquisition. The excess purchase price over the fair value of RRA net assets acquired (goodwill) of $5,410,000 plus related acquisition costs, are being amortized on a straight-line basis over 20 years. RRA is in the business of providing contract employees to other businesses. The Company's headquarters are located in Tempe, Arizona. The acquisition of RRA enables the Company, through its COMFORCE Technical Services, Inc. subsidiary, to provide specialists for supplemental staffing assignments as well as outsourcing and vendor-on-premises programs, primarily in the electronics, avionics, telecommunications and information technology business sectors.

The following unaudited pro forma condensed consolidated statements of operations for the three and six months ended June 30, 1996 and June 30, 1995 present the Company's results of operations as if the acquisition of COMFORCE Global, Williams, and RRA and the related revolving line of credit and private placement of the Company's Common Stock and Series D Preferred Stock and Series E Preferred Stock had been consummated as of January 1, 1995.

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                    For the three months ended June 30, 1996
                                 (In thousands)

                                                                                          Pro Forma
                                                        Historical         RRA (A)        Adjustments         Pro Forma
                                                       -------------    -------------    -------------    -------------
Revenues                                                 $    9,893     $       7,649                        $   17,542
                                                         ----------     -------------                        ----------

Operating costs and expenses:
     Cost of revenues                                         8,424             6,670                            15,094
     Other operating costs and expenses                         882               683           $ 43 (B)          1,608
                                                         ----------     -------------    -----------         ----------
                                                              9,306             7,353             43             16,702
                                                         ----------     -------------    -----------         ----------
Operating earnings (loss)                                       587               296            (43)               840
                                                         ----------     -------------    -----------         ----------

Other income net                                                 13                                                  13
Interest and other non-operating expenses                       (50)              (14)            -                 (64)
                                                         ----------     -------------    -----------         ----------
                                                                (37)              (14)            -                 (51)
                                                         ----------     -------------    -----------         ----------

Earnings (loss) from continuing operations
     before income taxes                                        550               282            (43)               789
(Provision) credit for income taxes                            (198)             (113)            17               (294)
                                                         ----------       -----------    -----------         ----------
Income from continuing operations                        $      352       $       169           $(26)        $      495
                                                         ==========       ===========    ===========         ==========

Income per share from continuing operations              $      .03                                           $     .04
                                                         ==========                                           =========

Weighted average shares outstanding (E)                      13,921                                              13,921
                                                         ==========                                           =========

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                     For the three months ended June 30, 1995
                                 (In thousands)

                                        Lori      COMFORCE                                  Pro Forma
                                     Historical   Global (A)    Williams(A)       RRA (A)   Adjustments           Pro Forma
                                     ----------  ------------   ----------   ------------  ------------         ------------
Revenues                             $       -   $      2,963   $    1,026   $     12,969                       $     16,958
                                     ----------  ------------   ----------   ------------                       ------------

Operating costs and expenses:
     Cost of Revenues                                   2,208          727         11,985                             14,830
     Other operating costs and
        expenses                            144           484           68            713           139   (B)          1,548
                                     ----------  ------------   ----------   ------------  ------------         ------------
                                            144         2,692          795         12,608           139               16,378
                                     ----------  ------------   ----------   ------------  ------------         ------------
Operating earnings (loss)                  (144)          271          231            361          (139)                 580
                                     ----------  ------------   ----------   ------------  ------------         ------------

Spectrum corporate management
     fees (D)                                            (357)                                                          (357)
Other Income                                 26             2                           3                                 31
Interest and other non-operating
     expenses                               (74)                                      (44)          (40)  (C)           (158)
                                     ----------  ------------   ----------   ------------  ------------         ------------
                                            (51)         (355)                        (41)          (40)                (484)
                                     ----------  ------------   ----------   ------------  ------------         ------------

Earnings (loss) from continuing
     operations before income taxes        (192)          (84)         231            320          (179)                  96
(Provision) credit for income taxes          (1)           (2)         (92)          (128)          179                   -
                                     ----------  ------------   ----------   ------------  ------------         ------------

Income (loss) from continuing
     operations                      $     (193) $        (86) $       139   $        192  $         -          $         96
                                     ==========  ============  ===========   ============  ============         ============
Loss per share from continuing
     operations                      $     (.06)                                                                $       (.01)
                                     ==========                                                                 ============
Weighted average shares
     outstanding (E)                      3,257                                                                        9,790
                                     ==========                                                                 ============

Pro forma adjustments to the unaudited condensed consolidated statement of operations:

     A) The pro forma data presented for COMFORCE Global's and Williams' operations is for the periods prior to their acquisitions (i.e., in the case of COMFORCE Global, the period from April 1, 1995 through June 30, 1995, which precedes the October 17, 1995 acquisition of COMFORCE Global; in the case of Williams, the period from April 1, 1995 through June 30, 1995, which precedes the March 3, 1996 acquisition of Williams; and, in the case of RRA, the periods from April 1, 1996 through May 10, 1996 and from April 1, 1995 through June 30, 1995, which precede the May 10, 1996 acquisition of RRA).

     B) Amortization of intangibles arising from the COMFORCE Global, Williams and RRA acquisitions. The table below reflects where the amortization of intangibles have been recorded.



                                      Three Months Three Months
                                       June 1996    June 1995
                                       ---------    ---------
          Historical COMFORCE               $137
          Historical Global                            $ 41
          Williams
          RRA
          Pro forma Adjustment               43         139
                                           ----        ----
          Adjusted Pro forma per
          Financial statement              $180        $180
                                           ====        ====


C) Interest expense incurred for the purchase of Williams assuming $1,900,000 outstanding under the line of credit at an interest rate of 8.5%.

D) Corporate management fees from COMFORCE Global's former parent, Spectrum Information Technologies, Inc. The amount of these management fees may not be representative of costs incurred by COMFORCE Global on a stand alone basis.

E) Pro forma weighted average shares outstanding includes shares of the Company's Common Stock issued in the private placement that funded the COMFORCE Global transaction, Including 100,000 shares issued to a non related party , and 150,000 shares issued to Peter Harvey then a Vice President of the Company for guaranteeing the payment of the purchase price to the seller and other guarantees associated with the COMFORCE Global acquisition, shares issued to certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing services business, and Series D and Series E Preferred Stock issued in conjunction with the purchase of RRA.

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                     For the six  months ended June 30, 1996
                                 (In thousands)

                                                                               Pro Forma
                                     Historical    Williams(A)     RRA (A)    Adjustments           Pro Forma
                                     ----------    ----------   ------------  ------------         ------------
Revenues                             $   13,158    $      654   $     22,786                       $     36,598
                                     ----------    ----------   ------------                       ------------

Operating costs and expenses:
     Cost of Revenues                    11,002           281         20,762                             32,045
     Other operating costs and
        expenses                          1,401            38          1,491           154   (B)          3,084
                                     ----------    ----------   ------------  ------------         ------------
                                         12,403           319         22,253           154               35,129
                                     ----------    ----------   ------------  ------------         ------------
Operating earnings (loss)                   755           335            533          (154)               1,469
                                     ----------    ----------   ------------  ------------         ------------

Other Income                                 16                                                              16
Interest and other non-operating
     expenses                               (51)                         (36)          (30)  (C)           (117)
                                     ----------    ----------   ------------  ------------         ------------
                                            (35)                         (36)          (30)                (101)
                                     ----------    ----------   ------------  ------------         ------------

Earnings (loss) from continuing
     operations before income taxes         720           335            497          (184)               1,368
(Provision) credit for income taxes        (268)         (265)          (199)          131                 (601)
                                     ----------    ----------   ------------  ------------         ------------

Income (loss) from continuing
     operations                      $      452   $        70   $        298  $        (53)        $        767
                                     ==========   ===========   ============  ============         ============
Loss per share from continuing
     operations                      $      .03                                                    $        .06
                                     ==========                                                    ============
Weighted average shares
     outstanding (F)                     13,819                                                          13,819
                                     ==========                                                    ============

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                     For the six months ended June 30, 1995
                                 (In thousands)

                                        Lori      COMFORCE                                  Pro Forma
                                     Historical   Global (A)    Williams(A)     RRA (A)    Adjustments           Pro Forma
                                     ----------  ------------   ----------   ------------  ------------         ------------
Revenues                             $       -   $      5,653   $    1,678   $     24,424                       $     31,755
                                     ----------  ------------   ----------   ------------                       ------------

Operating costs and expenses:
     Cost of Revenues                                   4,183        1,227         22,618                             28,028
     Stock compensation (E)                                                                       3,425                3,425
     Other operating costs and
        expenses                            227           913          131          1,348           278   (B)          2,897
                                     ----------  ------------   ----------   ------------  ------------         ------------
                                            227         5,096        1,358         23,966         3,703               34,350
                                     ----------  ------------   ----------   ------------  ------------         ------------
Operating earnings (loss)                  (227)          557          320            458        (3,703)              (2,595)
                                     ----------  ------------   ----------   ------------  ------------         ------------

Spectrum corporate management
     fees (D)                                            (625)                                                          (625)
Other Income                                 26             2                           3                                 31
Interest and other non-operating
     expenses                              (131)                                      (60)          (80)  (C)           (271)
                                     ----------  ------------   ----------   ------------  ------------         ------------
                                           (105)         (623)                        (57)          (80)                (865)
                                     ----------  ------------   ----------   ------------  ------------         ------------

Earnings (loss) from continuing
     operations before income taxes        (332)          (66)         320            401        (3,783)              (3,460)
(Provision) credit for income taxes          (3)          (19)        (128)          (160)        1,513                1,203
                                     ----------  ------------   ----------   ------------  ------------         ------------

Income (loss) from continuing
     operations                      $     (335) $        (85) $       192   $        241  $     (2,270)        $     (2,257)
                                     ==========  ============  ===========   ============  ============         ============
Loss per share from continuing
     operations                      $     (.07)                                                                $       (.23)
                                     ==========                                                                 ============
Weighted average shares
     outstanding (F)                      3,257                                                                        9,790
                                     ==========                                                                 ============

Pro forma adjustments to the unaudited condensed consolidated statement of operations:

     A) The pro forma data presented for COMFORCE Global's and Williams' operations is for the periods prior to their acquisitions (i.e., in the case of COMFORCE Global, the period from January 1, 1995 through June 30, 1995, which precedes the October 17, 1995 acquisition of COMFORCE Global; in the case of Williams, the periods from January 1, 1996 through March 3, 1996 and from January 1, 1995 through June 30, 1995, which precede the March 3, 1996 acquisition of Williams; and, in the case of RRA, the periods from January 1, 1996 through May 10, 1996 and from January 1, 1995 through June 30, 1995, which precede the May 10, 1996 acquisition of RRA).


     B) Amortization of intangibles arising from the COMFORCE Global, Williams and RRA acquisition. The table below reflects where the amortization of intangibles have been recorded


                                        Six Months     Six Months
                                        June 1996      June 1995
                                        ---------      ---------

             Historical COMFORCE        $    206
             Historical Global                          $     82
             Williams
             RRA
             Pro forma Adjustment            154             278
                                        --------        --------
             Adjusted Pro forma per
             Financial statement        $    360        $    360
                                        ========        ========


C) To record interest expense incurred for the purchase of Williams for the pro forma six months ended June 30, 1995 and for the period January 1, 1996 through March 3, 1996. Interest expense represents interest on the line of credit assuming all $1,900,000 was outstanding for the six months ended June 30, 1995 and for the period January 1, 1996 through March 3, 1996 at the interest rate in effect of 8.5%.

D) Represents a non-recurring compensation charge related to the issuance of the 35% common stock interest in the Company to certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing business.

E) Corporate management fees from COMFORCE Global's former parent, Spectrum Information Technologies, Inc. The amount of these management fees may not be representative of costs incurred by COMFORCE Global on a stand alone basis.

F) Pro forma weighted average shares outstanding includes shares of the Company's Common Stock issued in the private placement that funded the COMFORCE Global transaction, Including 100,000 shares issued to a non related party , and 150,000 shares issued to Peter Harvey then a Vice President of the Company for guaranteeing the payment of the purchase price to the seller and other guarantees associated with the COMFORCE Global acquisition , shares issued to certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing services business, and Series D and Series E Preferred Stock issued in conjunction with the purchase of RRA.

3.       NOTES PAYABLE

Notes payable and long-term debt (in thousands) consists of:

                                                                              June 30,      December 31,
                                                                                1996             1995
                                                                              -------          -------

   Notes payable
       Amounts due to a former related party,
       interest at the prime rate plus 1%                                     $    --          $   750

       Other, interest at 15%                                                     263            1,736

       Note payable to a bank under a revolving  line of credit,  due in        1,500               --
       March 1997,  with  interest  payable  monthly at the bank's prime rate plus a varying  percentage not to exceed 1% based on certain financial criteria. At June 30 the Company was
       paying prime (8.25%) plus 1%.

   Accounts Receivable credit facility, discontinued operations                    --            1,535

   Less:
       Liabilities to be assumed by ARTRA (see Note 7)                           (263)          (1,986)
       Liabilities included with discontinued operations                           --           (1,535)
                                                                              -------          -------
                                                                              $ 1,500          $   500
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

See Note 10 for discussion of the Company's new $10,000,000 credit facility.

ARTRA, Fill-Mor, Lori and Lori's fashion costume jewelry subsidiaries entered into an agreement with Lori's bank lender to settle obligations due the bank. As partial consideration for the debt settlement agreement, the bank received a $750,000 Lori note payable due March 31, 1995.

The $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori of $6,657,000 in 1995. The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a former director of the Company. The loan provided for interest at the prime rate plus 1%. As consideration for assisting with the debt restructuring, the former director received 150,000 shares of the Company's Common Stock valued at $337,500 ($2.25 per share) based upon the closing market value on March 30, 1995. The principal amount of the loan was reduced $750,000 at July 31, 1995. The remaining loan principal was not repaid on its scheduled maturity date of July 31, 1995. Per terms of the loan agreement, the former director received an additional 50,000 of the Company's Common Stock as compensation for the non-payment of the loan at its originally scheduled maturity date. At December 31, 1995, the $750,000 note was classified in the Company's consolidated balance sheet as liabilities to be assumed by ARTRA. The loan was paid in full in March 1996 by ARTRA as required by the Assumption Agreement discussed in Note 7.

During the second and third quarters of 1995, Lori entered into a series of agreements with certain unaffiliated lenders that provided for short-term loans with interest at 15%. As additional compensation certain lenders received an aggregate of 91,176 shares of the Company's Common Stock and certain lenders received warrants to purchase an aggregate of 195,000 shares of the Company's Common Stock at prices ranging from $2.00 per share to $2.50 per share, the fair market value at the dates of grant. The warrants expire five years from the date of issue. The proceeds from these loans were used to fund the September, 1995 $500,000 down payment on the COMFORCE Global acquisition, with the remainder used to fund working capital requirements of the Company's discontinued Jewelry Business. At June 30, 1996 and December 31, 1995, short-term loans with an aggregate principal balance of $886,000 and $1,236,000 respectively were classified in the Company's consolidated balance sheet as liabilities to be assumed by ARTRA. In the second quarter of 1996, the loans were paid in full by ARTRA as required by the Assumption Agreement discussed in Note 7.

In August 1995, Lori obtained a credit facility for the factoring of the accounts receivable of its discontinued Jewelry Business. The credit facility provides for advances of 80% of receivables assigned, less allowances for markdowns and other merchandise credits. The factoring charge, a minimum of 1.75% of the receivables assigned, increases on a sliding scale if the receivables assigned are not collected within 45 days. Borrowings under the credit facility are collateralized by the accounts receivable, inventory and equipment of Lori's discontinued fashion costume jewelry subsidiaries and guaranteed by Lori. At June 30, 1996, due to the sale of the Jewelry Business, this credit facility is no longer available. At December 31, 1995, outstanding borrowings under this credit facility of $1,535,000, along with other net liabilities of the discontinued Jewelry Business, were classified in the Company's consolidated balance sheet as liabilities to be assumed by ARTRA and net liabilities of the discontinued Jewelry Business. At June 30, 1996, there were no outstanding borrowings under this credit facility.

4.       EQUITY

In March 1996, 4,500 stock options were exercised at an average price of $5 per share.

In April 1996, 301,667 warrants were exercised at an average price of $3.12 per share.

In April 1996, in conjunction with the purchase of RRA, the Company sold 8,871 shares of Series E Preferred Stock at a selling price of $550 per share for 8,470 shares and $750 per share for 401 shares. Each share of Series E Preferred Stock will be automatically converted into 100 shares of Common Stock on the date the Company's Certificate of Incorporation is amended so that the Company has a sufficient number of authorized and unissued shares of Common Stock to effect the conversion and any accrued and unpaid dividends have been paid in full. Holders of shares of Series E Preferred Stock are entitled to dividends equal to those declared on the Common Stock, or if no dividends are declared on the Common Stock, nominal cumulative dividends payable only if the Series E Preferred Stock fails to be converted into Common Stock by September 1, 1996. The Series E Preferred Stock has a liquidation preference of $100 per share ($887,100 in the aggregate for all outstanding shares).

In May 1996, the Company sold 7,002 shares of Series D Preferred Stock at a selling price of $1,000 per share. The holder of each share of Series D Preferred Stock will have the right to convert such shares into 83.33 fully paid and nonassessable shares of Common Stock at any time subsequent to the date the Company's Certificate of Incorporation is amended so that the Corporation has sufficient number of authorized and unissued Common Stock to effect the conversion. Holders of the shares of Series D Preferred Stock are entitled to cumulative dividends of 6% per annum, payable quarterly in cash on the first day of February, May, August and November in each year. The Series D Preferred Stock has a liquidation preference of $1,000 per share ($7,002,000 in the aggregate for all outstanding shares).

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

7. LIABILITIES TO BE ASSUMED BY ARTRA GROUP INCORPORATED AND NET LIABILITIES OF DISCONTINUED OPERATIONS

Under the Assumpiton Agreement between the parties in October, 1995 (the "Assumption Agreement") entered into in connection with the COMFORCE Global acquisition (see Note 2), ARTRA has agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Additionally, ARTRA agreed to assume all of the assets and liabilities of the Company's discontinued Jewelry Business. In April 1996, ARTRA sold the business and certain assets of the Jewelry Business.

At June 30, 1996 and December 31, 1995, liabilities to be assumed by ARTRA and net liabilities of the discontinued Jewelry Business (in thousands) consist of:


                                                     June 30       December 31
Current:                                               1996             1995
                                                     -------         --------
     Liabilities to be assumed by ARTRA
           Notes payable                             $   263           $1,986
           Court ordered payments                      1,531              990
           Accrued expenses                               -               349
                                                     -------          -------
                                                       1,794            3,325
     Net liabilities of  the discontinued
           Jewelry Business                               -               374
                                                     -------          -------
                                                     $ 1,794          $ 3,699
                                                     =======          =======

     Noncurrent:
           Liabilities to be assumed by ARTRA
             Court ordered payments                  $    -           $   541
                                                     =======          =======


As noted in the table above, as of June 30, 1996, remaining pre-existing Lori liabilities assumed by ARTRA are $1,794,000. To the extent ARTRA is able to make subsequent payments, they will be recorded as additional paid-in capital. The ability of ARTRA to satisfy these obligations is uncertain. The financial statements of ARTRA include an explanatory paragraph indicating substantial doubt about the ability of ARTRA to continue as a going concern. The amounts receivable from ARTRA, exclusive of subsequent payments, have not been reflected in the Company's financial statements at June 30, 1996. No collateral has been provided in support of these obligations.

At December 31, 1995, liabilities to be assumed by ARTRA included $1,531,000 of court ordered payments arising from the May 3, 1993 reorganization of New Dimensions. As of August 7, 1996, the $541,000 installment payment due December 31, 1995 had not been paid.

8.       LITIGATION

Prior to its entry into the Jewelry Business in 1985, the Company operated in excess of 20 manufacturing facilities for the production of, inter alia, photocopy machines, photographic chemical and paper coating. These operations were sold or discontinued in the late 1970s and early 1980s. Certain of these facilities may have used and/or generated hazardous materials and may have disposed of the hazardous substances, particularly before the enactment of laws governing the safe disposal of hazardous substances, at an indeterminable number of sites. Although the controlling stockholders and current management had no involvement in such prior manufacturing operations, the Company could be held to be responsible for clean-up costs if any hazardous substances were deposited at these manufacturing sites, or at off-site waste disposal locations, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), or under other Federal or state environmental laws now or hereafter enacted. However, except for the Gary, Indiana site described below, the Company has not been notified by the Federal Environmental Protection Agency (the "EPA") that it is a potentially responsible party for, nor is the Company aware of having disposed of hazardous substances at, any site.

In December 1994, the Company was notified by the EPA that it is a potentially responsible party under CERCLA for the disposal of hazardous substances at a site in Gary, Indiana. The alleged disposal occurred in the mid-1970s at a time when the Company conducted operations as APECO. In this connection, in December 1994, the Company was named as one of approximately 80 defendants in a case brought in the United States District Court for the Northern District of Indiana by a group of 14 potentially responsible parties who agreed in a consent order entered into with the EPA to clean-up this site. The plaintiffs have estimated that the cost of cleaning up this site to be $45 million, and have offered to settle the case with the Company for $991,445. This amount represents the plaintiffs' estimate of the Company's pro rata share of the clean-up costs. The Company declined to accept this settlement proposal, which was subsequently withdrawn.

The plaintiffs have produced only limited testamentary evidence, and no documentary evidence, linking the Company to this site, and the Company has neither discovered any records which indicate, nor located any current or former employees who have advised, that the Company deposited hazardous substances at the site. Based on the foregoing, management of the Company does not believe that it is probable that the Company will have any liability for the costs of the clean-up of this site. The Company intends to vigorously defend itself in this case.

Under the terms of the Assumption Agreement, ARTRA has agreed to pay and discharge substantially all of the Company's pre-existing liabilities and obligations, including environmental liabilities at any sites at which the Company allegedly operated facilities or disposed of hazardous substances, whether or not the Company is currently identified as a potentially responsible party therefor. Consequently, the Company is entitled to indemnification from ARTRA for any environmental liabilities associated with the Gary, Indiana site. No assurance can, however, be given that ARTRA will be financially capable of satisfying its obligations under the Assumption Agreement.

The Company and its subsidiaries are parties in various business related litigation which, in the opinion of management, will not have a material adverse effect on the Company's financial position and results of operations.

9.       RELATED PARTY TRANSACTIONS

The Company made a loan of $331,000 in the aggregate to Michael Ferrentino, the President and a Director of the Company, Christopher P. Franco, an Executive Vice President of the Company, Kevin W. Kiernan, an employee of the Company, and James L. Paterek, a consultant to the Company, to cover their tax liabilities resulting from the issuance of the Company's Common Stock to them as inducement to join the Company. Of this amount, $55,000 was advanced in 1995, $38,000 was advanced in February 1996, and $238,000 was advanced in April 1996.

Yield Industries, Inc., a corporation wholly-owned by Messrs. Paterek and Ferrentino, earned a delivery fee of $500,000 in connection with the Company's acquisition of COMFORCE Global, $250,000 of which was paid in 1995 and the balance of which was paid in January 1996.

10.      SUBSEQUENT EVENTS

On July 22, 1996, the Company and certain subsidiaries entered into a $10 million Revolving Credit Agreement (the "Credit Agreement") with The Chase
Manhattan Bank ("Chase") to provide working capital for the Company's operations. The Company, COMFORCE Global, and COMFORCE Technical Services, Inc. are co-borrowers under the Credit Agreement and Project Staffing Support Team, Inc. ("PSST") is a guarantor of the obligations. Principal outstanding under the Credit Agreement is due June 30, 1998. Chase agrees to make revolving credit loans outstanding as Prime Rate loans or LIBOR loans, provided that, during the occurrence and continuance of an event of default, the Company and its subsidiaries may not elect, and Chase shall have no obligation to make, LIBOR loans. Interest on LIBOR loans is payable in the amount of the LIBOR rate plus 2.0% per annum. Interest on the Prime Rate loans is payable in the amount of Chase's prime rate as announced from time to time.

Chase may also issue letters of credit, not to exceed $250,000 in the aggregate, to support offsite payroll services, as security in connection with operating leases, and for other general corporate purposes with the consent of Chase. Interest on drawings under letters of credit shall be calculated at the Prime Rate of interest. One percent of the face amount of each letter of credit is payable to Chase per annum and certain fees on each letter of credit issued, payable at the time of issuance.

Available advances under the Credit Agreement are based upon the amount equal to 80% of eligible receivables of COMFORCE Global and COMFORCE Technical Services, Inc., less the aggregate amount of accrued payroll taxes due by those companies.

The Credit Agreement contains certain affirmative and negative covenants, including restrictions on the creation of indebtedness or liens, the sale of assets, the acquisition of stock or assets of another entity, the payment of dividends, capital expenditures, and other financial covenants. Borrowings under the Credit Agreement are secured by all goods, equipment, inventory, accounts, contract rights, chattel paper, notes receivable, instruments, documents, general intangibles, credits, claims, and obligations of the Company and its subsidiaries. Additionally, all of the issued and outstanding stock of COMFORCE Global, COMFORCE Technical Services, Inc. and PSST are pledged as security.

 Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Change in Business

From 1985 until September 1995, the Company, under the name The Lori Corporation ("Lori"), designed and distributed fashion costume jewelry. Due to continuing losses in the Jewelry Business and the erosion of the markets for its products, Lori determined to seek to enter into another line of business. In June 1995, Lori contracted with current management to direct its entry into the technical staffing business. On October 17, 1995, the Company acquired all of the capital stock of Spectrum Global Services, Inc. (formerly d/b/a YIELD TechniGlobal and, following its acquisition by the Company, renamed COMFORCE Global Inc. ("COMFORCE Global")), a provider of technical staffing and consulting services in the information technology and telecommunications sectors. Accordingly, on October 17, 1995, the Company became a provider of technical staffing and consulting services. Prior to its acquisition by COMFORCE, COMFORCE Global was a wholly owned subsidiary of Spectrum Information Technologies, Inc. In connection with its new business direction, the Company changed its name to COMFORCE
Corporation. Effective September 30, 1995, the Company adopted a plan to discontinue the Jewelry Business.

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

In March 1996, the Company acquired all of the assets of Williams Communication Services, Inc. (" Williams"), a provider of telecommunications and technical staffing. The purchase price for the assets of Williams was $2 million with a four year contingent payout based on earnings of Williams. The value of the contingent payouts will not exceed $2 million, for a total purchase price not to exceed $4 million. The acquisition was funded by a revolving line of credit under the Credit Agreement between the Company, certain of its subsidiaries and Chase.

On May 10, 1996, the Company purchased all of the stock of Project Staffing Support Team, Inc. and substantially all of the assets of RRA, Inc. and Datatech Technical Services, Inc. (collectively, "RRA") for an aggregate purchase price of $5,000,000 plus contingent payments payable over three years in an aggregate amount not to exceed $750,000. RRA is in the business of providing contract employees to other businesses. The headquarter offices for the companies are located in Tempe, Arizona.

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

The Company's growth strategy includes the acquisition of established, profitable regional staffing companies in markets with attractive growth opportunities. These "platform" companies are intended to serve as a basis for future growth and, therefore, must have the management infrastructure and other operating characteristics necessary to significantly expand the Company's presence within a specific market sector or geographic area. In addition, the Company has as an objective acquisitions of smaller companies, the operations of which supplement, and can be integrated into, the established platform companies to increase market share and profits with minimal incremental expense.

The Company believes it can also increase revenues though internal growth due to its presence in the information technology and telecommunications sectors. Further, the Company believes that it can achieve significant economies of scale by opening and clustering branch offices in new and existing markets through the allocation of management, advertising, recruiting and training costs over a larger revenue base. In addition, the Company has targeted selected areas of the technical services markets which it believes have high growth and profit potential.

The statements above and elsewhere in this Report that suggest that the Company will increase revenues, achieve significant growth through strategic acquisitions or other means, realize operating efficiencies, and like statements as to the Company's objectives and management's beliefs are forward looking statements. Various factors could prevent the Company from realizing these objectives, including the following:

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

The Company's ability to expand through acquisitions is dependent on its ability to identify attractive acquisition opportunities and to finance such acquisitions, and no assurance can be given that it will be successful in doing so. Heightened competition in the staffing industry by existing or new competitors could make such acquisitions uneconomic or otherwise more difficult or costly. Unless the Company's operations are considered to be successful by bank or other institutional lenders or investors, it may be difficult for the Company to finance its expansion through acquisitions.

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

Liquidity and Capital Resources

Management believes that the Company will generate cash flow from operations which, together with proceeds from the exercise of certain warrants and the issuance of Series D and E Preferred Stock in April and May 1996, will be sufficient to fund its telecommunications and computer technical staffing services business for the remainder of 1996; however, the Company does not expect to have sufficient liquidity or capital resources to fund its planned expansion through acquisitions and other means. The Company intends to seek debt and/ or equity financing to fund such planned expansion. See"--Change in Business" and "--1996 Plan of Operations" for a description of the Company's current and proposed plans of expansion.

Cash and cash equivalents increased $1,629,000 during the six months ended June 30, 1996. Cash flows provided by financing activities of $13,051,000 exceeded cash flows used in operating activities of $3,318,000 and cash flows used by investing activities of $8,104,000. Cash flows used by operating activities were principally attributable to the temporary need to fund Williams and RRA accounts receivable and their carrying costs due to the purchase of Williams in March 1996 and RRA in May 1996. Cash flows used in investing activities are principally related to the purchase of Williams and RRA for a total of $7,450,000 including directly related costs, as well as loans made to certain officers of the Company pursuant to their employment contracts in the amount of $331,000 and the purchase of fixed assets in the amount of $323,000. Cash flows from financing activities were attributable to borrowings under the revolving line of credit of $1,500,000, the exercise of warrants in the amount of $999,000, and the issuance of Series E Preferred Stock and Series D Preferred Stock in the amount of $4,636,000 and $6,416,000, respectively.

During the six months ended June 30, 1996, the Company eliminated its working capital deficiency and, at June 30, 1996, had excess working capital of $4,385,000. The increase in working capital is principally attributable to the Company's increase in accounts receivable due to the acquisitions of Williams and RRA, the issuance of shares of Series D and E Preferred Stock and the reduction in the liabilities assumed by ARTRA.

On July 22, 1996, the Company and certain of its subsidiaries entered into a $10 million Revolving Credit Agreement with The Chase Manhattan Bank ("Chase") to provide working capital for the Company's operations. See Note 10 to the condensed consolidated financial statements.


Results of Operations

On October 17, 1995, the Company completed the acquisition of all of the capital stock of COMFORCE Global, a provider of technical staffing and consulting services in the information technology and telecommunications sectors. Due to a pattern of reduced sales volume resulting in continuing operating losses, in September 1995, the Company adopted a plan to discontinue its Jewelry Business. The Company's consolidated financial statements have been reclassified to report separately results of operations of the discontinued Jewelry Business. Therefore, a comparison of the Company's consolidated results of operations for the three and six months ended June 30, 1996 and June 30, 1995 is not meaningful. Accordingly, a discussion of pro forma results of operations for these periods is provided.

Pro Forma Three Months ended June 30, 1996 vs. Pro Forma Three Months ended June 30, 1995

Pro forma revenues of $17,542,000 for the three months ended March 31, 1996 were $584,000, or 3% higher than pro forma revenues for the three months ended June 30, 1995. The increase in 1996 pro forma revenues is attributable to the overall growth and expansion of COMFORCE Global's telecommunications and computer staffing business as well as growth in the operations of Williams and RRA. Pro forma cost of revenues of the three months ended June 30, 1996 was 86% of pro forma revenues compared to pro forma cost of revenues of 87% for the three months ended June 30, 1995. The dollar increase in the 1996 pro forma cost of revenues is principally attributable to increased sales volume. The 1996 pro forma cost of revenues percentage decrease of 1% is primarily attributable to higher margins of new business.

Pro forma operating expenses for the three months ended June 30, 1996 increased $60,000 as compared to pro forma operating expenses for the three months ended June 30, 1995.

Pro forma operating income for the three months ended June 30, 1996 was $840,000 compared to pro forma operating income of $580,000 for the three months ended June 30, 1995 due to both the increase in sales and the related improved margin on those sales.

Corporate management fees of $357,000 from COMFORCE Global's former parent, Spectrum Information Technologies, Inc., reflect an allocation of corporate overhead; however, such charges will no longer continue as a result of COMFORCE Global's acquisition by the Company in October 1995. In the opinion of management, the amount of these fees are not representative of costs incurred by COMFORCE Global on a stand alone basis.

Pro forma other expense, principally interest, net of other income for the three months ended June 30, 1996 decreased $76,000 principally due to the discharge of indebtedness of Lori and its Jewelry Business.


Pro Forma Six Months ended June 30, 1996 vs. Pro Forma Six Months ended June 30, 1995

Pro forma revenues of $36,598,000 for the six months ended June 30, 1996 were $4,843,000, or 15% higher than pro forma revenues for the six months ended June 30, 1996. The increase in 1996 Pro forma revenues is attributable to the overall growth and expansion of COMFORCE Global's telecommunications and computer staffing business as well as the growth in Williams and RRA. Pro forma cost of revenues for six months ended June 30, 1996 and June 30, 1995 was 88% of pro forma revenues. The 1996 dollar increase in pro forma cost of revenues of $43,017,000 is principally attributable to the increase in sales volume.

Pro forma operating expenses for the six months ended June 30, 1996 decreased $3,238,000 compared to pro forma operating expenses for the six months ended June 30, 1995. The 1996 decrease in pro forma operating expenses is principally attributable to the 1995 compensation charge of $3,425,000 related to the issuance of a 35% interest in the Company to certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing services business.

Pro forma operating income for the six months ended June 30, 1996 was $1,469,000 as compared to pro forma operating loss of $2,595,000 for the six months ended June 30, 1995. The improvement in 1996 is principally attributable to the compensation charge discussed above plus the increased operating income generated by increased revenues in the pro forma 1996 period.

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

Pro forma other expenses, principally interest, net of other income for the six months ended June 30, 1996 decreased $139,000 principally due to the discharge of indebtedness of Lori and its Jewelry Business.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities

In April 1996, in connection with financing the RRA acquisition, the Company sold 8,871 shares of its newly authorized Series E Preferred Stock (designated as the Series E Convertible Preferred Stock, 10,000 shares authorized) at a selling price of $550 per share for 8,470 shares and $750 per share for 401 shares. Each share of Series E Preferred Stock will be automatically converted into 100 shares of Common Stock on the date the Company's Certificate of Incorporation is amended so that the Corporation has a sufficient number of authorized and unissued shares of Common Stock to effect the conversion, and any accrued and unpaid dividends have been paid in full (as has been proposed for consideration of the stockholders at the Company's next annual meeting of stockholders). Holders of shares of Series E Preferred Stock are entitled to dividends equal to those declared on the Common Stock, or, if no dividends are declared on the Common Stock, nominal cumulative dividends are payable if the Series E Preferred Stock fails to be converted into Common Stock by September 1, 1996. In such event, no dividends shall be payable to the holders of the Company's Common Stock to the extent there are any unpaid cumulated dividends on the Series E Preferred Stock.

In May 1996, the Company sold 7,002 shares of its newly authorized Series D Preferred Stock (designated as the Series D Senior Convertible Preferred Stock, 15,000 shares authorized) for $1,000 per share. The holder of each share of Series D Preferred Stock will have the right to convert such share into 83.33 fully paid and nonassessable shares of Common Stock at any time subsequent to the date the Company's Certificate of Incorporation is amended so that the Corporation has a sufficient number of authorized and unissued shares of Common Stock to effect the conversion. If at any time after the first anniversary of the date of first issuance of the Series D Stock, the Common Stock of the Company has a closing sale price of at least $20 per share for a period of 20 consecutive trading days, the Company may convert all shares of the Series D Preferred Stock then outstanding into shares of Common Stock at $12 per share, without prior notice to the Stockholder. All shares of Series D Preferred Stock outstanding on the fifth anniversary of the date of first issuance of the Series D Preferred Stock will automatically be converted into shares of Common Stock based on the conversion price of $12 per share. Holders of shares of Series D Preferred Stock are entitled to cumulative dividends of 6% per annum, payable quarterly in cash on the first day of February, May, August and November in each year. For the purposes of conversion, to the extent that the Company does not pay any accrued and unpaid dividends within 15 days of the conversion with respect to those shares, such amount shall be added to the conversion value for those shares. Except as otherwise provided by law, the holders of Series D Preferred Stock will not be entitled to vote. As a result of the issuance of these shares, no dividends shall be payable to the holders of the Company's Common Stock to the extent there are any unpaid cumulated dividends on the Series D Preferred Stock.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

3.1 Designation of Rights and Preferences of Series D Preferred Stock (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference).

3.2 Designation of Rights and Preferences of Series E Preferred Stock (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference).

10.1     Revolving  redit  Agreement  dated  as  of   July 22, 1996,  among  the
         Company, COMFORCE Global, Inc., COMFORCE Technical Services, Inc. and The Chase Manhattan Bank.

11.1 Computation of Earnings (Loss) Per Share and Equivalent Share of Common Stock.

(b)  Reports on Form 8-K.

         On May 14, 1996, the Company filed Amendment No. 1 to a Current Report on Form 8-K/A to include the financial statements and pro forma financial statements required in connection with the Williams acquisition.

         On May 23, 1996, the Company filed a Current Report on Form 8-K to disclose the RRA acquisition.

         On June 3, 1996, the Company filed Amendment No. 1 to a Current Report on Form 8-K/A to include the financial statements and pro forma financial statements required in connection with the RRA acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                                  COMFORCE CORPORATION
                                                  --------------------
                                                       Registrant


Dated:   August 14, 1996                              PAUL J. GRILLO
------------------------                          ---------------------
                                                   Vice President/Finance
                                                  Chief Financial Officer