Form 10-K/A
period 1995-12-21
COMFORCE CORP
filed 1996-09-25
CIK 6814

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO.1

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

Documents Incorporated by Reference:   None

Item 1.  Business

General

COMFORCE Corporation (the "Company" or "COMFORCE") is a provider of technical staffing and consulting services in the information technology and telecommunications sectors. Its operations are currently conducted through its operating subsidiary, COMFORCE Global ("COMFORCE Global"). The Company has entered into an asset purchase agreement to acquire the assets and business of RRA Inc. and certain affiliated entities ("RRA") through a second operating subsidiary, COMFORCE Technical Services, Inc. ("COMFORCE Technical Services").

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

History

The Company was incorporated in Delaware in 1969. From 1985 until September 1995, the Company, under the name The Lori Corporation ("Lori"), designed and distributed fashion jewelry (the "Jewelry Business"). Prior thereto, under the names APECO Corporation and American Photocopy Equipment Company, the Company engaged in various business activities, including the manufacture of photocopy machines.

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

The purchase price paid by the Company for the COMFORCE Global stock was approximately $6.4 million, net of cash acquired. This consideration consisted of cash to the seller of approximately $5.1 million, fees of approximately $700,000, including a fee of $500,000 to a related party, and 500,000 shares of the Company's Common Stock valued at $843,000 (at a price per share of $1.68) issued as consideration for various fees and guarantees associated with the transaction. The 500,000 shares issued by the Company consisted of (i) 100,000 shares issued to an unrelated party for guaranteeing the purchase price to the seller, (ii) 100,000 shares issued to ARTRA, then the majority stockholder of the Company, in consideration of its guaranteeing the purchase price to the seller and agreeing to enter into the Assumption Agreement, (iii) 150,000 issued to two unrelated parties for advisory services in connection with the acquisition, and (iv) 150,000 shares issued to Peter R. Harvey, then a Vice President and director of the Company, for guaranteeing the payment of the purchase price to the seller and other guarantees to facilitate the transaction. Current management of the Company has questioned its obligation to issue the 150,000 shares to Peter Harvey and the 100,000 shares to ARTRA in consideration of their guarantees. However, for purposes of presenting earnings per share data, the Company is recognizing these shares as being issued and outstanding pending resolution of the disagreement among the parties. See "Discontinued Jewelry Business" in this Item 1.

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


Strategy

Plan for Growth

The Company's objective is to become the leading provider of telecommunications and information technology staffing services. The Company established its telecommunications staffing business with the acquisition of COMFORCE Global in October 1995, and further strengthened its base with the acquisition of Williams in March 1996.

The Company has identified the area of skilled technical contract labor and consulting for the telecommunications and information technology sectors as a potentially high growth, profitable market niche that could benefit from new opportunities in the wireless telephone industry and growth in networked information systems and the "information superhighway." The Company believes that it is positioned to capitalize on the anticipated continued growth in the telecommunications and information technology and technical sectors due to its size and industry expertise in providing a wide range of staffing services. The Company will seek to grow significantly through strategic acquisitions, the opening of offices in new and existing markets and aggressive recruiting, training, and marketing of industry specialists with a wide range of technical expertise.


Strategic Acquisitions

The Company's growth strategy includes the acquisition of established, profitable regional staffing companies in markets with attractive growth opportunities. These "platform" companies are intended to serve as a basis for future growth and, therefore, must have the management infrastructure and other operating characteristics necessary to significantly expand the Company's presence within a specific market sector or geographic area. In addition, the Company has as an objective acquisitions of smaller companies to supplement the operations within (or "tuck-under") a platform and thereby increase market share and profits with minimal incremental expense. The Company believes that its reputation in the industry and management style will facilitate its efforts to acquire smaller businesses that are seeking alliances with larger staffing companies to more effectively compete for national contracts. The Company's senior management team has experience in identifying acquisition targets and integrating acquired businesses into the Company's existing operations.

The Company intends to establish its technical services platform with the acquisition of RRA, and is actively seeking an acquisition of a platform company servicing the information technology market sector.

Internal Growth

The Company believes it can increase revenues through internal growth due to its presence in the information technology and telecommunications sectors. Further, the Company believes that it can achieve significant economies of scale by opening and clustering branch offices in new and existing markets through the allocation of management, advertising, recruiting and training costs over a larger revenue base. In addition, the Company has targeted selected areas of the technical services markets which it believes have high growth and profit potential.

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

Telecommunications and information technology staffing services have become the fastest growing segments of the staffing services industry, according to Staffing Industry Analysts, a leading trade magazine. Demand for technical project support, wireless development, software development and other computer and telecommunications-related services has increased significantly during the last decade, and the recent enactment of The Telecommunications Act of 1996, which deregulates substantial portions of the telecommunications industry, as well as the recent auction by the U.S. Government of radio frequency spectrum to be utilized for personal communication services ("PCS") wireless communications, are expected to further increase the demand for such services. Many employers outsource their management information systems and computer departments or have utilized the employees of staffing firms in an attempt to meet the increased demand for computer-skilled personnel. According to Staffing Industry Analysts, the information technology services sector is estimated to have had revenues of approximately $7.1 billion in 1994, representing a 25% increase over 1993. This publication estimates 1995 revenues in the information technology services sector to have been $8.9 billion, again representing a 25% increase over the prior year.

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

Recruiting of Contract Employees

The Company's COMFORCE Global subsidiary maintains an extensive database of telecommunications personnel. The Company recruits its contract employees through an on-going program that primarily utilizes its existing database of personnel, as well as local and national advertisements, job fairs and recruiting on the World Wide Web. In addition, the Company has succeeded in recruiting qualified employees through referrals from its existing labor force. The Company believes this balanced recruiting strategy will continue to provide it with high quality contract employees to meet its staffing demands.

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

Employees

As of March 31, 1996, the Company employed approximately 22 full-time staff employees and 350 contract employees (on a full-time equivalency basis) in its technical staffing business. During 1995, the Company had an average of approximately 250 employees on assignment per week.

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

In conjunction with the COMFORCE Global acquisition, the Company and ARTRA entered into an Assumption Agreement dated as of October 17, 1995 (the "Assumption Agreement"), under which ARTRA agreed to pay and discharge substantially all of the then existing liabilities and obligations of the Company, including indebtedness, corporate guarantees, accounts payable and environmental liabilities. ARTRA also agreed to assume responsibility for all liabilities of the Jewelry Business from and after October 17, 1995, and is entitled to receive the net proceeds, if any, from the sale thereof. On April 12, 1996, ARTRA sold the business and certain of the assets of the Company's Lawrence subsidiary for a selling price of $252,000 plus certain proceeds subsequently realized from the sale of existing inventory, which proceeds were applied to pay creditors of Lawrence or deposited in an escrow account to be applied for such purpose. ARTRA has advised the Company that none of the proceeds from the sale would remain following the payment of such creditors.

Environmental Matters

Prior to its entry into the Jewelry Business in 1985, the Company operated in excess of 20 manufacturing facilities for the production of, inter alia, photocopy machines, photographic chemical and paper coating. These operations were sold or discontinued in the late 1970s and early 1980s. Certain of these facilities may have used and/or generated hazardous materials and may have disposed of the hazardous substances, particularly before the enactment of laws governing the safe disposal of hazardous substances. Although the controlling stockholders and current management had no involvement in such prior manufacturing operations, the Company could be held to be responsible for clean-up costs if any hazardous substances were deposited at these manufacturing sites, or at off-site waste disposal locations, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), or under other Federal or state environmental laws now or hereafter enacted. However, except for the Gary, Indiana site described below, the Company has not been notified by the Federal Environmental Protection Agency (the "EPA") that it is a potentially responsible party for, nor is the Company aware of having disposed of hazardous substances at, any site.

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

Item 3.   Legal Proceedings

The Company is involved in a proceeding described above under "Environmental Matters" in Item 1.

The Company is a party to routine contract and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business, results of operations or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, employee benefit liability insurance, owner's and contractor's protective insurance and exporter's foreign operations insurance with coverage of $1 million on a per claim basis and $2 million aggregate (with $3 million umbrella coverage). The Company insures against workers' compensation in amounts required under applicable state law and in the amount of $500,000 in the case of foreign workers. The Company also maintains fidelity insurance in the amount of $25,000 per claim. The Company is presently soliciting quotations to obtain directors' and officers' liability insurance and errors and omissions coverage.

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

(F) In conjunction with the COMFORCE Global acquisition, ARTRA agreed to assume substantially all pre-existing Lori liabilities. During 1995, ARTRA received $399,000 of advances from the Company. Subsequent to December 31, 1995 ARTRA repaid the above advances and made net payments of $647,000 to reduce pre-existing Lori liabilities. Such payments have been included in the Company's Consolidated Financial Statements at December 31, 1995 as amounts receivable from ARTRA and as additional paid-in capital. To the extent ARTRA is able to make subsequent payments, they will be recorded as additional paid-in capital. In the fourth quarter of 1995, ARTRA exchanged all of its shares of the Company's Series C cumulative preferred stock for 100,000 newly issued shares of the Company's common stock. During 1994, ARTRA made net advances to Lori of $2,531,000. Effective December 29, 1994, ARTRA exchanged $2,242,000 of its notes and advances for additional Lori preferred stock. In February 1993, ARTRA transferred all of its notes to Lori's capital account. See Notes 9 and 15 to the Company's Consolidated Financial Statements.

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

                                                                    Year Ended December 31 1995
                                                                      (unaudited in thousands)
                                                       ---------------------------------------------------
                                                                    COMFORCE      Pro Forma
                                                       Historical   Global(A)    Adjustments     Pro Forma
                                                       ----------   ---------    -----------     ---------
Revenues                                               $  2,387      $  9,568(C)                  $ 11,955
                                                        -------       -------                      -------
Operating costs and expenses:
   Cost of revenues                                       1,818         7,178                        8,996
   Stock compensation (E)                                 3,425                                      3,425
   Spectrum  corporate management fees (D)                              1,140                        1,140
   Other operating costs and expenses                       823         1,397       $     50(B)      2,270
                                                        -------       -------       --------       -------
                                                          6,066         9,715             50        15,831
                                                        -------       -------       --------       -------
   Operating earnings (loss)                             (3,679)         (147)           (50)       (3,876)
                                                        -------       -------       --------       -------
Interest and other non-operating expenses                  (618)            7            410(C)       (201)
                                                        -------       -------       --------       -------
                                                           (618)            7            410          (201)
                                                        -------       -------       --------       -------

Earnings (loss) from continuing operations
   before income taxes                                   (4,297)         (140)           360        (4,077)
(Provision) credit for income taxes                         (35)           21                          (14)
                                                        -------       -------       --------       -------
Loss from continuing operations                        $ (4,232)     $   (119)      $    460      $ (4,091)
                                                        =======       =======       ========       =======

                                                                    Year Ended December 31 1994
                                                                      (unaudited in thousands)
                                                       ---------------------------------------------------
                                                          (A)       COMFORCE      Pro Forma
                                                       Historical   Global(B)    Adjustments     Pro Forma
                                                       ----------   ---------    -----------     ---------
Revenues                                                             $  8,245                     $  8,245
                                                                      -------                      -------
Operating costs and expenses:
    Cost of revenues                                                    6,417                        6,417
    Spectrum  corporate management fees (D)                               803                          803
    Other operating costs and expenses                 $    966         1,134       $     68(B)      2,168
                                                        -------       -------       --------       -------
                                                            966         8,354             68         9,388
                                                        -------       -------       --------       -------

 Operating earnings (loss)                                 (966)         (109)           (68)       (1,143)
                                                        -------       -------       --------       -------
Interest and other non-operating expenses                (1,316)            9                       (1,307)
                                                        -------       -------                      -------
                                                         (1,316)            9                       (1,307)
                                                        -------       -------                      -------
Loss from continuing operations
 before income  taxes                                    (2,282)         (100)           (68)       (2,450)
Provision for income taxes                                                (15)                         (15)
                                                        -------       -------       --------       -------
   Loss from continuing operations                     $ (2,282)     $   (115)      $    (68)     $ (2,465)
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

          (B)  Amortization  of  goodwill   arising  from  the  COMFORCE  Global
               Acquisition. The table below reflects where amortization of goodwill has been recorded.

                                                          1995         1994
                                                        --------     --------
                  Historical Lori (Comforce Corp.)      $ 51,000     $    -
                  Historical Global`                     142,000      175,000
                  Proforma Adjustments                    50,000       68,000
                                                        --------     --------
                  Adjusted proforma per financial
                    statements                          $243,000     $243,000
                                                        ========     ========

           (C) Reverse interest expense on notes and other liabilities to be assumed by ARTRA. The interest adjustment in 1995 was for interest on notes directly related to Lori Corporation activities and were incurred in 1995. These liabilities were not outstanding during 1994 and, accordingly, a similar interest adjustment is not required.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion supplements the information found in the consolidated financial statements and related notes:

Change in Business

From 1985 until September 1995, the Company, under the name The Lori Corporation ("Lori"), designed and distributed fashion costume jewelry. Due to continuing losses in the Jewelry Business and the erosion of the markets for its products, Lori determined to seek to enter into another line of business. In June 1995, Lori contracted with current management to direct its entry into the technical staffing business. On October 17, 1995, the Company acquired all of the capital stock of Spectrum Global Services, Inc. (formerly d/b/a YIELD Global and, following its acquisition by the Company, renamed COMFORCE Global Inc. ("COMFORCE Global")), a provider of technical staffing and consulting services in the information technology and telecommunications sectors. Accordingly, on October 17, 1995, the Company became a provider of technical staffing and consulting services. Prior to its acquisition by COMFORCE, COMFORCE Global was a wholly owned subsidiary of Spectrum Information Technologies, Inc. In connection with its new business direction, the Company changed its name to COMFORCE Corporation. As discussed under "Discontinued Jewelry Business" in this Item 7, effective September 30, 1995, the Company adopted a plan to discontinue the Jewelry Business.

The price paid by the Company for the COMFORCE Global stock and related acquisition costs was approximately $6.4 million, net of cash acquired. This consideration consisted of cash to the seller of approximately $5.1 million, fees of approximately $700,000, including a fee of $500,000 to a related party, and 500,000 shares of the Company's Common Stock issued as consideration for various fees and guarantees associated with the transaction. The 500,000 shares issued by the Company consisted of (i) 100,000 shares issued to an unrelated party for guaranteeing the purchase price to the seller, (ii) 100,000 shares issued to ARTRA, then the majority stockholder of the Company, in consideration of its guaranteeing the purchase price to the seller and agreeing to enter into the Assumption Agreement, (iii) 150,000 issued to two unrelated parties for advisory services in connection with the acquisition, and (iv) 150,000 shares issued to Peter R. Harvey, then a Vice President and director of the Company, for guaranteeing the payment of the $6.4 million purchase price to the seller. Current management of the Company has questioned its obligation to issue the 150,000 shares to Peter Harvey and the 100,000 shares to ARTRA in consideration of their guarantees. However, for purposes of presenting earnings per share data, the Company is recognizing these shares as being issued and outstanding pending resolution of the disagreement among the parties.

In order to facilitate the COMFORCE Global acquisition, ARTRA agreed to exchange all of the Series C Preferred Stock of the Company then held by it (9,701 shares, which constituted all of the issued and outstanding Preferred Stock of the Company) for 100,000 shares of the Company's Common Stock. The liquidation value of the Series C Preferred Stock was $19.5 million in the aggregate. In addition, the Company and ARTRA entered into an Assumption Agreement dated as of October 17, 1995 (the "Assumption Agreement"), under which ARTRA agreed to pay and discharge substantially all of the then existing liabilities and obligations of the Company, including indebtedness, corporate guarantees, accounts payable and environmental liabilities. ARTRA also agreed to assume responsibility for all liabilities of the Jewelry Business from and after October 17, 1995, and is entitled to receive the net proceeds, if any, from the sale thereof. On April 12, 1996, ARTRA sold the business and certain of the assets of the Company's Lawrence subsidiary for a selling price of $252,000 plus certain proceeds subsequently realized from the sale of existing invetory, which proceeds were applied to pay creditors of Lawrence or deposited in an escrow account to be applied for such purpose. ARTRA has advised the Company that none of the proceeds from the sale would remain following the payment of such creditors.

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

The Company has identified the area of skilled technical contract labor and consulting for the telecommunications and information technology sectors as a potentially high growth, profitable market niche that could benefit from new opportunities in the wireless telephone industry and growth in networked information systems and the "information superhighway." The Company believes that it is positioned to capitalize on the anticipated continued growth in the telecommunications and information technology and technical sectors due to its size, and industry expertise in providing a wide range of staffing services. The Company will seek to grow significantly through strategic acquisitions, the opening of offices in new and existing markets and aggressive recruiting, training, and marketing of industry specialists with a wide range of technical expertise.

The Company's growth strategy includes the acquisition of established, profitable regional staffing companies in markets with attractive growth opportunities. These "platform" companies are intended to serve as a basis for future growth and, therefore, must have the management infrastructure and other operating characteristics necessary to significantly expand the Company's presence within a specific market sector or geographic area. In addition, the Company has as an objective acquisitions of smaller companies the operations of which supplement and can be integrated into the established platform companies to increase market share and profits with minimal incremental expense.

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

Pro forma operating loss in the year ended December 31, 1995 was $3,989,000 as compared to pro forma operating loss of $1,143,000 in the year ended December 31, 1994. The increased 1995 pro forma operating loss is principally attributable to a compensation charge of $3,425,000 related to the issuance of a 35% interest in the Company as additional compensation for certain individuals to enter into employment or consulting services agreements to manage the Company's entry into and development of the telecommunications and computer technical staffing services business and Increased Corporate Management fees as discussed above, partially offset by an increased pro forma gross margin attributable to the overall growth and expansion of COMFORCE Global's telecommunications and computer technical staffing services business.

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

Discontinued Jewelry Business

In conjunction with the COMFORCE Global acquisition, the Company and ARTRA entered into an Assumption Agreement dated as of October 17, 1995 (the "Assumption Agreement"), under which ARTRA agreed to pay and discharge substantially all of the then existing liabilities and obligations of the Company, including indebtedness, corporate guarantees, accounts payable and environmental liabilities. ARTRA also agreed to assume responsibility for all liabilities of the Jewelry Business from and after October 17, 1995, and is entitled to receive the net proceeds, if any, from the sale thereof. On April 12, 1996, ARTRA sold the business and certain of the assets of the Company's Lawrence subsidiary for a selling price of $252,000 plus certain proceeds subsequently realized from the sale of existing invetory, which proceeds were applied to pay creditors of Lawrence or deposited in an escrow account to be applied for such purpose. ARTRA has advised the Company that none of the proceeds from the sale would remain following the payment of such creditors.

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

Environmental Matters

In December 1994, the Company was notified by the EPA that it is a potentially responsible party under CERCLA for the disposal of hazardous substances at a site in Gary, Indiana. The alleged disposal occurred in the mid-1970s at a time when the Company conducted operations as APECO (see "History" in Item 1). In this connection, in December 1994, the Company was named as one of approximately 80 defendants in a case brought in the United States District Court for the Northern District of Indiana by a group of 14 potentially responsible parties who agreed in a consent order entered into with the EPA to clean-up this site. The plaintiffs have estimated that the cost of cleaning up this site to be $45 million, and have offered to settle the case with the Company for $991,445. This amount represents the plaintiffs' estimate of the Company's pro rata share of the clean-up costs. The Company declined to accept this settlement proposal, which was subsequently withdrawn.

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

See "Environmental Matters" in Item 1.

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
                   2.   Financial Statement Schedules as listed on Page F-1.
                   3.   Exhibits as listed on Page E-1.

           (b)     Reports on Form 8-K.

                   The following reports were filed by the Company during the fourth quarter of 1995:

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

                   On December 28, 1995 the Company filed an Amendment No. 1 to its Form 8-K dated October 17, 1995 to file financial statements as required in accordance with Item 7(a)(4) of Form 8-K and to file related pro forma financial information as required in accordance with Item 7(b) of Form 8-K.

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

                                         Date:  September 24, 1996

                         INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----
COMFORCE CORPORATION AND SUBSIDIARIES


  Report of Independent Accountants


  Financial Statements:

    Consolidated Balance Sheets as of December 31, 1995 and 1994

    Consolidated Statements of Operations
      for the years ended December 31, 1995, 1994 and 1993

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

    Consolidated Statements of Cash Flows
      for the years ended December 31, 1995, 1994 and 1993

    Notes to Consolidated Financial Statements


    Schedules:

      II.     Valuation and Qualifying Accounts




Schedules other than those listed are omitted as they are not applicable or required or equivalent information has been included in the financial statements or notes thereto.


COMFORCE GLOBAL, INC.

   Financial Statements as of September 30, 1995 and for the nine month period ended September 30, 1995 and Financial Statements as of December 31, 1994 and for the year ended December 31, 1994

         Report of Independent Accountants

         Balance Sheets

         Statements of Operations and Retained Earnings (accumulated deficit)

         Statements of Cash Flows

         Notes to Combined Financial Statements

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


3.       COMFORCE GLOBAL ACQUISITION

On September 11, 1995, Lori signed a stock purchase agreement to participate in the acquisition of one hundred percent of the capital stock of COMFORCE Global, Inc. ("COMFORCE Global"), formerly Spectrum Global Services, Inc. d/b/a YIELD Global, a wholly owned subsidiary of Spectrum Information Technologies, Inc. ("Spectrum") for consideration of approximately $6.4 million, net of cash acquired. This consideration consisted of cash to the seller of approximately $5.1 million, fees of approximately $700,000, including a fee of $500,000 to a related party, and 500,000 shares of the Company's Common Stock valued at $843,000 (at a price per share of $1.68) issued as consideration for various fees and guarantees associated with the transaction. The 500,000 shares issued by the Company consisted of (i) 100,000 shares issued to an unrelated party for guaranteeing the purchase price to the seller, (ii) 100,000 shares issued to ARTRA, then the majority stockholder of the Company, in consideration of its guaranteeing the purchase price to the seller and agreeing to enter into the Assumption Agreement, (iii) 150,000 issued to two unrelated parties for advisory services in connection with the acquisition, and (iv) 150,000 shares issued to Peter R. Harvey, then a Vice President and director of the Company, for guaranteeing the payment of the purchase price to the seller and other guarantees to facilitate the transaction. Current management of the Company has questioned its obligation to issue the 150,000 shares to Peter Harvey and the 100,000 shares to ARTRA in consideration of their guarantees. However, for purposes of presenting earnings per share data, the Company is recognizing these shares as being issued and outstanding pending resolution of the disagreement among the parties. Additionally, in conjunction with the COMFORCE Global acquisition, ARTRA agreed to pay and discharge substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation.

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


                      COMFORCE CORPORATION AND SUBSIDIARIES
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      For the year ended December 31, 1995
                                 (In thousands)

                                                                            COMFORCE        Pro Forma
                                                           Historical      Global (A)      Adjustments     Pro Forma
                                                            ----------     ----------      -----------    -----------

   Revenues                                                $     2,387    $     9,568                     $    11,955
                                                            ----------     ----------                      ----------
   Operating Costs and Expenses
      Stock compensation (E)                                     3,425                                          3,425
      Spectrum  corporate management fees (D)                                   1,140                           1,140
      Other operating costs and expenses                         2,641          8,575       $    50 (B)        11,266
                                                            ----------     ----------        ------        ----------
                                                                 6,066          9,715            50            15,831
                                                            ----------     ----------        ------        ----------

    Operating earnings (loss)                                   (3,679)          (147)          (50)           (3,876)
                                                            ----------     ----------        ------        ----------


   Interest and other non-operating expenses                      (618)             7           410 (C)          (201)
                                                            ----------     ----------        ------        ----------
                                                                  (618)             7           410              (201)
                                                            ----------     ----------        ------        ----------

   Earnings (loss) from continuing operations
      before income taxes                                      (4,297)          (140)           460            (4,077)

   (Provision) credit for income taxes                            (35)            21                              (14)
                                                           ----------     ----------         ------        ----------
   Loss from continuing operations                        $    (4,332)   $      (119)       $   460       $    (4,091)
                                                           ==========     ==========         ======        ==========

   Loss per share from continuing operations              $      (.95)                                    $      (.44)
                                                           ==========                                      ==========

   Weighted average shares outstanding (F)                      4,596                                           9,309
                                                           ==========                                      ==========

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                      COMFORCE CORPORATION AND SUBSIDIARIES
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      For the year ended December 31, 1994
                                 (In thousands)

                                                                            COMFORCE        Pro Forma
                                                           Historical      Global (A)      Adjustments     Pro Forma
                                                           ----------      ----------      -----------    -----------
   Revenues                                                               $     8,245                     $     8,245
                                                                           ----------                      ----------
   Operating Costs and Expense:
   Spectrum  corporate management fees (D)                                        803                             803
   Other operating costs and expenses                     $       966     $     7,551       $    68(B)          8,585
                                                           ==========      ==========        ======        ==========
                                                                                8,354                           9,388
                                                           ----------      ----------        ------        ----------
  Operating earnings (loss)                                     (966)           (109)           (68)          (1,143)
                                                           ----------      ----------        ------        ----------

   Interest and other non-operating expenses                   (1,316)              9                          (1,307)
                                                           ----------      ----------        ------        ----------
                                                               (1,316)              9                          (1,307)
                                                           ----------      ----------        ------        ----------

   Loss from continuing operations before income taxes         (2,282)           (100)          (68)           (2,450)
   Provision for income taxes                                                     (15)                            (15)
                                                           ----------      ----------        ------        ----------

   Loss from continuing operations                        $    (2,282)    $      (115)      $   (68)      $    (2,465)
                                                           ==========      ==========        ======        ==========

   Loss per share from continuing operations              $      (.72)                                    $      (.28)
                                                           ==========                                      ==========

   Weighted average shares outstanding (F)                      3,195                                           8,833
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

          (B)  Amortization  of  goodwill   arising  from  the  COMFORCE  Global
               Acquisition. The table below reflects where amortization of goodwill has been recorded.

                                                          1995         1994
                                                        --------     --------
                  Historical Lori (COMFORCE)            $ 51,000     $    -
                  Historical COMFORCE Global'            142,000      175,000
                  Proforma Adjustments                    50,000       68,000
                                                        --------     --------
                  Adjusted proforma per financial
                    statements                          $243,000     $243,000
                                                        ========     ========

           (C) Reverse interest expense on notes and other liabilities to be assumed by ARTRA. The interest adjustment in 1995 was for interest on notes directly related to The Lori Corporation activities and were incurred in 1995. These liabilities were not outstanding during 1994 and, accordingly, a similar interest adjustment is not required.

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

          (F) Pro forma weighted average shares outstanding includes shares of the Company's common stock issued in the private placement that funded the COMFORCE Global transaction, including 100,000 shares issued to a non-related party, and 150,000 shares issued to Peter Harvey, then a Vice President of the Company, for guaranteeing the payment of the purchase price to the seller and other guarantees associated with the COMFORCE Global acquisition, and shares issued to certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing business. Current management of the Company has questioned its obligation to issue the 150,000 shares to Peter Harvey and the 100,000 shares to ARTRA in consideration of their guarantees. However, for purposes of presenting earnings per share data, the Company is recognizing these shares as being issued and outstanding pending resolution of the disagreement among the parties.

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

The Company recognized an extraordinary gain of $8,965,000 ($2.81 per share) in December 1994 as a result of the reduction of amounts due the bank under the loan agreements of Lori and its operating subsidiaries and Fill-Mor to $10,500,000 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank) as of December 23, 1994. The 400,000 shares of ARTRA common stock issued as consideration for the debt settlement agreement (with a fair market value of $2,500,000 based upon the closing market price on the date of issue) were contributed by ARTRA to Lori's capital account. The extraordinary gain was calculated (in thousands) as follows:


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

The $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori of $6,657,000 in 1995. The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a former director of the Company. The loan provided for interest at the prime rate plus 1%. As consideration for assisting with the debt restructuring, the former director received 150,000 shares of the Company's common stock valued at $337,500 ($2.25 per share) based upon the closing market value on March 30, 1995. The $337,500 represented additional compensation for debt restructuring and as such was charged against the extraordinary gain from debt restructuring in 1995. The principal amount of the loan was reduced $750,000 at July 31, 1995. The remaining loan principle was not repaid on its scheduled to maturity date of July 31, 1995. Per terms of the loan agreement, the former director received an additional 50,000 of the Company's common stock as compensation for the non-payment of the loan at its originally scheduled maturity. The additional 50,000 shares at a value of approximately $82,000 has been charged to interest expense in 1995. At December 31, 1995, the $750,000 note was classified in the Company's consolidated balance sheet as liabilities to be assumed by ARTRA. The loan was paid in full in March 1996 by ARTRA pursuant to the assumption agreement as discussed in Note 9.

During the second and third quarters of 1995, Lori entered into a series of agreements with certain unaffiliated lenders that provided for short-term loans with interest at 15%. As additional compensation certain lenders received an aggregate of 91,176 shares of the Company's common stock valued at approximately $149,000 (which amount was included in interest expense in 1995) and certain lenders received warrants to purchase an aggregate of 195,000 shares of the Company's common stock at prices ranging from $2.00 per share to $2.50 per share, the fair market value at the dates of grant. The warrants expire five years from the date of issue. The proceeds from these loans were used to fund the September $500,000 down payment on the COMFORCE Global acquisition, with the remainder used to fund working capital requirements of the Company's discontinued Jewelry Business. At December 31, 1995, short-term loans with an aggregate principal balance of $1,236,000 were classified in the Company's consolidated balance sheet as liabilities to be assumed by ARTRA.

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


9. LIABILITIES TO BE ASSUMED BY ARTRA GROUP INCORPORATED AND NET LIABILITIES OF DISCONTINUED OPERATIONS

In conjunction with the COMFORCE Global acquisition (see Note 3), ARTRA agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Additionally, ARTRA agreed to assume all of the assets and liabilities of the Company's discontinued Jewelry Business. In April 1996, ARTRA sold the business and certain assets of the Jewelry Business.

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


10.      PREFERRED STOCK

The Company's Series C cumulative preferred stock, owned in its entirety by ARTRA, accrued dividends at the rate of 13% per annum on its liquidation value. Book value and accumulated dividends of $7,011,000 on this stock aggregated $19,515,000 at December 31, 1994. In the fourth quarter of 1995, ARTRA exchanged its Series C cumulative preferred stock for 100,000 newly issued shares of the Company's common stock. The issuance of these shares of the Company's common stock to ARTRA is subject to ratification by the Company's shareholders.

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

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



15.      RELATED PARTY TRANSACTIONS


Effective July 4, 1995, Lori's management agreed to issue up to a 35% common stock interest in the Company to certain individuals to manage the Company's entry into the telecommunications and computer technical staffing business (approximately 3,700,000 after certain anti-dilutive provisions). In October 1996, the Company issued approximately 3,100,000 shares of its common stock to the above individuals. The remaining common shares due the above individuals will be issued in 1996 after shareholder approval of an increase in the Company's authorized common shares. The Company recognized a non-recurring compensation charge of $3,425,000 related to the issuance of this stock since these stock awards were 100% vested when issued, and were neither conditioned upon these individuals' service to the Company as employees nor the consummation of the COMFORCE Global acquisition. Accordingly, this compensation charge was fully recognized in 1995. The cost of the remaining common shares to be issued in 1996 ($550,000) is classified in the Company's consolidated balance sheet at December 31, 1995 as obligations expected to be settled by the issuance of common stock. The shares of the Company's common stock issued and to be issued in accordance with the above agreements were valued at $.93 per share. Management valued the Company based on its discussions with market makers and other advisors, taking into account (i) that the Jewelry Business, which was discontinued at the end of the second quarter of 1995, had a negligible value, and (ii) the value of the Company was principally related to the potential effect that a purchase of COMFORCE Global, if successfully concluded, would have market value of the Company's Common Stock. Management believes this value of $.93 per share to be a fair and appropriate value based upon the Company's financial condition as of the date the Company became obligated to issue these shares. After the issuance of these common shares, plus the effects of the issuance of common shares sold by private placements and other common shares issued in conjunction with the COMFORCE Global acquisition, ARTRA's common stock ownership interest in the Company was reduced to approximately 25% at December 31, 1995.

In December 1995 the Company made loans totaling $56,000 to the above named individuals to cover income tax liabilities relating to the issuances of shares of the Company's common stock. Subsequent to December 31, 1995, the Company made additional loans to these individuals totaling $289,000. All loans are evidenced by notes which bear interest at 6% per annum and mature December 10, 1997.

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

In the fourth quarter of 1995, ARTRA exchanged its interest in the entire issue of the Company's Series C cumulative preferred stock for 100,000 newly issued shares of the Company's common stock. The issuance of these shares of the Company's common stock to ARTRA is subject to ratification by the Company's shareholders. During 1995, ARTRA received $399,000 of advances from the Company. In 1996, the Company advanced ARTRA an additional $54,000. ARTRA repaid the above advances and paid down $647,000 of the pre-existing Lori liabilities it assumed in conjunction with the COMFORCE Global acquisition as discussed in Note
9. The $399,000 advance to ARTRA and the $647,000 payment on pre-existing Lori liabilities made by ARTRA have been classified in the Company's consolidated financial statements at December 31, 1995 as amounts receivable from ARTRA.

                      COMFORCE CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)




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

In December 1994, the Company was notified by the EPA that it is a potentially responsible party under CERCLA for the disposal of hazardous substances at a site in Gary, Indiana. The alleged disposal occurred in the mid-1970s at a time when the Company conducted operations as APECO. In this connection, in December 1994, the Company was named as one of approximately 80 defendants in a case brought in the United States District Court for the Northern District of Indiana by a group of 14 potentially responsible parties who agreed in a consent order entered into with the EPA to clean-up this site. The plaintiffs have estimated the cost of cleaning up this site to be $45 million, and have offered to settle the case with the Company for $991,445. This amount represents the plaintiffs' estimate of the Company's pro rata share of the clean-up costs. The Company declined to accept this settlement proposal, which was subsequently withdrawn.

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

Under the terms of the Assumption Agreement, ARTRA has agreed to pay and discharge substantially all of the Company's pre- existing liabilities and obligations, including environmental liabilities at any sites at which the Company allegedly operated facilities or disposed of hazardous substances, whether or not the Company is currently identified as a potentially responsible party therefor. Consequently, the Company is entitled to indemnification from ARTRA for any environmental liabilities associated with the Gary, Indiana site. No assurance can, however, be given that ARTRA will be financially capable of satisfying its obligations under the Assumption Agreement.

The Company is a party to routine contract and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business, results of operations or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, employee benefit liability insurance, owner's and contractor's protective insurance and exporter's foreign operations insurance with coverage of $1 million on a per claim basis and $2 million aggregate (with $3 million umbrella coverage). The Company insures against workers' compensation in amounts required under applicable state law and in the amount of $500,00 in the case of foreign workers. The Company also maintains fidelity insurance in the amount of $25,000 per claim. The Company is presently soliciting quotations to obtain directors' and officers' liability insurance and errors and omissions coverage.

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

Report of Independent Accountants


To the Board of Directors of COMFORCE Global, Inc.:

We have audited the accompanying balance sheets of COMFORCE Global, Inc. (formerly Spectrum Global Services, Inc., the "Company") as of September 30, 1995 and December 31, 1994, and the related statements of operations and retained earnings (accumulated deficit) and cash flows for the nine month period ended September 30, 1995 and the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comforce Global, Inc. as of September 30, 1995 and December 31, 1994, and the results of its operations and its cash flows for the nine month period ended September 30, 1995 and the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                             COOPERS & LYBRAND L.L.P.

Melville, New York
December 1, 1995

COMFORCE Global, Inc.
Balance Sheets
as of September 30, 1995 and December 31, 1994

                                                 September 30,    December 31,
                ASSETS:                              1995             1994
                                                 ------------    ------------
Current assets:
  Cash and cash equivalents                      $  1,186,868    $    426,334
  Accounts receivable                               1,602,659       1,456,583
  Unbilled accounts receivable                        279,626         158,793
  Prepaid expenses and other assets                    23,173          32,664
                                                 ------------    ------------
          Total current assets                      3,092,326       2,074,374


Property and equipment, net                            93,708          55,877
Intangible assets                                   2,149,661       2,272,890
Other assets                                           14,491          25,477
                                                 ------------    ------------
          Total assets                           $  5,350,186    $  4,428,618
                                                 ============    ============



   LIABILITIES AND STOCKHOLDERS'EQUITY(DEFICIENCY):

Current liabilities (deficiency):
  Accounts payable                               $     42,792    $     27,714
  Accrued liabilities                                 423,580         229,703
  Income taxes payable                                                 24,453
  Accounts payable - parent                           978,855         178,106
  Accounts payable - affiliates                        30,980          30,086
                                                 ------------    ------------
          Total current liabilities                 1,476,207         490,062
                                                 ------------    ------------

Stockholders' equity (deficiency):
  Capital stock                                             1               1
  Additional paid-in capital                        3,919,999       3,919,999
  Retained earnings (accumulated deficit)             (46,021)         18,556
                                                 ------------    ------------
          Total stockholders' equity                3,873,979       3,938,556
                                                 ------------    ------------
          Total liabilities and
            stockholders' equity (deficiency)    $  5,350,186    $  4,428,618
                                                 ============    ============


The accompanying notes are an integral part of the financial statements.

COMFORCE Global, Inc.
Statements of Operations and Retained Earnings (Accumulated Deficit)


                                                  Nine month
                                                 period ended     Year ended
                                                 September 30,    December 31,
                                                     1995             1994
                                                 ------------    ------------

Sales                                            $  9,007,461    $  8,244,721
                                                 ------------    ------------


Direct costs and expenses:
Cost of sales                                       6,764,942       6,417,395
Operating expenses                                  1,159,168       1,133,298
Overhead charges from parent (Note 9)               1,139,560         803,280
                                                 ------------    ------------
     Total direct costs and expenses                9,063,670       8,353,973
                                                 ------------    ------------

                                                      (56,209)       (109,252)
                                                 ------------    ------------

Other income (expense):
  Interest income                                       6,632           8,975
                                                 ------------    ------------
  Other income (expense)                                6,632           8,975
                                                 ------------    ------------

Loss before provision for income taxes                (49,577)       (100,277)

Income tax provision                                   15,000          14,740
                                                 ------------    ------------

     Net loss                                         (64,577)       (115,017)

Retained earnings, beginning of year                   18,556         133,573
                                                 ------------    ------------
     Retained earnings(accumulated deficit),
       end of period                             $    (46,021)   $     18,556
                                                 ============    ============


The accompanying notes are an integral part of the financial statements.


COMFORCE Global, Inc.
Statements of Cash Flows


                                                   Nine month
                                                  period ended    Year ended
                                                  September 30,   December 31,
                                                      1995            1994
                                                 ------------    ------------

Cash flows from operating activities:
 Net (loss) income                               $    (64,577)   $   (115,017)
 Adjustments to reconcile net income to cash
  flows provided by operating activities:
    Depreciation                                        18,836         10,173
    Amortization                                       123,229        164,305
    Changes in operating assets and liabilities:
     Accounts receivable                              (146,076)      (256,348)
     Unbilled accounts receivable                     (120,833)      (158,793)
     Prepaid expenses                                    9,491         (9,186)
     Deposits                                           10,986        (24,360)
     Accounts payable                                   15,078         22,645
     Accrued liabilities                               193,877        139,216
     Accounts payable - parent                         800,749        178,106
     Income taxes payable                              (24,453)       (18,657)
     Accounts payable - affiliate                          894         30,086
                                                  ------------   ------------
       Net cash provided by (used in)
         operating activities                          817,201        (37,830)
                                                  ------------   ------------

Cash flows from investing activities:
 Purchase of property and equipment                    (56,667)       (54,318)
                                                  ------------   ------------
       Net cash used in investing activities           (56,667)       (54,318)
                                                  ------------   ------------

       Net increase (decrease) in cash
         and cash equivalents                          760,534        (92,148)
                                                  ------------   ------------

Cash and cash equivalents, beginning of year           426,334        518,482
                                                  ------------   ------------

Cash and cash equivalents, end of period          $  1,186,868   $    426,334
                                                  ============   ============

Cash paid for:
 Income taxes                                     $     35,371   $     51,884
                                                  ============   ============


The accompanying notes are an integral part of the financial statements.

COMFORCE Global, Inc.
Notes to Combined Financial Statements


1.       Description of Business:

COMFORCE Global, Inc. (formerly Spectrum Global Services, Inc.) (the "Company"), a Delaware Corporation, became a wholly owned subsidiary of Spectrum Information Technologies, Inc. through an acquisition of the Company's assets on October 31, 1993. On October 17, 1995, 100% of the stock of Spectrum Global Services, Inc. was sold to The Lori Corporation (now known as COMFORCE Corporation) ("Lori"), at which time the Company changed its name to COMFORCE Global, Inc. The Company provides telecommunications and computing staffing and consulting services worldwide.

2.       Summary of Significant Accounting Policies:

Revenue Recognition

Revenue for providing staffing services is recognized at the time such services are rendered.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid short-term investments with an original maturity of three months or less. Cash equivalents consists primarily of money market funds.

Accounts Receivable and Unbilled Accounts  Receivable

Accounts receivable consists of those amounts due to the Company for staffing services rendered to various customers. Accrued revenue consists of revenues earned and recoverable costs for which billings have not yet been presented to the customers as of the balance sheet dates.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for betterments and major renewals are capitalized. The cost of assets sold or retired and the related amounts of accumulated depreciation are eliminated from the accounts in the year of disposal, with any resulting profit or loss included in income. Depreciation and amortization of assets are provided using the straight-line method over the estimated useful life of the asset.

Intangibles

Goodwill is amortized over 15 years on a straight line basis.

Income Taxes

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to their expected realizable value. The cumulative effect of implementing SFAS No.
109 as of January 1, 1994 was not significant.

3.       Purchase of Assets:

On October 31, 1993, Spectrum Information Technologies, Inc. purchased the assets and assumed the liabilities of the Company (then known as Yield Industries, Inc.) and Wintec Corporation ("Wintec"). Subsequent to this, the name was changed to Spectrum Global Services, Inc. The acquisition has been accounted for as a purchase. The fair value of the assets acquired, including goodwill, was $4,120,000 and liabilities assumed totaled $199,000. Goodwill of approximately $2,465,000 is being amortized over 15 years on a straight-line basis.

4.       Property and Equipment:

Property and equipment are summarized as follows:

                                            Life of
                                           equipment       1995         1994
                                           ---------    ---------   ---------


     Office equipment                      3-5 years    $  61,311   $  37,211
     Furniture and fixtures                 5-years        65,144      32,577
                                                        ---------   ---------
                                                          126,455      69,788
       Less, accumulated depreciation                      32,747      13,911
                                                        ---------   ---------
                                                        $  93,708   $  55,877
                                                        =========   =========

5.       Income Taxes:
The provision for income taxes of $15,000 for the nine months ended September 30, 1995 and $14,740 for the year ended December 31, 1994 reflects minimum state and local income taxes as the Company has state net operating losses on separate Company returns. The Company files its federal income tax return as part of its parent's consolidated return. Due to significant losses of the parent, the Company has provided a full valuation on the potential future benefit from its federal net operating losses. Net losses for financial reporting purposes do not differ significantly from net losses for income tax purposes.

6.       Concentration of Credit Risk:
The Company's accounts receivable as of September 30, 1995 and December 31, 1994 consist primarily of amounts due from telecommunication companies. As a result, the collectibility of these receivables is dependent, to an extent, upon the economic condition of the telecommunications industry. At September 30, 1995 and December 31, 1994, the Company had four customers with accounts receivable balances that aggregated 48% and 46%, respectively, of the Company's total accounts receivable. Percentages of total revenues from significant customers for the nine month period ended September 30, 1995 and the year ended December 31, 1994 are summarized as follows:

                                        September 30,  December  31,
                                            1995           1994
                                        ------------   ------------

          Customer 1                         19.2%         19.9%
          Customer 2                         12.9%         12.8%
          Customer 3                         10.5%          9.9%


The Company maintains cash in bank accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on their cash balances. The Company believes it mitigates such risk by investing its cash through major financial institutions.

7.      Accrued Expenses:

Accrued expenses consist of the following:
                                                  1995          1994
                                              ------------   ------------

  Payroll and payroll taxes                   $    274,864   $    143,449
  Workers' compensation                             70,000         70,000
  Professional fees                                 42,408          7,531
  Vacation                                          27,595          8,723
  Other                                              8,713
                                              ------------   ------------
                                              $    423,580   $    229,703
                                              ============   ============

8.       Commitments and Contingencies:

Leases

At  September  30,  1995,   future  minimum  annual  rental   commitments  under
noncancelable operating leases are as follows:

     1996                         $   57,388
     1997                             58,583
     1998                             60,703
     1999                             62,913
     2000                             54,111
                                  ----------
                                  $  293,698
                                  ==========

Total rent expense for the nine month period ended September 30, 1995 and the year ended December 31, 1994 was $25,627 and $46,498, respectively.

9.       Charges From Parent:

For the nine months ended September 30, 1995 and the year ended December 31, 1994, approximately $1,139,560 and $803,280, respectively, was charged to the Company by its parent, Spectrum Information Technologies, Inc. as a management charge which reflects an allocation of corporate overhead. Management expects that such charges will no longer continue as a result of the sale of the Company to Lori. Such charges may not represent expenses that would have been incurred had the Company operated as a stand-alone entity. In addition, the Company was charged by its parent company for insurance, rent, payroll, professional fees, and other miscellaneous office expenses. Such charges amounted to $236,808 and $506,113 for the nine month period ended September 30, 1995 and for the year ended December 31, 1994, respectively, and are included in general and administrative expenses. The Company purchased furniture and equipment and was charged miscellaneous office expenses from its affiliates. Such charges amount to $1,014 and $29,967 in 1995 and 1994, respectively.

10.      Other Matters:

On January 26, 1995, Spectrum Information Technologies, Inc., filed petition for relief under Chapter 11 of the Bankruptcy Code (the Company was not included in such filing). The sale of the stock of the Company to Lori on October 17, 1995 was formally approved by the bankruptcy court.

                                INDEX OF EXHIBITS




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

     3.4 Certificate of Ownership (Merger) of COMFORCE Corporation into the Company.

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

     10.6 Amendment dated October 6, 1995 of Letter Agreement dated June 29, 1995, regarding employment or consulting services among the Company, ARTRA Group Incorporated, James L. Paterek, Michael Ferrentino and Christopher P. Franco (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

     10.7 Employment Agreement dated December 9, 1995 between the Company and Michael Ferrentino (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

     10.8 Employment Agreement dated December 9, 1995 between the Company and Christopher Franco (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

     10.9 Assumption Agreement dated October 17, 1995 between the Company and ARTRA GROUP Incorporated respecting ARTRA's assumption of substantially all of the Company's pre-existing liabilities (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

     10.10 Asset Purchase Agreement dated as of April 11, 1996 among Lawrence Jewelry Corporation, ARTRA GROUP Incorporated, the Company and Hanover Advisors, Inc. respecting the disposition of the assets of the Company's Jewelry Business (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

     11.1 Computation of earnings per share and equivalent share of Common Stock for the three years ended December 31, 1995 (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

     21.1 List of Subsidiaries (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).