Form 10-Q/A
period 1996-03-31
COMFORCE CORP
filed 1996-09-25
CIK 6814

                           SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 2

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

As discussed in Note 2, on March 3, 1996, the Company acquired all of the assets
of  Williams  Communication  Services,   Inc.  ("Williams"),   a  provider  of
telecommunications and technical staffing services.

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

2.       CERTAIN ACQUISITIONS

On September 11, 1995, the Company signed a stock purchase agreement to participate in the acquisition of one hundred percent of the capital stock of COMFORCE Global. On October 17, 1995, this transaction was completed. The price paid by the Company for the COMFORCE Global stock and related acquisition costs was approximately $6.4 million, net of cash acquired. This consideration consisted of cash to the seller of approximately $5.1 million, fees of approximately $700,000, including a fee of $500,000 to a related party, and 500,000 shares of the Company's Common Stock valued at $843,000 (at a price per share of $1.68) issued as consideration for various fees and guarantees associated with the transaction. The 500,000 shares issued by the Company consisted of (i) 100,000 shares issued to an unrelated party for guaranteeing the purchase price to the seller, (ii) 100,000 shares issued to ARTRA, then the majority stockholder of the Company, in consideration of its guaranteeing the purchase price to the seller and agreeing to enter into the Assumption Agreement, (iii) 150,000 issued to two unrelated parties for advisory services in connection with the acquisition, and (iv) 150,000 shares issued to Peter R. Harvey, then a Vice President and director of the Company, for guaranteeing the payment of the $6.4 million purchase price to the seller. Current management of the Company has questioned its obligation to issue the 150,000 shares to Peter Harvey and the 100,000 shares to ARTRA in consideration of their guarantees. However, for purposes of presenting earnings per share data, the Company is recognizing these shares as being issued and outstanding pending resolution of the disagreement among the parties.




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



                          UNAUDITED PRO FORMA CONDENSED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    For the three months ended March 31, 1996
                                 (In thousands)

                                                                                          Pro Forma
                                                        Historical       Williams(A)      Adjustments         Pro Forma
                                                       -------------    -------------    -------------    -------------
Revenues                                                 $    3,265     $         654                        $    3,919
                                                         ----------     -------------                        ----------

Operating costs and expenses:
     Cost of revenues                                         2,452               281                             2,733
     Other operating costs and expenses                         645                38           $ 16 (B)            699
                                                         ----------     -------------    -----------         ----------
                                                              3,097               319             16              3,432
                                                         ----------     -------------    -----------         ----------
Operating earnings (loss)                                       168               335            (16)               487
                                                         ----------     -------------    -----------         ----------

Other income net                                                  3                                                   3
Interest and other non-operating expenses                        (1)                             (30)(C)            (31)
                                                         ----------     -------------    -----------         ----------
                                                                  2                              (30)               (28)
                                                         ----------     -------------    -----------         ----------

Earnings (loss) from continuing operations
     before income taxes                                        170               335            (46)               459
(Provision) credit for income taxes                             (70)             (265)            18               (317)
                                                         ----------     -------------    -----------         ----------
Income from continuing operations                        $      100       $        70           $(28)        $      142
                                                         ==========       ===========    ===========         ==========

Income per share from continuing operations              $      .01                                           $     .01
                                                         ==========                                           =========

Weighted average shares outstanding (F)                      10,884                                              10,884
                                                         ==========                                           =========

                          UNAUDITED PRO FORMA CONDENSED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    For the three months ended March 31, 1995
                                 (In thousands)


                                           Lori         COMFORCE                         Pro Forma
                                         Historical     Global (A)        Williams(A)    Adjustments           Pro Forma
                                       --------------  ------------       ----------    ------------         ------------
Revenues                               $               $      2,690       $      654                         $      3,344
                                       --------------  ------------       ----------                         ------------

Operating costs and expenses:
     Cost of Revenues                                         1,975              493                                2,468
     Stock compensation (E)                                                            $      3,425                 3,425
     Spectrum corporate
        management fees (D)                                     268                                                   268
     Other operating costs and
        expenses                                   83           416               63             44 (B)               606
                                       --------------  ------------       ----------   ------------          ------------
                                                   83         2,659              556          3,469                 6,767
                                       --------------  ------------       ----------   ------------          ------------
Operating earnings (loss)                         (83)           31               98         (3,469)               (3,423)
                                       --------------  ------------       ----------   ------------          ------------

Interest and other non-operating
     expenses                                     (57)                                          (40) (C)              (97)
                                       --------------  ------------       ----------   ------------          ------------
                                                  (57)                                          (40)                  (97)
                                       --------------  ------------       ----------   ------------          ------------

Earnings (loss) from continuing
     operations before income taxes              (140)           31               98         (3,509)               (3,520)
(Provision) credit for income taxes                (2)          (17)             (76)         1,403                 1,308
                                       --------------  ------------       ----------   ------------          ------------

Income (loss) from continuing
     operations                        $         (142) $         14     $         22   $     (2,106)         $     (2,212)
                                       ==============  ============      ===========   ============          ============
Loss per share from continuing
     operations                        $         (.03)                                                       $       (.25)
                                       ==============                                                        ============
Weighted average shares
     outstanding (F)                            4,596                                                               8,953
                                       ==============                                                        ============

Pro forma adjustments to the unaudited condensed consolidated statement of operations:

         A. The pro forma data presented for COMFORCE Global's and Williams' operations is for the periods prior to their acquisitions  on  October  17,  1995  and on  March  3,  1996,
                  respectively.   The  data  presented  for  COMFORCE  Global is
                  for the period from January 1, 1995 through March 31, 1995. The data presented for Williams is for the periods from January 1, 1996 through March 2, 1996 and from January 1, 1995 through March 31, 1995.

         B. Amortization of goodwill arising from the COMFORCE Global acquisition is for the three months ended March 31, 1995, and for the Williams acquisition is for the three months ended March 31, 1995 and the two months from January 1, 1996 to February 29, 1996.

                                                      March 1995    March 1996
                                                       --------      --------
                    Historical COMFORCE Corp.          $    ---      $    ---
                    Historical Global                    41,000        69,000
                    Williams                                ---           ---
                    Proforma Adjustments                 44,000        16,000
                                                       --------      --------
                    Adjusted Proforma                  $ 85,000      $ 85,000
                                                       ========      ========

         C. Interest expense incurred for the purchase of Williams for the three months ended pro forma March 31, 1995 and interest expense incurred for the purchase of Williams for the two months from January 1, 1996 to February 29, 1996 assuming all $1,900,000 was outstanding for the year at the rate in effect of 8.5%.

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

         F. Pro forma weighted average shares outstanding includes shares of the Company's common stock issued in the private placement that funded the COMFORCE Global transaction, including 100,000 shares issued to ARTRA, and 150,000 shares issued to Peter Harvey, then a Vice President of the Company, for guaranteeing the payment of the purchase price to the seller and other guarantees associated with the COMFORCE Global acquisition, and shares issued certain individuals to manage the Company's entry into and of the telecommunications and computer technical staffing business. Current management of the Company has questioned its obligation to issue the 150,000 shares to Peter Harvey and the 100,000 shares to ARTRA in consideration of their guarantees. However, for purposes of presenting earnings per share data, the Company is recognizing these shares as being issued and outstanding pending resolution of the disagreement among the parties.

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

The $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori of $6,657,000 in 1995. The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a former director of the Company. The loan provided for interest at the prime rate plus 1%. As consideration for assisting with the debt restructuring, the former director received 150,000 shares of the Company's common stock valued at $337,500 ($2.25 per share) based upon the closing market value on March 30, 1995. The $337,500 represented additional consideration for debt restructuring and, as such, was charged against the extraordinary gain from debt restructuring in 1995. The principal amount of the loan was reduced $750,000 at July 31, 1995. The remaining loan principal was not repaid on its scheduled maturity date of July 31, 1995. Per terms of the loan agreement, the former director received an additional 50,000 of the Company's common stock as compensation for the non-payment of the loan at its originally scheduled maturity. The additional 50,000 shares at a value of approximately $82,000 has been charged to interest expense in 1995. At December 31, 1995, the $750,000 note was classified in the Company's consolidated balance sheet as liabilities to be assumed by ARTRA. The loan was paid in full in March 1996 by ARTRA pursuant to the requirements of the Assumption Agreement dated October 17, 1995 between ARTRA and the Company (the "Assumption Agreement"). See
Note 7.

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

In April 1996, in connection with the financing of the RRA acquisition, the Company sold 8,871 shares of a new series of Preferred Stock designated the Series E Convertible Preferred Stock ("Series E Preferred Stock") at a selling price of $550 per share for 8,470 shares and $750 per share for 401 shares. Each share of Series E Preferred Stock will be automatically converted into 100 shares of Common Stock on the date the Company's Certificate of Incorporation is amended so that the Corporation has a sufficient number of authorized and unissued shares of Common Stock to effect the conversion, and any accrued and unpaid dividends have been paid in full (as has been proposed for consideration of the stockholders at the scheduled June 27, 1996 annual meeting). Holders of shares of Series E Preferred Stock are entitled to dividends equal to those declared on the Common Stock, or, if no dividends are declared on the Common Stock, nominal cumulative dividends payable only if the Series E Stock fails to be converted into Common Stock by September 1, 1996. The market price of the Company's Common Stock ranged from $11.75 per share at the time of the initial sale of shares of Series E Preferred Stock at $550 per share to $13.625 per share at the time the remaining shares of Series E Preferred Stock were sold at $750 per share.

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

Change in Business

From 1985 until September 1995, the Company, under the name The Lori Corporation ("Lori"), designed and distributed fashion costume jewelry. Due to continuing losses in the Jewelry Business and the erosion of the markets for its products, Lori determined to seek to enter into another line of business. In June 1995, Lori contracted with current management to direct its entry into the technical staffing business. On October 17, 1995, the Company acquired all of the capital stock of Spectrum Global Services, Inc. (formerly d/b/a YIELD Global and, following its acquisition by the Company, renamed COMFORCE Global Inc. ("COMFORCE Global")), a provider of technical staffing and consulting services in the information technology and telecommunications sectors. Accordingly, on October 17, 1995, the Company became a provider of technical staffing and consulting services. Prior to its acquisition by COMFORCE, COMFORCE Global was a wholly owned subsidiary of Spectrum Information Technologies, Inc. In connection with its new business direction, the Company changed its name to COMFORCE Corporation. As discussed under "Discontinued Jewelry Business" in this Item 2, effective September 30, 1995, the Company adopted a plan to discontinue the Jewelry Business.

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

Pro forma operating expenses for the three months ended March 31, 1996 decreased $3,335,000 as compared to pro forma operating expenses for the three months ended March 31, 1995. The 1996 decrease in pro forma operating expenses is principally attributable to a compensation charge of $3,425,000 related to the issuance of a 35% interest in the Company to certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing services business and the reduction in corporate management fees as discussed below.

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

Pro forma operating income for the three months ended March 31, 1996 was $487,000 as compared to pro forma operating loss of $3,423,000 for the three months ended March 31, 1995. The difference is principally attributable to a compensation charge of $3,425,000 related to the issuance of a 35% interest in the Company to certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing services business.

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



                                     COMFORCE CORPORATION


                                     By:/s/Andrew C. Reiben
                                        __________________________________
                                           Andrew C. Reiben
                                           Chief Accounting Officer/
                                           Director of Finance

   Dated: September 24, 1996