Form 10-Q/A
period 1996-06-30
COMFORCE CORP
filed 1996-09-25
CIK 6814

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
                                                         ==========                                           =========

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                     For the three months ended June 30, 1995
                                 (In thousands)

                                        Lori      COMFORCE                                  Pro Forma
                                     Historical   Global (A)    Williams(A)       RRA (A)   Adjustments           Pro Forma
                                     ----------  ------------   ----------   ------------  ------------         ------------
Revenues                             $       -   $      2,963   $    1,026   $     12,969                       $     16,958
                                     ----------  ------------   ----------   ------------                       ------------

Operating costs and expenses:
     Cost of Revenues                                   2,208          727         11,985                             14,830
     Spectrum corporate management
        fees (D)                                          357                                                            357
     Other operating costs and
        expenses                            144           484           68            713           139   (B)          1,548
                                     ----------  ------------   ----------   ------------  ------------         ------------
                                            144         3,049          795         12,608           139               16,735
                                     ----------  ------------   ----------   ------------  ------------         ------------
Operating earnings (loss)                  (144)          (86)         231            361          (139)                 223
                                     ----------  ------------   ----------   ------------  ------------         ------------

Other Income                                 26             2                           3                                 31
Interest and other non-operating
     expenses                               (74)                                      (44)          (40)  (C)           (158)
                                     ----------  ------------   ----------   ------------  ------------         ------------
                                            (48)            2                         (41)          (40)                (127)
                                     ----------  ------------   ----------   ------------  ------------         ------------

Earnings (loss) from continuing
     operations before income taxes        (192)          (84)         231            320          (179)                  96
(Provision) credit for income taxes          (1)           (2)         (92)          (128)          179                   -
                                     ----------  ------------   ----------   ------------  ------------         ------------

Income (loss) from continuing
     operations                      $     (193) $        (86) $       139   $        192  $         -          $         96
                                     ==========  ============  ===========   ============  ============         ============
Loss per share from continuing
     operations                      $     (.06)                                                                $       (.01)
                                     ==========                                                                 ============
Weighted average shares
     outstanding (E)                      3,257                                                                        9,790
                                     ==========                                                                 ============

Pro forma adjustments to the unaudited condensed consolidated statement of operations:

     (A) The pro forma data presented for COMFORCE Global's, Williams' and RRA's operations is for the periods prior to their acquisitions (i.e., in the case of COMFORCE Global, the period from April 1, 1995 through June 30, 1995, which precedes its October 17, 1995 acquisition; in the case of Williams, the period from April 1, 1995 through June 30, 1995, which precedes its March 3, 1996 acquisition; and, in the case of RRA, the periods from April 1, 1996 through May 9, 1996 and from April 1, 1995 through June 30, 1995, which precede its May 10, 1996 acquisition).

     (B) Amortization of intangibles arising from the COMFORCE Global, Williams and RRA acquisitions. The table below reflects where the amortization of intangibles have been recorded.



                                      Three Months Three Months
                                       June 1996    June 1995
                                       ---------    ---------
          Historical COMFORCE               $137
          Historical COMFORCE Global                   $ 41
          Williams
          RRA
          Pro forma Adjustment               43         139
                                           ----        ----
          Adjusted Pro forma per
          Financial statement              $180        $180
                                           ====        ====


     (C) Interest expense incurred for the purchase of Williams assuming $1,900,000 outstanding under the line of credit at an interest rate of 8.5%.

     (D) Corporate management fees from COMFORCE Global's former parent, Spectrum Information Technologies, Inc. The amount of these management fees may not be representative of costs incurred by COMFORCE Global on a stand alone basis.

     (E) Pro forma weighted average shares outstanding includes shares of the Company's Common Stock issued in the private placement that funded the COMFORCE Global transaction, including 100,000 shares issued to ARTRA, and 150,000 shares issued to Peter Harvey then a Vice President of the Company for guaranteeing the payment of the purchase price to the seller and other guarantees associated with the COMFORCE Global acquisition, shares issued to certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing services business, and Series D and Series E Preferred Stock issued in conjunction with the purchase of RRA. Current management of the Company has questioned its obligation to issue the 150,000 shares to Peter Harvey and the 100,000 shares to ARTRA in consideration of their guarantees. However, for purposes of presenting earnings per share data, the Company is recognizing these shares as being issued and outstanding pending resolution of the disagreement among the parties.

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
                                     ==========                                                    ============

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                     For the six months ended June 30, 1995
                                 (In thousands)

                                        Lori      COMFORCE                                  Pro Forma
                                     Historical   Global (A)    Williams(A)     RRA (A)    Adjustments           Pro Forma
                                     ----------  ------------   ----------   ------------  ------------         ------------
Revenues                             $       -   $      5,653   $    1,678   $     24,424                       $     31,755
                                     ----------  ------------   ----------   ------------                       ------------

Operating costs and expenses:
     Cost of Revenues                                   4,183        1,227         22,618                             28,028
     Stock compensation (E)                                                                       3,425                3,425
     Spectrum corporate management
        fees (D)                                          625                                                            625
     Other operating costs and
        expenses                            227           913          131          1,348           278   (B)          2,897
                                     ----------  ------------   ----------   ------------  ------------         ------------
                                            227         5,721        1,358         23,966         3,703               34,975
                                     ----------  ------------   ----------   ------------  ------------         ------------
Operating earnings (loss)                  (227)          (68)         320            458        (3,703)              (3,220)
                                     ----------  ------------   ----------   ------------  ------------         ------------


Other Income                                 26             2                           3                                 31
Interest and other non-operating
     expenses                              (131)                                      (60)          (80)  (C)           (271)
                                     ----------  ------------   ----------   ------------  ------------         ------------
                                           (105)            2                         (57)          (80)                (240)
                                     ----------  ------------   ----------   ------------  ------------         ------------

Earnings (loss) from continuing
     operations before income taxes        (332)          (66)         320            401        (3,783)              (3,460)
(Provision) credit for income taxes          (3)          (19)        (128)          (160)        1,513                1,203
                                     ----------  ------------   ----------   ------------  ------------         ------------

Income (loss) from continuing
     operations                      $     (335) $        (85) $       192   $        241  $     (2,270)        $     (2,257)
                                     ==========  ============  ===========   ============  ============         ============
Loss per share from continuing
     operations                      $     (.07)                                                                $       (.23)
                                     ==========                                                                 ============
Weighted average shares
     outstanding (F)                      3,257                                                                        9,790
                                     ==========                                                                 ============

Pro forma adjustments to the unaudited condensed consolidated statement of operations:

     (A) The pro forma data presented for COMFORCE Global's, Williams' and RRA's operations is for the periods prior to their acquisitions (i.e., in the case of COMFORCE Global, the period from January 1, 1995 through June 30, 1995, which precedes its October 17, 1995 acquisition; in the case of Williams, the periods from January 1, 1996 through March 2, 1996 and from January 1, 1995 through June 30, 1995, which precede its March 3, 1996 acquisition; and, in the case of RRA, the periods from January 1, 1996 through May 9, 1996 and from January 1, 1995 through June 30, 1995, which precede its May 10, 1996 acquisition).


     (B) Amortization of intangibles arising from the COMFORCE Global, Williams and RRA acquisition. The table below reflects where the amortization of intangibles have been recorded


                                              Six Months     Six Months
                                              June 1996      June 1995
                                              ---------      ---------

             Historical COMFORCE              $    206
             Historical COMFORCE Global                       $     82
             Williams
             RRA
             Pro forma Adjustment                  154             278
                                              --------        --------
             Adjusted Pro forma per
             Financial statement              $    360        $    360
                                              ========        ========

     (C) To record interest expense incurred for the purchase of Williams for the pro forma six months ended June 30, 1995 and for the period January 1, 1996 through March 3, 1996. Interest expense represents interest on the line of credit assuming all $1,900,000 was outstanding for the six months ended June 30, 1995 and for the period January 1, 1996 through March 3, 1996 at the interest rate in effect of 8.5%.

     (D) Represents a non-recurring compensation charge related to the issuance of the 35% common stock interest in the Company to certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing business.

     (E) Corporate management fees from COMFORCE Global's former parent, Spectrum Information Technologies, Inc. The amount of these management fees may not be representative of costs incurred by COMFORCE Global on a stand alone basis.

     (F) Pro forma weighted average shares outstanding includes shares of the Company's Common Stock issued in the private placement that funded the COMFORCE Global transaction, including 100,000 shares issued to ARTRA, and 150,000 shares issued to Peter Harvey then a Vice President of the Company for guaranteeing the payment of the purchase price to the seller and other guarantees associated with the COMFORCE Global acquisition , shares issued to certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing services business, and Series D and Series E Preferred Stock issued in conjunction with the purchase of RRA. Current management of the Company has questioned its obligation to issue the 150,000 shares to Peter Harvey and the 100,000 shares to ARTRA in consideration of their guarantees. However, for purposes of presenting earnings per share data, the Company is recognizing these shares as being issued and outstanding pending resolution of the disagreement among the parties.

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

7. LIABILITIES TO BE ASSUMED BY ARTRA GROUP INCORPORATED AND NET LIABILITIES OF DISCONTINUED OPERATIONS

Under the Assumption Agreement between the parties in October, 1995 (the "Assumption Agreement") entered into in connection with the COMFORCE Global
acquisition  (see  Note  2),  ARTRA   agreed  to  assume  substantially  all
pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Additionally, ARTRA agreed to assume all of the assets and liabilities of the Company's discontinued Jewelry Business. In April 1996, ARTRA sold the business and certain assets of the Jewelry Business.

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

The Company is a party to routine contract and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business, results of operations or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, employee liability insurance, owner's and contractor's protective insurance and exporter's foreign operations insurance with coverage of $1 million on a per claim basis and $2 million aggregate (with $3 million umbrella coverage). The Company insures against workers' compensation in amounts required under applicable state law and in the amount of $500,000 in the case of foreign workers. The Company also maintains fidelity insurance in the amount of $25,000 per claim. The Company is presently soliciting quotations to obtain directors' and officers' liability insurance and errors and omissions coverage.

9.       RELATED PARTY TRANSACTIONS

The Company made a loan of $331,000 in the aggregate to Michael Ferrentino, the President and a Director of the Company, Christopher P. Franco, an Executive Vice President of the Company, Kevin W. Kiernan, an employee of the Company, and James L. Paterek, a consultant to the Company, to cover their tax liabilities resulting from the issuance of the Company's Common Stock to them. Of this amount, $55,000 was advanced in 1995, $38,000 was advanced in February 1996, and $238,000 was advanced in April 1996.

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

In March 1996, the Company acquired all of the assets of Williams Communication Services, Inc. (" Williams"), a provider of telecommunications and technical staffing. The purchase price for the assets of Williams was $2 million with a four year contingent payout based on earnings of Williams. The value of the contingent payouts will not exceed $2 million, for a total purchase price not to exceed $4 million. The acquisition was funded by a revolving line of credit under the Credit Agreement between the Company, certain of its subsidiaries and The Chase Manhattan Bank ("Chase"). See Note 10 to the condensed consolidated financial statements for a description of this credit facility.

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

Pro forma operating income for the three months ended June 30, 1996 was $840,000 compared to pro forma operating income of $223,000 for the three months ended June 30, 1995. The increase is primarily attributable to both the increase in sales and the related improved margin on those sales, as well as the discontinuance of corporate management fees described above.

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

Pro forma operating expenses for the six months ended June 30, 1996 decreased $3,863,000 compared to pro forma operating expenses for the six months ended June 30, 1995. The 1996 decrease in pro forma operating expenses is principally attributable to the 1995 compensation charge of $3,425,000 related to the issuance of a 35% interest in the Company to certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing services business and $625,000 in corporate management fees payable to Spectrum Information Technologies, Inc. as described below.

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

Pro forma operating income for the six months ended June 30, 1996 was $1,469,000 as compared to pro forma operating loss of $3,220,000 for the six months ended June 30, 1995. The improvement in 1996 is principally attributable to the compensation charge and corporate management charge from Spectrum Information Technologies, Inc. as described above plus the increased operating income generated by increased revenues in the pro forma 1996 period.

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



                                                  COMFORCE CORPORATION
                                                  --------------------
                                                       Registrant


Dated:   September 24,1996                        By:  /s/ Andrew C. Reiben
- --------------------------                        -------------------------
                                                       Andrew C. Reiben
                                                  Chief Accounting Officer/
                                                      Director of Finance