Form 10-Q
period 1996-09-30
COMFORCE CORP
filed 1996-11-15
CIK 6814

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                         Commission file number 1-6081

                              COMFORCE CORPORATION
             (Exact name of registrant as specified in its charter)


               Delaware                                   36-2262248
      -------------------------                       -----------------
     State or other jurisdiction                       I.R.S. Employer
     of incorporation or organization                 Identification No.


         2001 Marcus Avenue                                  11042
       Lake Success, New York                              --------
      ------------------------                             Zip Code
Address of principal executive offices

Registrant's telephone number, including area code:
(516) 352-3200

                                Not Applicable
            -------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X        No
                            -------         --------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                Class                     Outstanding at October 31, 1996
     ----------------------------         -------------------------------
     Common stock, $.01 par value                   10,060,141

                             COMFORCE CORPORATION


                                     INDEX

                                                                          Page
                                                                          Number
                                                                          ------

PART I      FINANCIAL INFORMATION                                           1

Item 1.     Financial Statements (Unaudited)                                1

            Condensed Consolidated Balance Sheets
            September 30, 1996 and December 31, 1995                        1

            Condensed Consolidated Statements of Operations
            for the three and nine months ended
            September 30, 1996 and September 30, 1995                       3

            Condensed Consolidated Statement of Changes in Shareholders'
            Equity (Deficit) for the nine months ended September 30, 1996   4

            Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1996 and
            September 30, 1995                                              5

            Notes to Condensed Consolidated Financial Statements            6

 Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  20


PART II     OTHER INFORMATION                                              23

 Item 2.    Changes in Securities                                          23

 Item 6.    Exhibits and Reports on Form 8-K                               24

SIGNATURES                                                                 25

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                     COMFORCE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited in thousands)

                                                                                    September 30,  December 31,
                                                                                         1996          1995
                                                                                    -------------  ------------
ASSETS
Current Assets:
     Cash and equivalents                                                            $        952   $       649
     Restricted cash and equivalents                                                           50            --
     Receivables including $315,000 unbilled revenue at September 30, 1996 and $151,000 of unbilled revenue at December 31, 1995 less allowance for doubtful accounts of $75,000 at September 30, 1996
           and zero at December 31, 1995                                                   10,081         1,754
     Prepaid expenses                                                                          86            --
     Officer loans                                                                            367            --
     Other                                                                                    326            61
     Receivable from ARTRA GROUP Incorporated                                                  --         1,046
                                                                                      -----------    ----------

Total Current Assets                                                                       11,862         3,510
                                                                                      -----------    ----------
Property, plant and equipment                                                                 587            97
Less accumulated depreciation and amortization                                                 96             7
                                                                                      -----------    ----------

                                                                                              491            90
                                                                                      -----------    ----------

Other Assets:
     Excess of cost over net assets acquired, net of accumulated amortization of
           $341,000 in 1996 and $51,000 in 1995                                            14,036         4,801
     Other                                                                                    231           135
                                                                                      -----------    ----------

                                                                                           14,267         4,936
                                                                                      -----------    ----------
                                                                                     $     26,620   $     8,536
                                                                                      ===========    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited in thousands)

                                                                 September 30,  December 31,
                                                                     1996           1995
                                                                 -------------  ------------
          LIABILITIES

Current liabilities:
Notes payable                                                    $        -      $       500
Borrowings under revolving line of credit                                3,250             -
Accounts payable                                                           283            75
Accrued expenses, including $250,000 due to a related
 party in 1995                                                           2,257           719
Accrued payroll taxes                                                      529             -
Income taxes                                                               494           214
Liabilities to be assumed by ARTRA GROUP Incorporated
 and net of liabilities of discontinued operations                         350         3,699
                                                                  ------------    ----------

          Total current liabilities                                      7,163         5,207
                                                                  ------------    ----------

Noncurrent liabilities to be assumed by
 ARTRA GROUP Incorporated                                                    -           541
                                                                  ------------    ----------

Obligations expected to be settled by the
 issuance of common stock                                                  741           550
                                                                  ------------    ----------

Commitments and contingencies


       SHAREHOLDERS' EQUITY (DEFICIT)

Series E convertible preferred stock, $.01 par value; 10,000 authorized, 8,871 issued and outstanding, liquidation value
of $100 per share ($8,871,000)                                               1             -
Series D senior convertible preferred stock, $.01 par value;
15,000 authorized, 7,002 issued and outstanding, liquidation
value of $1,000 per share ($7,002,000)                                       1             -
Common stock, $.01 par value; authorized 10,000,000 shares;
issued 9,817,000 shares in 1996 and 9,309,000 shares in 1995                98            92
Additional paid-in capital                                              17,902        95,993
Accumulated deficit                                                          -      (93,847)
Retained earnings since January 1, 1996                                    714             -
                                                                  ------------    ----------

                                                                        18,716         2,238
                                                                  ------------    ----------

                                                                 $      26,620   $     8,536
                                                                  ------------    ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                     Three Months            Nine Months
                                                  Ended September 30,    Ended September 30,
                                                 ---------------------  ---------------------
                                                    1996       1995       1996        1995
                                                 ---------   --------   --------   ---------
Net Sales                                         $ 20,356   $     --   $ 33,514   $      --
Costs and expenses:
Cost of goods sold                                  17,688         --     28,690          --
Selling, general and administrative                  1,718      3,038      2,891       3,265
Depreciation and amortization                          115         --        343          --
                                                   -------    -------    -------    --------
                                                    19,521      3,038     31,924       3,265
Operating income (loss)                                835    (3,038)      1,590     (3,265)
                                                   -------    -------    -------    --------
Other income (expense):
Interest expense                                      (51)      (279)      (102)       (410)
Other income (expense), net                             13       (26)         29
                                                   -------    -------    -------    --------
                                                      (38)      (305)       (73)     (3,675)
Earnings (loss) from continuing operations
before income taxes                                    797    (3,343)      1,517     (3,675)
Provision for income taxes                           (342)         --      (610)          --
                                                   -------    -------    -------    --------
Earnings (loss) from continuing operations             455    (3,343)        907     (3,675)
                                                   -------    -------    -------    --------
Discontinued operations
Earnings from operations                                --    (1,821)         --    (16,677)
Provision for income taxes                              --         --         --          --
                                                   -------    -------    -------    --------
Loss from discontinued operations                       --    (1,821)         --    (16,677)
                                                   -------    -------    -------    --------
Earnings (loss) before extraordinary credit            455    (5,164)        907    (20,286)
Extraordinary credit, net discharge of
indebtedness                                            --         --         --       6,657
                                                   -------    -------    -------    --------
Net earnings (loss)                                    455    (5,164)        907    (13,629)
Dividends on Series D Preferred Stock                (105)         --      (175)          --
                                                   -------    -------    -------    --------
Earnings available to Common Stockholders         $    350   $(5,164)   $    732   $(13,629)
                                                   =======    =======    =======    ========
Earnings (loss) per share:
Earnings (loss) from continuing operations        $   0.03   $ (1.04)   $   0.06   $  (1.14)
Loss from discontinued operations                       --      (.46)         --      (5.00)
                                                   -------    -------    -------    --------
Earnings (loss) before extraordinary credit           0.03     (1.50)       0.06      (6.14)
Extraordinary credit                                    --         --         --        2.04
                                                   -------    -------    -------    --------
Net earnings (loss)                               $   0.03   $ (1.50)   $   0.06   $  (4.10)
                                                   =======    =======    =======    ========
Weighted average number of shares of common
stock and common stock equivalent outstanding
                                                    13,303      3,163     13,103       3,321
                                                   =======    =======    =======    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  (Unaudited in thousands, except share data)

                                                                  Series E           Series D
                                            Common Stock       Preferred Stock    Preferred Stock     Additional
                                       ---------------------  -----------------  -----------------      Paid-in
                                        Shares     Dollars    Shares   Dollars   Shares   Dollars       Capital
                                       ---------  ----------  ------  ---------  ------  ---------   ------------
Balance at December 31, 1995           9,309,198   $      92      --         --      --         --    $    95,993

Quasi - Reorganization as  of
  January 1, 1996                             --          --      --         --      --         --       (93,847)

Net Earnings                                  --          --      --         --      --         --             --

Exercise of stock options                  4,500           1      --         --      --         --             22

Exercise of stock warrants               338,334           4      --         --      --         --          1,042

Issuance of Series E convertible
  preferred stock                             --          --   8,871          1      --         --          4,635

Issuance of Series D senior
  convertible preferred stock                 --          --      --         --   7,002          1          6,415

SEC registration fees                         --          --      --         --      --         --          (101)

Common stock issued as
  Consideration for the Purchase
  of Force Five, Inc.                     27,398          --      --         --      --         --            500

Common stock issued to pay
  liabilities assumed by ARTRA           137,500           1      --         --      --         --            275

Liability assumed by ARTRA                    --          --      --         --      --         --          2,968

Dividends:
Series E preferred stock                      --          --      --         --      --         --             --
Series D preferred stock                      --          --      --         --      --         --             --
                                       ---------    --------    ----    -------    ----    -------     ----------

Balance at September 30, 1996          9,816,930   $      98   8,871   $      1   7,002   $      1    $    17,902
                                       ---------    --------   -----    -------   -----    -------     ----------
                                                                Retained Earining                 Total
                                                                      Since                   Shareholders'
                                             Accumulated            January 1,                    Equity
                                              (Deficit)               1996
                                            -------------       -----------------             -------------
Balance at December 31, 1995                $    (93,847)                                      $      2,238

Quasi - Reorganization as  of
  January 1, 1996                           $      93,847

Net Earnings                                           --        $            907              $        907

Exercise of stock options                              --                      --                        23

Exercise of stock warrants                                                                            1,046

Issuance of Series E convertible
  preferred stock                                      --                      --                     4,636

Issuance of Series D senior
  convertible preferred stock                          --                      --                     6,416

SEC registration fees                                  --                      --                     (101)

Common stock issued as
  Consideration for the Purchase
  of Force Five, Inc.                                  --                      --                       500

Common stock issued to pay
  liabilities assumed by ARTRA                         --                      --                       276

Liability assumed by ARTRA                             --                      --                     2,968

Dividends:
Series E preferred stock                               --                    (18)                      (18)
Series D preferred stock                               --                   (175)                     (175)
                                             ------------            ------------               -----------

Balance at September 30, 1996               $           0           $         714              $     18,715
                                             ============            ============               ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                           (Unaudited in thousands)


                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                               -----------------------
                                                                                  1996         1995
                                                                               ----------    ---------
Net cash flows used by operating activities                                     $ (4,321)     $(2,533)
                                                                                 --------      -------

Cash flows from investing activities:
 COMFORCE Global direct acquisition costs                                              --        (753)
 Acquisition of Williams Telecommunications                                       (2,093)           --
 Acquisition of RRA                                                               (5,676)           --
 Acquisition of Force Five, Inc.                                                  (1,673)           --
 Officer loans                                                                      (367)           --
 Payment of liabilities with restricted cash                                           --          550
 Additions to property, plant and equipment                                         (183)         (21)
 Retail fixtures                                                                       --        (630)
                                                                                 --------      -------

Net cash flows (used by) from investing activities                                (9,992)        (854)
                                                                                 --------      -------

Cash flows from financing activities:
 Proceeds from revolving line of credit                                             4,150        3,355
 Payments on revolving line of credit                                               (900)
 Reduction of long-term debt                                                           --        (750)
 Repayment of Note                                                                  (500)           --
 Issuance of Preferred Stock Series E                                               4,636           --
 Issuance of Preferred Stock Series D                                               6,416           --
 Proceeds from stock warrants                                                       1,046           --
 Dividends Paid on Preferred Stock Series D                                         (105)           --
 Other                                                                               (77)            1
                                                                                 --------      -------

Net cash flows from financing activities                                           14,666        2,606
                                                                                 --------      -------

Increase (decrease) in cash and cash equivalents                                      353        (781)
Cash and equivalents, beginning of period                                             649          783
                                                                                 --------      -------

Cash and equivalents, end of period                                               $ 1,002     $      2
                                                                                 ========      =======

Supplemental cash flow information:
Cash paid during the period for:
 Interest                                                                         $   103     $    131
 Income taxes paid, net                                                                --            9

Supplemental schedule of noncash investing and financing activities:
 Common stock issued as consideration for debt restructuring                           --          567

Net change in ARTRA receivables and liabilities                                     2,968           --
Common stock issued to settle liabilities assumed by ARTRA                            275           --
Common stock  issued for purchase of Force Five, Inc.                                 500           --

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

At December 31, 1994, ARTRA GROUP Incorporated ("ARTRA"), a public company whose shares are traded on the New York Stock Exchange, owned, through its wholly-owned subsidiary Fill-Mor Holding, Inc. ("Fill-Mor"), approximately 62.9% of the common stock and all of the outstanding preferred stock of the Company. At September 30, 1996, ARTRA owned approximately 18% of the Company's stock.

On October 17, 1995, Lori acquired one hundred percent of the capital stock of COMFORCE Global Inc. ("COMFORCE Global"), formerly Spectrum Global Services, Inc, d/b/a YIELD Global, a wholly owned subsidiary of Spectrum Information Technologies, Inc. ("Spectrum"). In connection with the re-focus of Lori's business, Lori changed its name to COMFORCE Corporation. See Note 2.

As discussed in Note 2, on May 10, 1996, the Company purchased all of the stock of Project Staffing Support Team, Inc. and substantially all of the assets of RRA Inc. and Datatech Technical Services, Inc. (collectively, "RRA"). RRA is in the business of providing contract employees to other businesses.

As discussed in Note 2, on August 20, 1996 (effective July 31, 1996) the Company purchased all of the stock of Force Five, Inc. ("Force Five"). Force Five is in the business of providing information technology consulting services to leading companies nationwide.

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

On March 3, 1996, the Company acquired all of the assets of Williams Communications Services, Inc. ("Williams"), a regional provider of telecommunications and technical staffing services. The purchase price for the assets of Williams was $2 million with a four year contingent payout based on earnings of Williams. The value of the contingent payouts will not exceed $2 million, for a total purchase price not to exceed $4 million. The acquisition of Williams was accounted for by the purchase method and, accordingly, Williams' operations are included in the Company's statement of operations from the date of acquisition. The excess purchase price over the fair value of Williams' net assets acquired (goodwill) of $2 million plus related direct costs of the acquisition of $73,000 are being amortized on a straight-line basis over 40 years.

On May 10, 1996, the Company acquired RRA for an aggregate purchase price of $5.1 million plus contingent payments payable over three years in an aggregate amount not to exceed $650,000. The acquisition of RRA was accounted for by the purchase method and, accordingly, RRA operations are included in the Company's statement of operations from the date of acquisition. The excess purchase price over the fair value of RRA net assets acquired (goodwill) of $5.41 million plus related acquisition costs, are being amortized on a straight-line basis over 40 years. RRA is in the business of providing contract employees to other businesses.

On August 20, 1996 (effective July 31, 1996), the Company purchased all of the stock of Force Five for a purchase price of $2 million, payable in $1.5 million cash and 27,398 shares of the Company's Common Stock, plus a three year contingent payout based on future earnings of Force Five in an aggregate amount not to exceed $2 million. The acquisition of Force Five was accounted for under the purchase method and, accordingly, Force Five operations are included in the Company's statement of operations from the date of acquisition. The excess purchase price over the fair value of Force Five net assets acquired (goodwill) of $1.95 million plus related acquisition costs, are being amortized on a straight-line basis over 40 years. Force Five, located in Dallas Texas, provides information technology consulting services to leading companies nationwide.

The following unaudited pro forma condensed consolidated statements of operations for the three and nine months ended September 30, 1996 and September 30, 1995 present the Company's results of operations as if the acquisition of COMFORCE Global, Williams, RRA, Force Five and the related revolving line of credit and private placement of the Company's Common Stock and Series D and Series E Preferred Stock had been consummated as of January 1, 1995.

                   UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                            STATEMENT OF OPERATIONS

                 For the three months ended September 30, 1996
                                 (In thousands)

                                                                     Pro Forma
                                       Historical   Force Five(A)    Adjustments    Pro Forma
                                       -----------  -------------  ---------------  ----------

Revenues                                $  20,356       $  627                      $  20,983
                                         --------        -----                       --------

Operating costs and expenses:
Cost of revenues                           17,688          490                         18,178
Other operating costs
    and expenses                            1,833          438        $(309)   (B)      1,962
                                         --------        -----         -----         --------
                                           19,521          928         (309)           20,140

Operating earnings (loss)                     835        (301)           309              843
                                         --------        -----         -----         --------

Other income net                               13                                          13
Interest and other non-operating
    expenses                                 (51)          (2)          (10)   (C)       (63)
                                         --------        -----         -----         --------
                                             (38)          (2)          (10)             (50)
                                         --------        -----         -----         --------

Earnings (loss) from continuing
    operations before income taxes            797        (303)           299              793
(Provision) credit for income taxes         (342)           --             2   (G)      (340)
                                         --------        -----         -----         --------

Income from continuing operations       $     455       $(303)        $  301        $     453
                                         ========        =====         =====         ========

Dividends on Preferred Series D         $   (105)                                   $   (105)
                                         --------                                    --------
Earnings available to common
    shareholders                        $     350                                   $     348
                                         ========                                    ========

Income per share from continuing
    operations                               $.03                                   $     .03
                                          =======                                    ========

Weighted average shares
    outstanding (F)                        13,303                                      13,303
                                          =======                                    ========


       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                 For the three months ended September  30, 1995
                                 (In thousands)

                           Lori         COMFORCE                                               Pro Forma
                           Historical   Global (A)  Williams (A)  RRA (A)   Force Five (A)     Adjustment      Pro Forma
                           ----------   ----------  ------------  --------  --------------    -----------      ---------

Revenues                    $      --    $   3,354   $     1,201   $13,017           1,735                        19,307

Operating costs and
 expenses:
  Cost of Revenues                           2,582           871    11,941           1,309                        16,703
  Spectrum corporate
   management fees (D)                         515                                                     --            515
  Stock Compensation            3,000                                                                 425 (E)      3,425
  Other operating costs
   and expenses                    38          246            87       754             313             82 (B)      1,520
                             --------     --------    ----------    ------    ------------      ---------        -------

                                3,038        3,343           958    12,695           1,622            507         22,163
                             --------     --------    ----------    ------    ------------      ---------        -------
Operating earnings
 (loss)                       (3,038)           11           243       322             113            507        (2,856)
                             --------     --------    ----------    ------    ------------      ---------        -------

Other Income                     (26)            5                       2                                          (19)
Interest and other non-
 operating expenses             (279)                                 (32)            (22)           (71) (C)      (404)
                             --------                               ------    ------------      ---------        -------
                                (305)            5                    (30)            (22)           (71)          (423)

Earnings (loss) from
 continuing operations
 before income taxes          (3,343)           16           243       292              91          (578)        (3,279)
(Provision) credit for
 income taxes                      --            4          (97)     (117)            (37)            444   (G)    (197)
                             --------     --------    ----------    ------    ------------      ---------        -------

Income (loss) from
 continuing operations      $ (3,343)    $      20   $       146   $   175   $          54     $    (134)       $(3,082)
                             ========     ========    ==========    ======    ============      =========        =======

Loss per share from
continuing operations       $  (1.06)                                                                           $  (.40)
                             =========                                                                           =======

Weighted average shares
 outstanding (F)               3,163                                                                              7,626
                             =========                                                                           =======

Pro forma adjustments to the unaudited condensed consolidated statement of operations:

(A) The pro forma data presented for the operations of COMFORCE Global, Williams, RRA and Force Five is for the periods prior to their acquisitions (i.e., in the case of COMFORCE Global, the period from July 1, 1995 through September 30, 1995, which precedes its October 17, 1995 acquisition; in the case of Williams, the periods from July 1, 1995 through September 30, 1995, which precedes its March 3, 1996 acquisition; as in the case of RRA, the period from July 1, 1995 through September 30, 1995, which precedes its May 10, 1996 acquisition; and in the case of Force Five, the periods from July 1, 1995 through September 30, 1995 and from July 1, 1996 through July 30, 1996, which precede the July 31, 1996 effective date of its acquisition).

(B) Amortization of intangibles arising from the COMFORCE Global, Williams, RRA, and Force Five acquisitions, net of non-recurring officers' bonus of $313,000 in 1996 at Force Five's. The table below reflects where the amortization of intangibles has been recorded.

                                Three Months    Three Months
                               September 1996  September 1995
                               --------------  --------------

     Historical COMFORCE         $    119
     Historical Global                            $     41
     Williams
     RRA
     Pro forma Adjustment               4               82
                                  -------          -------

     Adjusted Pro forma per
     Financial statement         $    123         $    123
                                  =======          =======

(C) Interest expense incurred in 1996 assumes $1.45 million outstanding for one month at 8.25%. Interest expense incurred in 1995 assumes $3.35 million outstanding under the line of credit for three months for the purchase of Williams and Force Five assuming an interest rate of 8.5%.

(D) Corporate management fees from COMFORCE Global's former parent. The amount of these management fees may not be representative of costs incurred by COMFORCE Global on a stand alone basis.

(E) Represents the balance of the $3.42 million non-recurring compensation charge related to the issuance of the 35% common stock interest in the Company to certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing business.

(F) Pro forma weighted average shares outstanding includes shares of the Company's Common Stock issued in the private placement that funded the COMFORCE Global transaction, including 100,000 shares issued to ARTRA, and 150,000 shares issued to Peter Harvey, then a Vice President of the Company, for guaranteeing the payment of the purchase price to the seller and other guarantees associated with the COMFORCE Global acquisition, shares issued to certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing services business, Series D and Series E Preferred Stock issued in conjunction with the purchase of RRA and for working capital purposes, and 27,398 shares issued in conjunction with the purchase of Force Five. Current management of the Company has questioned its obligation to deliver the 150,000 shares to Peter Harvey and the 100,000 shares to ARTRA issued in consideration of their guarantees. However, for purposes of presenting earnings per share data, the Company is recognizing these shares as being issued and outstanding pending resolution of the matter.

(G) Represents the tax effect, at the Company's effective tax rate, of the pro forma adjustments, offset by the pro forma tax benefit the Company would have realized from utilization of COMFORCE'S pre-tax loss in 1995 and Force Five's pre-tax loss in 1996.

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 For the Nine  months ended September 30, 1996
                                 (In thousands)

                                                                                           Pro Forma
                                       Historical   Williams (A)   RRA (A)   Force Five   Adjustments     Pro Forma
                                       ----------   ------------  --------   ----------   -----------     ---------
Revenues                                $  33,514    $      657    $22,799        4,598                    $ 61,568
Operating costs and expenses:
  Cost of Revenues                         28,690           499     20,959        3,454                      53,602
  Other operating costs
    and expenses                            3,234            65      1,409        1,288         (220) (B)     5,776
                                         --------     ---------     ------     --------     ---------       -------
                                           31,924           564     22,368        4,742         (220)        59,378
Operating earnings (loss)                   1,590            93        431        (144)           220         2,190
                                         --------     ---------     ------     --------     ---------       -------
Other Income                                   29                                                                29
Interest and other non-operating
   expenses                                 (102)                     (34)          (7)          (99) (C)     (242)
                                         --------                   ------     --------     ---------       -------
                                             (73)                     (34)          (7)          (99)         (213)
Earnings (loss) from continuing
   operations before income taxes           1,517            93        397        (151)           121         1,977
(Provision) credit for income taxes         (610)          (39)        --            49         (207) (G)     (807)
                                         --------     ---------     ------     --------     ---------       -------
Income (loss) from continuing
   operations                           $     907    $       54    $   397    $   (102)    $     (86)      $  1,170
                                         ========     =========     ======     ========     =========       =======
Dividends on Preferred Series D         $   (175)                                                          $  (175)
                                         --------                                                           -------
Earnings available to common
   shareholders                         $     732                                                          $    995
                                         ========                                                           =======
Loss per share from continuing
   operations                           $     .06                                                          $    .08
                                         ========                                                           =======
Weighted average shares
   outstanding (F)                         13,103                                                            13,103
                                         ========                                                           =======

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  For the nine months ended September 30, 1995
                                 (In thousands)

                                    Lori         COMFORCE                  Pro Forma                Pro Forma
                                    Historical   Global (A)  Williams (A)  RRA (A)    Force Five    Adjustments       Pro Forma
                                    ----------   ----------  ------------  ---------  ----------    -----------       ---------

Revenues                             $      --    $  9,568    $    2,879    $ 37,441    $   5,021                         54,909
                                      --------     -------     ---------     -------     --------                       --------

Operating costs and
  expenses:
    Cost of Revenues                                 7,178         2,086      34,559        3,823                         47,646
    Stock compensation (E)               3,000                                                              425   (D)      3,425
Spectrum corporate
  management fees (D)                                1,140                        --                                       1,140
Other operating costs and
  expenses                                 265       1,397           218       2,102          883           259   (B)      5,124
                                      --------     -------     ---------     -------     --------                       --------
                                         3,279       9,715         2,304      36,661        4,706           684           57,335
                                      --------     -------     ---------     -------     --------                       --------

Operating earnings
  (loss)                               (3,265)       (147)           575         780          315         (684)          (2,426)
                                      --------     -------     ---------     -------     --------                       --------

Other Income                                             7                                                                     7
Interest and other non-
  operating expenses                     (410)                                 (115)         (36)         (214)   (C)      (775)
                                      --------     -------     ---------     -------     --------                       --------
                                         (410)           7                     (115)         (36)         (214)            (768)

Earnings (loss) from continuing
  operations before income taxes       (3,675)       (140)           575         665          279         (898)          (3,194)
(Provision) credit for income
  taxes                                     --        (15)         (230)          --        (112)           875   (G)        518
                                      --------     -------     ---------     -------     --------                       --------

Income (loss) from continuing
  operations                         $ (3,675)    $  (155)    $      345    $    665    $     167    $     (23)        $ (2,676)
                                      --------     -------     ---------     -------     --------                       --------

Loss per share from continuing
  operations                         $  (1.11)                                                                         $   (.34)
                                      ========                                                                          ========

Weighted average shares
  outstanding (F)                        3,321                                                                             7,784
                                      ========                                                                          ========

Pro forma adjustments to the unaudited condensed consolidated statement of operations:

(A) The pro forma data presented for the operations of COMFORCE Global, Williams, RRA and Force Five is for the periods prior to their acquisitions (i.e., in the case of COMFORCE Global, the period from January 1, 1995 through June 30, 1995, which precedes its October 17, 1995 acquisition; in the case of Williams, the periods from January 1, 1996 through March 2, 1996 and from January 1, 1995 through September 30, 1995, which precede its March 3, 1996 acquisition; in the case of RRA, the periods from January 1, 1996 through May 9, 1996 and from January 1, 1995 through September 30, 1995, which precede its May 10, 1996 acquisition; and in the case of Force Five, the periods from January 1, 1995 through September 30, 1995 and from January 1, 1996 through July 30, 1996, which precede the July 31, 1996 effective date of its acquisition).

(B) Amortization of intangibles arising from the COMFORCE Global, Williams, RRA, and Force Five acquisitions, net of non-recurring officers' bonus of $313,000 in 1996 at Force Five. The table below reflects where the amortization of intangibles has been recorded

                                                   Nine Months     Nine Months
                                                  September 1996  September 1995
                                                  --------------  --------------


                    Historical COMFORCE                 290
                    Historical COMFORCE Global                          124
                    Williams
                    RRA
                    Force Five
                    Pro forma Adjustment                 93             259
                                                        ---             ---
                    Adjusted Pro forma per
                    Financial statement                 383             383
                                                        ===             ===

(C) To record interest expense incurred for the purchase of Williams and Force Five for the pro forma nine months ended September 30, 1995 and for the period January 1, 1996 through March 3, 1996 for Williams and January 1, 1996 through July 31, 1996 for Force Five. Interest expense represents interest on the line of credit assuming all $3,350,00 was outstanding for the nine months ended September 30, 1995 and for the period January 1, 1996 through March 3, 1996 and $1,450,000 outstanding for the period March 3, 1996 through July 31, 1996 at the interest rate in effect of 8.5%.

(D) Represents a non-recurring compensation charge related to the issuance of the 35% common stock interest in the Company to certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing business.

(E) Corporate management fees from COMFORCE Global's former parent. The amount of these management fees may not be representative of costs incurred by COMFORCE Global on a stand alone basis.

(F) Pro forma weighted average shares outstanding includes shares of the Company's Common Stock issued in the private placement that funded the COMFORCE Global transaction, including 100,000 shares issued to ARTRA, and 150,000 shares issued to Peter Harvey, then a Vice President of the Company, for guaranteeing the payment of the purchase price to the seller and other guarantees associated with the COMFORCE Global acquisition, shares issued to certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing services business, Series D and Series E Preferred Stock issued in conjunction with the purchase of RRA and for working capital purposes, and 27,398 shares issued in conjunction with the purchase of Force Five. Current management of the Company has questioned its obligation to deliver the 150,000 shares to Peter Harvey and the 100,000 shares to ARTRA issued in consideration of their guarantees. However, for purposes of presenting earnings per share data, the Company is recognizing these shares as being issued and outstanding pending resolution of the matter.

(G) Represents the tax effect, at the Company's effective tax rate, of the pro forma adjustments, and the tax effect, at the Company's effective tax rate, of the earnings of RRA for 1996. For 1995, represents the tax effect, at the Company's effective tax rate, of the pro forma adjustments and the tax effect, at the Company's effective tax rate, of the earnings of RRA, offset by the pro forma tax benefit the Company would have realized from the utilization of COMFORCE's pre-tax loss in 1995.

3.   NOTES PAYABLE

Notes payable and long-term debt (in thousands) consists of:

                                                                      September 30,  December 31,
                                                                          1996           1995
                                                                      -------------  -------------
Notes payable
   Amounts due to a former related party,
      interest at the prime rate plus 1%                                     $   --       $   750

   Other, interest at 15%                                                        --         1,736

   Note payable to a bank under a revolving line of credit, due in
      July 1998, with interest payable monthly at the bank's prime
      rate.  At September 30 the bank's prime rate was 8.25%.                 3,250            --

   Accounts Receivable credit facility, discontinued operations                  --         1,535

   Less:
      Liabilities to be assumed by ARTRA (see Note 7)                            --       (1,986)
      Liabilities included with discontinued operations                          --       (1,535)
                                                                      -------------       -------
                                                                             $3,250       $   500
                                                                      =============       =======

On July 22, 1996, the Company and certain subsidiaries entered into a $10 million Revolving Credit Facility (the "Credit Facility") with The Chase Manhattan Bank ("Chase") to provide working capital for the Company's operations. The Company, COMFORCE Global, COMFORCE Technical Services, Inc. and COMFORCE Information Technologies, Inc. are co-borrowers under the Credit Facility and Project Staffing Support Team, Inc. ("PSST") is a guarantor of the obligations. Principal outstanding under the Credit Facility is due June 30, 1998. Chase agrees to make revolving credit loans outstanding as Prime Rate loans or LIBOR loans, provided that, during the occurrence and continuance of an event of default, the Company and its subsidiaries may not elect, and Chase shall have no obligation to make, LIBOR loans. Interest on LIBOR loans is payable in the amount of the LIBOR rate plus 2.0% per annum. Interest on the Prime Rate loans is payable in the amount of Chase's prime rate as announced from time to time.

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

Available advances under the Credit Facility are based upon the amount equal to 80% of eligible receivables of COMFORCE Global, COMFORCE Technical Services, Inc. and COMFORCE Information Technologies, Inc., less the aggregate amount of accrued payroll taxes due by those companies.

The Credit Facility contains certain affirmative and negative covenants, including restrictions on the creation of indebtedness or liens, the sale of assets, the acquisition of stock or assets of another entity, the payment of dividends, capital expenditures, and other financial covenants. Borrowings under the Credit Facility are secured by all goods, equipment, inventory, accounts, contract rights, chattel paper, notes receivable, instruments, documents, general intangibles, credits, claims, and obligations of the Company and its subsidiaries. Additionally, all of the issued and outstanding stock of COMFORCE Global, COMFORCE Technical Services, Inc. COMFORCE Information Technologies, Inc. and PSST are pledged as security.

As of September 30, 1996, the Company was not in compliance with certain financial covenants under the Credit Facility. Effective as of such date, Chase agreed to waive such noncompliance and agreed to amend certain of the financial covenants.

4. EQUITY

In March 1996, 4,500 stock options were exercised at an average price of $5 per share.

In April 1996, 301,667 warrants were exercised at an average price of $3.12 per share.

In April 1996, in conjunction with the purchase of RRA, the Company sold 8,871 shares of Series E Preferred Stock at a selling price of $550 per share for 8,470 shares and $750 per share for 401 shares. Holders of shares of Series E Preferred Stock are entitled to dividends equal to those declared on the Common Stock, or if no dividends are declared on the Common Stock, nominal cumulative dividends payable only if the Series E Preferred Stock fails to be converted into Common Stock by September 1, 1996. The Series E Preferred Stock has a liquidation preference of $100 per share ($887,100 in the aggregate for all outstanding shares). Effective as of October 28, 1996, each share of Series E Preferred Stock automatically converted into 100 shares of Common Stock. See
Note 10

In May 1996, the Company sold 7,002 shares of Series D Preferred Stock at a selling price of $1,000 per share. The holder of each share of Series D Preferred Stock will have the right to convert such shares into 83.33 fully paid and nonassessable shares of Common Stock at any time. Holders of the shares of Series D Preferred Stock are entitled to cumulative dividends of 6% per annum, payable quarterly in cash on the first day of February, May, August and November in each year. The Series D Preferred Stock has a liquidation preference of $1,000 per share ($7,002,000 in the aggregate for all outstanding shares).

In July 1996, the Company issued 137,500 shares of Common stock to pay liabilities assumed by ARTRA.

In August 1996, 20,000 warrants were exercised at an average price of $2.00 per share

In September 1996, 27,398 Common shares were issued as partial consideration for the purchase of Force Five.

5. EARNINGS PER SHARE

Earnings (loss) per common share is computed by dividing net earnings (loss), after deducting the preferred dividends requirements, by the weighted average number of shares of Common Stock and Common Stock equivalents (stock options and warrants), unless anti-dilutive, outstanding during each period. Common Stock equivalents consist of shares subject to stock options, warrants, and the Series E Preferred Stock. For this computation, shares of the Series E Preferred Stock are considered Common Stock equivalents at a rate of one share of Series E Preferred Stock to 100 shares of Common Stock. The shares of Series D Preferred Stock are not considered Common Stock equivalents and are excluded from primary earnings per share. The dividends accrued or paid on the Series D Preferred Stock of $175,000 have been deducted for computing earnings available to common shareholders. Fully diluted earnings per share have not been presented as the result is anti-dilutive.

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

At September 30, 1996 and December 31, 1995, liabilities to be assumed by ARTRA and net liabilities of the discontinued Jewelry Business (in thousands) consist of:


                                            September 30  December 31
Current:                                        1996         1995
                                            ------------  -----------

   Liabilities to be assumed by ARTRA
      Notes payable                             $  --       $1,986
      Court ordered payments                      350          990
      Accrued expenses                             --          349
                                                -----       ------
                                                $ 350       $3,325
   Net liabilities of the discontinued
      Jewelry Business                             --          374
                                                -----       ------
                                                $ 350       $3,699
                                                =====       ======

   Noncurrent:
      Liabilities to be assumed by ARTRA
       Court ordered payments                   $  --       $  541
                                                =====       ======

As noted in the table above, as of September 30, 1996, remaining pre-existing Lori liabilities assumed by ARTRA are $350,000. To the extent ARTRA is able to make subsequent payments, they will be recorded as additional paid-in capital. The ability of ARTRA to satisfy these obligations is uncertain. The financial statements of ARTRA include an explanatory paragraph indicating substantial doubt about the ability of ARTRA to continue as a going concern. The amounts receivable from ARTRA, exclusive of subsequent payments, have not been reflected in the Company's financial statements at September 30, 1996. No collateral has been provided in support of these obligations.

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

9. RELATED PARTY TRANSACTIONS

The Company made a loan of $367,000 in the aggregate to Michael Ferrentino, the President and a Director of the Company, Christopher P. Franco, an Executive Vice President of the Company, Kevin W. Kiernan, an employee of the Company, and James L. Paterek, a consultant to the Company, to cover their tax liabilities resulting from the issuance of the Company's Common Stock to them as inducement to direct the Company's entry into the technical staffing business. Of this amount, $55,000 was advanced in 1995, $38,000 was advanced in February 1996, and $238,000 was advanced in April 1996, and $36,000 was advanced in July 1996. Yield Industries, Inc., a corporation wholly-owned by Messrs. Paterek and Ferrentino, earned a delivery fee of $500,000 in connection with the Company's acquisition of COMFORCE Global, $250,000 of which was paid in 1995 and the balance of which was paid in January 1996.

The Company paid L.H. Friskoff & Company, a certified public accounting firm at which Richard Barber, a Director of the Company, is a partner, approximately $91,000 in fees during the period from January 1, 1996 through September 30, 1996 for tax-related advisory services.

10.  SUBSEQUENT EVENTS

In October and November 1996, the Company sold 3,250 shares of a new series of Preferred Stock, par value $0.01 per share, designated as the Series F Convertible Preferred Stock ("Series F Preferred Stock"), at a selling price of $1,000 per share. Each share of Series F Preferred Stock will, (i) at the option of the holder on or after the applicable conversion date or (ii) automatically on the second anniversary of the date of issuance, be converted into such number of shares of Common Stock determined by dividing $1,000 plus all accrued, unpaid dividends thereon by the per share conversion price. The conversion price is 86% of the average closing bid price of the Common Stock for the five trading days immediately preceding the conversion date, subject to certain limitations. The conversion date is, in the case of up to 50% of the shares of Series F Preferred Stock, March 1, 1997 and, in the case of the remaining shares, April 1, 1997. Holders of shares of Series F Preferred Stock are entitled to cumulative dividends of 5% per annum, payable quarterly on the first day of March, June, September, and December in each year, payable in cash or Common Stock (valued at the closing price on the date of declaration), at the Company's election. Any shares of Series F Preferred Stock remaining outstanding on the second anniversary of the date of issuance will thereupon automatically be converted into Common Stock. As a result of the issuance of these shares, holders of Series F Preferred Stock will have a liquidation preference over holders of Common Stock. Except as otherwise provided by law, the holders of Series F Preferred Stock will not be entitled to vote.

At the Company's annual meeting held on October 28, 1996, the Company's stockholders voted: (i) to elect Michael Ferrentino, Dr. Glen Miller, Keith Goldberg and Richard Barber to the Board of Directors of the Company for terms of one (1) year; (ii) to ratify the Company's issuance of 3,091,302 shares of its Common Stock and its agreement to issue 796,782 additional shares to certain individuals in consideration of their agreement to direct the Company's entry into the technical staffing business; (iii) to ratify the Company's entering into the technical staffing business and exiting the fashion jewelry business and transactions related thereto, including (a) its acquisition of all of the capital stock of Spectrum Global Services, Inc. (formerly d/b/a YIELD Global and, following its acquisition by the Company, renamed COMFORCE Global, Inc.),
(b) its issuance of 1,946,667 shares of its Common Stock plus detachable warrants to purchase 973,333 shares of its Common Stock in a private placement,
(c) if determined by management to be necessary or appropriate, its issuance of 100,000 shares and 150,000 shares, respectively, of its Common Stock to ARTRA, and Peter R. Harvey, formerly a director of the Company, in consideration of their guarantees in connection with the transactions, (d) its exchange of 100,000 shares of its Common Stock to ARTRA for the 9,701 shares of the Company's Series C Preferred Stock held by ARTRA, and (e) its disposition of its discontinued fashion jewelry operations; (iv) to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's capital stock from 10,000,000 shares to 100,000,000 shares of

Common Stock and from 1,000,000 shares to 10,000,000 shares of Preferred Stock (upon which approval, the 8,871 shares of Series E Preferred Stock which were outstanding automatically converted to 8,871,000 shares of Common Stock); (v) to approve an amendment to the Company's Certificate of Incorporation to eliminate cumulative voting; (vi) to amend the Company's Long-Term Stock Investment Plan
(a) to increase the maximum number of shares which may be issued under such Plan from 1,500,000 to 4,000,000 shares, (b) to provide for the grant of options to non-employee directors, and (c) in various other respects, principally designed to permit the Plan administrator additional flexibility in structuring option grants; and (vii) to ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent certified public accountants for the fiscal year ending December 31, 1996.

On November 1, 1996, COMFORCE IT Acquisition Corp., a wholly-owned subsidiary of the Company, merged with AZATAR Computer Systems, Inc. ("AZATAR") pursuant to the terms of an Agreement and Plan of Reorganization entered into by such parties and W. Mark Holbrook, formerly the controlling stockholder of AZATAR (the "Merger Agreement"). Under the terms of the Merger Agreement, the stockholders of AZATAR received cash payments of $1.03 million, 243,211 shares of the Company's Common Stock valued at $4.12 million, and contingent payments payable over three years in an aggregate amount not to exceed $1.2 million. AZATAR is in the business of information technology consulting to leading companies nationwide.

On November 4, 1996, the Company, through its subsidiary COMFORCE Technical Services, Inc., entered into a definitive agreement with RHO Company, Inc. ("RHO"), and J. Scott Erbe, formerly the controlling stockholder of RHO, to purchase all of the stock of RHO for $14.8 million, plus a three year contingent payout based on future earnings of RHO payable in stock in an aggregate amount not to exceed $3.3 million. RHO provides specialists for its customers primarily in the technical services and information technology sectors. The acquisition of RHO adds nine branch offices.

On November 7, 1996, the holder of a warrant exercised its right to purchase 111,111 shares of the Company's Common Stock at an exercise price of $9.00 per share.

On November 8, 1996, the Company, through its subsidiary, COMFORCE Global Inc., purchased, pursuant to the Asset Purchase Agreement entered into with Continental Field Service Corporation, Michael Hill, Roy Hill and COMFORCE Global, Inc. and the Asset Purchase Agreement entered into with Progressive Telecom, Inc., Beth Wilson Hill, and COMFORCE Global, Inc., respectively, substantially all of the assets of Continental Field Services Corporation and its affiliate, Progressive Telecom, Inc., for a purchase price of $4.425 million in cash, 36,800 shares of the Company's Common Stock valued at $575,000, and contingent payments payable over three years in an aggregate amount not to exceed $1.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The Company was incorporated in Delaware in 1969 and, since that time, has engaged in various businesses. In the second and third quarters of 1995, the Company adopted a plan to discontinue its then sole remaining business and contracted with current management to direct its entry into the technical staffing business. The October 1995 acquisition of COMFORCE Global marked the Company's entry into the technical staffing business, followed by the acquisition of five additional technical staffing businesses in 1996. Prior to its acquisition by the Company, each of these acquired businesses operated as a separate independent entity.

   Historical financial information for the Company is presented in this Report. However, this historical information includes limited results of the Company's technical staffing operations, all of which, except for COMFORCE Global, were acquired during or after the nine month period ended September 30, 1996. Due to the Company's discontinuation of the Jewelry Business in the third quarter of 1995 and its acquisition of various technical staffing businesses since that time, a comparison of the Company's consolidated results of operations for the three and nine months ended September 30, 1996 and September 30, 1995 is not meaningful.

   Since the pro forma financial data of the Company set forth in the notes to the Condensed Consolidated Financial Statements shows the combined operating results of the recently acquired technical staffing businesses during periods when they were not under common control or management, the pro forma data presented may not be indicative of the Company's future financial or operating results. However, management believes that a comparison of the pro forma results of operations of the Company for the three and nine months ended September 30, 1996 and September 30, 1995 will be more meaningful than an analysis of historical results. Accordingly, a comparison of the Company's pro forma results for these periods is presented under "Results of Operations" in this Item 2.

   Staffing personnel placed by the Company are Company employees. The Company is responsible for employee related expenses for its employees, including workers' compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company offers health, dental, disability and life insurance to its billable employees.

ACQUISITION HISTORY


                                                FISCAL
                                                 1995
                        YEAR    ACQUISITION    REVENUE     OFFICES
                       FOUNDED      DATE       (MILLIONS)  ACQUIRED    HEADQUARTERS      MARKET SERVED
                       -------  -------------  ---------   --------    ------------      -------------
YIELD Global              1987  October 1995      $12.0        5     Lake Success, NY  Telecommunications
Williams                  1991   March 1996       $ 4.2        1     Englewood, FL     Telecommunications
RRA                       1964    May 1996        $52.0        8     Tempe, AZ         Technical Services
Force Five                1993   August 1996      $ 6.6        4     Dallas, TX        Information Technology
Azatar                    1980    November        $ 6.8        2     Rochester, NY     Information Technology
                                    1996
Continental               1965    November        $ 9.7        2     Elmsford, NY      Telecommunications
                                    1996
RHO                       1971      Under         $83.6        9     Redmond, WA       Technical Services and
                                contract, has                                          Information Technology
                                 not closed

The Company serves customers in three principal sectors, telecommunications, technical services and information technology. The Company provides cellular and wireless technology, satellite and earth station deployment, network management and plant modernization services to customers in the telecommunications industry. The Company contracts with customers in the information technology market to provide staffing for specific projects requiring highly specialized skills such as applications programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. In the technical staffing market, the Company satisfies diverse commercial needs for highly-skilled labor in the avionics and aerospace, architectural, automotive, energy and power, pharmaceutical, marine and petrochemical fields.

RESULTS OF OPERATIONS

Pro Forma Three Months ended September 30, 1996 vs. Pro Forma Three Months ended September 30, 1995

Pro forma revenues of $20.98 million for the three months ended September 30, 1996 were $1.68 million, or 9% higher than pro forma revenues for the three months ended September 30, 1995. The increase in 1996 pro forma revenues is attributable to the overall growth and expansion of COMFORCE Global's telecommunications and computer staffing business as well as the growth in the operations of Williams, RRA, and Force Five.

Pro forma cost of revenues of the three months ended September 30, 1996 was 86% of pro forma revenues compared to pro forma cost of revenues of 86% for the three months ended September 30, 1995. The dollar increase in the 1996 pro forma cost of revenues is principally attributable to increased sales volume.

Pro forma operating expenses for the three months ended September 30, 1996 increased $442,000, or 30% over the pro forma operating expenses for the three months ended September 30, 1995. This increase was principally related to greater branch and corporate expenses incurred to open new offices and support additional volume during the 1996 period.

Pro forma operating results for the three months ended September 30, 1995 included two non-recurring charges totaling $3.9 million. These included stock compensation expense of $3.4 million and management fees of $515,000 paid by COMFORCE Global to its former parent company prior to its acquisition by the Company.

Pro forma operating income for the three months ended September 30, 1996 was $843,000 compared to a 1995 pro forma loss of $2.85 million. The improvement of $2 million was principally attributable to the discontinuance in the 1996 period of the non-recurring charges of $3.9 million recorded in 1995. The pro forma operating income was also impacted by increased margins on additional revenues offset partially by increased branch and corporate operating costs.

Pro Forma Nine Months ended September 30, 1996 vs. Pro Forma Nine Months ended September 30, 1995

Pro forma revenues of $61.5 million for the nine months ended September 30, 1996 were $6.5 million, or 12% higher than pro forma revenues for the nine months ended September 30, 1996. The increase in 1996 pro forma revenues is attributable to the overall growth and expansion of COMFORCE Global's telecommunications and computer staffing business as well as the growth in Williams, RRA, and Force Five.

Pro forma cost of revenues for nine months ended September 30, 1996 and September 30, 1995 was 87% of pro forma revenues. The 1996 dollar increase in pro forma cost of revenues is principally attributable to the increase in sales volume.

Pro forma operating expenses for the nine months ended September 30, 1996 increased $652,000 compared to pro forma operating expenses for the nine months ended September 30, 1995. The 1996 increase in pro forma operating expenses is principally related to greater branch expenses and corporate expenses incurred to open new offices and support additional volume during the 1996 period. Pro forma operating results for the nine months ended September 30, 1995 included two non-recurring charges totaling $4.6 million. These included stock compensation expense of $3.4 million and management fees of $1.15 million paid by COMFORCE Global to its former parent company prior to its acquisition by the Company.

Pro forma operating income for the nine months ended September 30, 1996 was $2.19 million as compared to pro forma operating loss of $2.4 million for the nine months ended September 30, 1995. The improvement of $4.65 million was principally attributable to discontinuance in the 1996 period of non-recurring charges of $4.5 million recorded in 1995. The 1996 pro forma operating income was also impacted by increased margins on additional revenues offset partially by increased branch and corporate operating costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are from operations and borrowings under its $10 million revolving line of credit under a credit facility (the "Credit Facility") with The Chase Manhattan Bank ("Chase"). The Company's principal uses of cash are for funding acquisitions and working capital. The Company typically pays its billable employees weekly for their services before invoicing its customers. As new offices are established or acquired, or as existing offices expand and revenues are increased, there will be greater requirements for cash resources to fund current operations.

The Company is obligated under various acquisition agreements to make earn-out payments to the sellers of acquired companies, subject to the acquired companies achieving specified earnings targets. The maximum amount of these potential earn-out payments (in cash and stock) is $6.9 million (exclusive of the up to $3.3 million contingent earn-out payment in connection with the RHO acquisition, which has not been completed), payable over a four-year period. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

The Company believes that funds provided by operations and available borrowings under the Credit Facility with Chase will be sufficient to meet its presently anticipated needs for working capital and capital expenditures necessary to support the Company's present level of business activity. The Company partially financed its recent acquisitions of AZATAR and Continental and its earnest money deposit for RHO from the proceeds of its sale of $3.25 million in Series F Preferred Stock and borrowings under its Credit Facility. Funds provided by operations and available for borrowing under the Credit Facility are not expected to be sufficient to enable the Company to complete the RHO acquisition or acquire any additional technical staffing businesses. Accordingly, the Company expects to seek other sources of financing in order to complete the RHO acquisition and continue to acquire existing technical staffing businesses. There can be no assurance that additional financing will be available for such purposes.

Cash and cash equivalents increased $353,000 during the nine months ended September 30, 1996. Cash flows provided by financing activities of $14.66 million exceeded cash flows used in operating activities of $4.32 million and cash flows used by investing activities of $9.99 million. Cash flows used by operating activities were principally attributable to the temporary need to fund Williams, RRA, and Force Five accounts receivable and their carrying costs due to the purchase of Williams in March 1996, RRA in May 1996 and Force Five in August 1996. Cash flows used in investing activities are principally related to the purchase of Williams, RRA, and Force Five for a total of $9.44 million including directly related costs, as well as loans made to certain officers of the Company pursuant to their employment contracts in the amount of $367,000 and the purchase of fixed assets in the amount of $183,000. Cash flows from financing activities were attributable to net borrowings under the revolving line of credit of $3.25 million, the exercise of warrants in the amount of $1.05 million and the issuance of Series E Preferred Stock and Series D Preferred Stock in the amount of $4.64 million and $6.42 million respectively.

During the nine months ended September 30, 1996, the Company eliminated its working capital deficiency and, at September 30, 1996, had excess working capital of $4.7 million. The increase in working capital is principally attributable to the Company's increase in accounts receivable due to the acquisitions of Williams, RRA, and Force Five and the reduction in the liabilities assumed by ARTRA.

OTHER MATTERS

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock-based compensation is not mandatory, the pronouncement requires companies that choose not to adopt the new fair value accounting to disclose the pro forma net income and earnings per share under the new method. This new accounting principle is effective for the Company's fiscal year ending December 31, 1996. The Company believes that adoption will not have a material impact on its financial statements as the Company will not adopt the new fair value accounting, but instead will comply with the disclosure requirements.

The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for services in the technical services sector has historically been lower during the year-end holidays through January of the following year, showing gradual improvement over the remainder of the year. Although less pronounced than in technical services, the demand for services of the telecommunications and IT sectors is typically lower during the first quarter until customers' operating budgets are finalized. The Company believes that the effects of seasonality will be less severe in the future as revenues contributed by the information technology and telecommunications sectors continue to increase as a percentage of the Company's consolidated revenues.

The Company is currently analyzing whether certain federal income tax net operating loss carryforwards will be available to it. Due to the uncertainty as to the availability of these loss carryforwards, management is currently unable to determine what amount, if any, of such loss carryfowards will be utilizable.

Inflation has become a less significant factor in the economy; however, to the extent permitted by competition, the Company generally passes increased costs to its customers.


PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

In October and November 1996, the Company sold 3,250 shares of its newly authorized Series F Preferred Stock (designated as the Series F Convertible Preferred Stock, 10,000 shares authorized) at a selling price of $1,000 per share. Each share of Series F Preferred Stock will, (i) at the option of the holder on or after the applicable conversion date or (ii) automatically on the second anniversary of the date of issuance, be converted into such number of shares of Common Stock determined by dividing $1,000 plus all accrued, unpaid dividends thereon by the per share conversion price. The conversion price is 86% of the average closing bid price of the Common Stock for the five trading days immediately preceding the conversion date, subject to certain limitations. The conversion date is, in the case of 50% of the shares of Series F Preferred Stock, March 1, 1997 and, in the case of the remaining shares, April 1, 1997. Holders of shares of Series F Preferred Stock are entitled to cumulative dividends of 5% per annum, payable quarterly in cash or Common Stock, at the Company's option, on the first day of March, June, September, and December in each year. Except as otherwise provided by law, the holders of Series F Preferred Stock will not be entitled to vote. As a result of the issuance of these shares, holders of Series F Preferred Stock will have a liquidation preference over holders of the Company's Common Stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

11.1 Computation of Earnings (Loss) Per Share and Equivalent Share of Common Stock.

27.1  Financial Data Schedule.

(b)   Reports on Form 8-K.

      During the quarter ended September 30, 1996, the Company filed the following Current Reports on Form 8-K:

      On September 4, 1996, the Company filed a Current Report in connection with the Force Five acquisition.

      On September 24, 1996, the Company filed amendments to Current Reports with respect to its acquisitions of COMFORCE Global, Williams and RRA and the financial statements and pro forma financial statements required in connection with those acquisitions.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                     COMFORCE CORPORATION
                                     --------------------
                                          Registrant

Dated:  November 15, 1996           PAUL J. GRILLO
--------------------------           --------------------
                                     Vice President/Finance
                                      Chief Financial Officer

COMFORCE Corporation
2001 Marcus Avenue
Lake Success, NY  11042



November 15, 1996

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549-1004

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

Very truly yours,

COMFORCE Corporation


           /s/ Paul Grillo
-------------------------------
   Paul Grillo
Chief Financial Officer


Enclosures