Form 10-K
period 1996-12-31
COMFORCE CORP
filed 1997-03-31
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _____ to _______

                          Commission file number 1-6081

                              COMFORCE CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                          36-23262248
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

2001 Marcus Avenue Lake Success, New York                         11042
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (516) 328-7300

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at March 27, 1997: $76,662,564

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                       Outstanding at March 27, 1997
----------------------------                      -----------------------------
Common stock, $.01 par value                                12,819,649

Documents Incorporated by Reference: The information required under Part III of Form 10-K will be included in Registrant's Proxy Statement to be filed with the Commission on or before April 30, 1997, which information is incorporated by reference herein.

                                     PART I

ITEM 1.  BUSINESS

General

     COMFORCE Corporation (the "Company" or "COMFORCE") is a provider of staffing, consulting and outsourcing solutions focused on the high technology needs of businesses. The Company provides services to over 725 customers through a highly-skilled labor force that includes computer programmers, engineers, technicians, scientists and researchers. The Company's customers include telecommunication equipment manufacturers, telecommunication service providers (wireline and wireless), computer software and hardware manufacturers, aerospace and avionics firms, utilities and national research laboratories such as Los Alamos National Laboratory, Sandia National Laboratory and Lawrence Livermore National Laboratory.

     The Company serves its customers in three principal sectors -- telecommunications, information technology and technical services -- which represent approximately 20%, 25% and 55%, respectively, of current sales. In the telecommunications sector, the Company provides staffing for wireline and wireless communications systems development, satellite and earth station deployment, network management and plant modernization. In the information technology sector, the Company provides staffing for specific projects requiring highly specialized skills such as applications programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. In the technical services sector, the Company provides staffing for national laboratory research in such areas as environmental safety, alternative energy source development and laser technology, and provides highly-skilled labor meeting diverse commercial needs in the avionics and aerospace, architectural, automotive, energy and power, pharmaceutical, marine and petrochemical fields.

     The Company was incorporated in Illinois in 1954 and became a Delaware corporation through its merger with a Delaware subsidiary in 1969. The Company maintains its headquarters in Lake Success, NY and has 31 branch offices in 15 states across the United States to enable it to meet the needs of national as well as local customers. The Company employs approximately 3,900 persons and maintains a proprietary database of over 110,000 prospective employees with expertise in the technical disciplines served by the Company.

Acquisition History

     James L. Paterek, the Chairman of the Company, Christopher P. Franco, the Chief Executive Officer of the Company, and Michael Ferrentino, the President of the Company, guided the Company's entrance into the staffing business with the October 1995 acquisition by the Company of all of the capital stock of Spectrum Global Services, Inc. (formerly d/b/a YIELD Global and subsequently renamed COMFORCE Telecom, Inc.) ("COMFORCE Telecom"). COMFORCE Telecom, a provider of technical staffing services principally to the telecommunications sector, had been formed in 1987 by Mr. Paterek and Mr. Ferrentino. In September 1995, immediately prior to its entry into the technical staffing business, the Company discontinued its then existing jewelry business (see "Discontinued
Operations--History of Discontinued Operations" in this Item 1). Since its acquisition of COMFORCE Telecom, the Company has continued to expand its presence in the technical staffing industry through its acquisition of six additional technical staffing businesses. Following is a brief description of the Company's acquisitions:

     o COMFORCE Telecom: In October 1995, the Company acquired substantially all of the capital stock of COMFORCE Telecom, a provider of technical staffing services to the telecommunications sector. The price paid by the Company for the COMFORCE Telecom stock and related acquisition costs was approximately $6.4 million, payable in $5.6 million cash and 500,000 shares of the Company's Common Stock.

     o Williams Communication Services, Inc.: In March 1996, the Company acquired substantially all of the assets of Williams Communication Services, Inc. ("Williams"), a regional provider of technical staffing services to the telecommunications sector. The purchase price for the assets of Williams was $2 million in cash, plus a four year contingent payout based on future earnings of Williams payable in cash. The amount of the contingent payout cannot exceed $2 million, for a total purchase price not to exceed $4 million. The Company acquired one branch office with the acquisition of Williams.

     o RRA, Inc., Project Staffing Support Team, Inc. and DataTech Technical Services, Inc.: In May 1996, the Company acquired all of the stock of Project Staffing Support Team, Inc. and substantially all the assets of RRA, Inc. and DataTech Technical Services, Inc. (collectively, "RRA") for a purchase price of $5.1 million, payable in cash, plus a three year contingent payout based on future earnings of RRA payable in cash. The amount of the contingent payout cannot exceed $650,000, for a total purchase price not to exceed $5.75 million. RRA provides specialists for supplemental staffing assignments as well as outsourcing and vendor-on-premises programs, primarily in the technical services sector. The Company added nine branch offices with the acquisition of RRA.

     o Force Five, Inc.: Effective as of July 31, 1996, the Company purchased all of the stock of Force Five, Inc. ("Force Five") for a purchase price of $2 million, payable in $1.5 million cash and 27,398 shares of the Company's Common Stock, plus a three year contingent payout based on future earnings of Force Five payable in cash. The amount of the contingent payout cannot exceed $2 million, for a total purchase price not to exceed $4 million. Force Five provides information technology consulting services to leading companies nationwide. The acquisition of Force Five added one branch office to the Company.

     o AZATAR Computer Systems, Inc.: In November 1996, the Company acquired all of the stock of AZATAR Computer Systems, Inc. ("AZATAR"), a provider of information technology ("IT") services, for a purchase price of $5.15 million, payable in $1.03 million cash and 243,211 shares of the Company's Common Stock, plus a three year contingent payout based on future earnings of AZATAR payable in stock. The maximum amount of the contingent payout in any year cannot exceed $400,000, which, if earned in full, would bring the total purchase price to $6.35 million. The number of shares to be issued as contingent payouts is based upon the average closing sales price of the Common Stock for the 10 business days immediately preceding December 31st of each earnout year. The Company added two branch offices with the acquisition of AZATAR.

     o Continental Field Services Corporation and Progressive Telecom, Inc.: In November 1996, the Company acquired substantially all of the assets of Continental Field Services Corporation and its affiliate, Progressive Telecom, Inc. (collectively, "Continental"), providers of technical staffing services to the telecommunications sector, for a purchase price of $5 million, payable in $4.4 million cash and 36,800 shares of the Company's Common Stock, plus a three year contingent payout based on future earnings of Continental payable in cash in an aggregate amount not to exceed $1.02 million, for a total purchase price not to exceed $6.02 million. The Company added two branch offices with this acquisition.

     o RHO Company Incorporated: In February 1997, the Company acquired all of the stock of RHO Company Incorporated ("RHO") for $14.8 million payable in cash, plus a contingent payout to be paid over two or three years based on future earnings of RHO payable in stock in an aggregate amount not to exceed $3.3 million. The maximum amount of the contingent payout in any year cannot exceed $1.67 million, which, if earned in full, would bring the total purchase price to $18.1 million. The maximum number of shares issuable under the terms of the contingent payout is 386,249 shares. RHO provides specialists for its customers primarily in the technical services and IT sectors. The acquisition of RHO added nine branch offices.

Strategy

     The Company's objective is to be the leading provider of technical staffing, consulting and outsourcing solutions for the high technology needs of businesses. The Company will seek to achieve its objective by pursuing the strategy set forth below. However, various factors, including those described under "Forward Looking Statements" in this Item 1, could cause the Company to be unable to continue to pursue such strategy or otherwise cause it to fail to realize its objective.
See "Forward Looking Statements" in this Item 1.

     Focus on High Technology Markets. In the telecommunications, IT and technical service sectors which the Company serves, dynamic technology needs of businesses can effectively be met through the use of staffing, consulting and outsourcing services. These services permit a company to access personnel with experience in the most current technologies. The Company intends to focus on servicing high technology markets because management believes that providing staffing in the high technology sectors offers greater growth opportunities over providing staffing in the lower-skilled labor sectors, including a higher growth in demand for services, lower turnover rates, generally higher profit margins and more stable customer and employee relationships. In the rapidly emerging high technology fields such as PCS network development and information technology, the Company's employees continually develop new marketable skills by working on projects that make use of the most advanced technology. As a result, these skills developed by the Company's staffing personnel while on an assignment continually expand the Company's ability to service more diverse and emerging technologies.

     Pursue Acquisitions as Key Element of Growth. A key element of the Company's expansion strategy is to continue acquiring staffing and consulting companies with profitable track records and recognized local or regional presence in order to expand the Company's geographic service base, diversify its capabilities in the high technology sectors, strengthen its existing expertise and expand its proprietary database of highly skilled technical talent. Management believes that such acquisitions will enable the Company to more rapidly achieve significant economies of scale and maintain greater financial resources which will allow it to secure larger contracts and enhance its leverage for negotiating contracts. Management believes that its decentralized management philosophy and operating strategies will make it an attractive acquiror to the owners of regional and local staffing businesses.

     Expand Geographic Presence. The Company will seek to increase revenues and enhance earnings stability by continuing to expand geographically in the United States and internationally. The Company services its customers through a network of 31 branch offices located in 15 states across the United States and its corporate headquarters located in Lake Success, New York. Management believes that further increasing its geographic diversity will better enable it to increase its customer base, weather regional economic and business cycles and provide an advantage when pursuing contracts with national accounts, particularly for customers with a national or international presence and a wide variety of staffing needs.

     Develop Innovative Staffing Solutions. Management continually seeks to develop new staffing solutions that provide its customers with maximum value and flexibility. By offering innovative and flexible service packages to customers, management believes it will be better able to attract new customers as well as increase sales to existing customers. Two examples of innovative staffing solutions are the Company's RightSourcing(sm) and COMFORCE Homework(sm)
programs. Through its RightSourcing(sm) program, the Company evaluates the performance level of a particular department, function or project and recommends ways to increase cost-effectiveness and workforce efficiency through specific staffing strategies. The COMFORCE Homework(sm) program, which is currently under development, will allow the Company's highly-skilled professionals to "telecommute," thus eliminating geographic barriers to meeting its customers' needs. The Company currently provides this service to customers on a limited basis.

     Capitalize on Operational Efficiencies. In the technical staffing industry, administrative, accounting and other "back office" operations are often provided on a centralized basis. The Company believes that its management information systems responsible for these functions are capable of supporting additional levels of business in the future at low incremental costs. The Company believes that the administrative functions of acquired businesses can be integrated into those of the Company without proportionally increasing overhead expenses, resulting in increased profitability, improved operating efficiencies.

Market Opportunities

     In seeking to achieve its objective of becoming the leading provider of technical staffing, consulting and outsourcing solutions for the high technology needs of businesses, the Company will seek to take advantage of the market opportunities outlined below. However, various factors, including those described under "Forward Looking Statements" in this Item 1, could cause such market opportunities to cease to be available or otherwise cause the Company to fail to realize its objective. See "Forward Looking Statements" in this Item 1.

     The Growing Market for Staffing, Consulting and Outsourcing Services. The staffing services industry, once used predominately as a short-term solution for peak production periods and to temporarily replace workers absent due to illness, vacation, or abrupt termination, has evolved into a permanent and significant component of the staffing plans of many corporations. Corporate restructuring, downsizing, increased government regulations governing employee relations, advances in technology, and the desire by many companies to shift employee costs from a fixed to a variable expense have resulted in the use of a wide range of staffing alternatives by businesses. In addition, the reluctance of corporations to risk liability upon the discharge of employees has led to an increase in companies using staffing services as a means of evaluating the qualifications of personnel before hiring them on a full-time basis. In addition, entrants into the labor force increasingly look to such assignments as a way to build experience, make contacts, and get valuable exposure to a variety of work settings, and as a vehicle to gain full-time employment.

     Organizations have also begun using flexible staffing to reduce administrative overhead by strategically outsourcing operations that are not part of their core business functions, such as recruiting, training and benefits administration. By utilizing employees from personnel providers, businesses are able to avoid the management and administrative costs incurred when full-time personnel are employed. An ancillary benefit of staffing services, particularly for smaller businesses, is the shifting of certain employment costs and risks (e.g., workers' compensation and unemployment insurance) to the personnel provider, which can spread the costs and risks over a larger pool of employees.

     Opportunities  for  Consolidation  in a  Fragmented  Industry.  The Company
believes that the staffing industry is highly fragmented and is currently experiencing a trend toward consolidation primarily due to the increasing demand by large companies for centralized staffing services and the difficulties faced by many smaller staffing companies in today's staffing services market. The growth of national and regional accounts resulting from the centralization of staffing decisions by national and regional companies has increased the importance of staffing companies being able to offer a wide range of services over a broad geographic area. In addition, many smaller staffing companies are experiencing increased difficulties due to factors such as significant working capital requirements, limited management resources and an increasingly competitive environment.

     Telecommunications Sector and the Growth of PCS. As businesses globalize and advance technologically, the demand for telecommunications-related services has increased. The Company believes that the recent enactment of the Telecommunications Act of 1996, which deregulates substantial portions of the telecommunications industry, has been the impetus for the recent and expected future growth in the industry.

     The growth of the telecommunications industry is being fueled also by the rising demand for wireless telecommunications services which have increased dramatically since their commercial introduction in 1984. This demand is largely attributable to the widespread availability and increasing affordability of mobile telephone, paging and other emerging wireless telecommunications services. Technological advances and a regulatory environment more favorable to competition have also served to stimulate market growth.

     The Company believes that the demand for wireless telecommunications will continue to grow dramatically and that personal communications services ("PCS") will capture a significant share of the wireless market. PCS is a wireless digital system which translates telephone calls into computer language before transmitting. Spurred by federal deregulation and the auction of $18 billion of PCS licenses in early 1996, regional and national PCS companies are making substantial investments to bring their PCS networks into operation as quickly as possible. The Company believes the installation of these networks, which is labor-intensive and requires specialized technical personnel, will significantly increase the demand for staffing and outsourcing services.

     Information Technology Sector and the Year 2000 Challenge. The demand for qualified personnel is increasing significantly in computer-related disciplines such as technical project support, software development and documentation, systems and database management, and desktop publishing. As a result, information technology services is one of the most rapidly growing sectors of the staffing services industry.

     Management believes that the demand for IT services will continue to grow, principally as a result of accelerating technological advances requiring highly specialized expertise and the need for enterprise-wide integration of computer systems. The continuing transition, particularly by large corporations, from legacy systems to computer networks using client/server architecture is a key factor contributing to the demand for technical staffing services. Rapid technological change makes it increasingly difficult and expensive for businesses to employ full-time technicians with the leading edge expertise needed to maintain and upgrade advanced and complex computer systems. Companies are increasingly relying on outsourcing and staffing services to maintain and upgrade their systems and to train full-time employees in the use and support of their systems.

     The Company believes that the substantial increase in the use of sophisticated information technologies has coincided with economic factors that have led to reductions in corporate work forces and a return by businesses to a focus on their core competencies. Faced with the challenge of implementing and operating more complex information systems with substantially smaller corporate staffs, businesses are increasingly using specialty staffing services companies to augment their information technology operations. At the same time, an increasing number of technical professionals are choosing to operate as consultants, motivated by a desire for more flexible work schedules and an opportunity to work with emerging and challenging technologies in a variety of industries and work environments. Such consultants generally are able to maintain compensation levels comparable to or higher than those of similarly skilled, full-time employees. These factors have caused IT services to be one of the fastest growing segments of the specialty staffing services industry.

     With the approach of the Year 2000, management believes that over the next several years opportunities in the IT sector will increase as a result of the need to correct the Year 2000 problem. Virtually from the origins of the computer, dates have been programmed into computer applications as six-digit fields, with the last two digits representing the year. In many cases these fields are encrypted in basic or fundamental applications, often in obscure or obsolete computer languages. As a result, after December 31, 1999, many computer applications will lose the ability to distinguish dates and will cease to function or give erroneous results unless reprogrammed. Industry sources estimate that corporations and government agencies will spend from $200 to $600 billion to assess and correct this problem. Estimates indicate that up to 90% of these projected costs will be incurred for professional services, with the balance incurred for software tools. In 1995 only an estimated $50 million was spent rectifying the problem. However, the Year 2000 challenge is receiving increasing attention. Many companies and organizations requiring Year 2000 conversions do not have the internal personnel, resources or expertise that will be required to address the problem and instead will rely on the staffing industry to supply personnel, including programmers with skills in multiple computer languages or obscure languages that have not been used in many years.

     Technical Services. The technical services sector, the traditional market for staffing companies such as the Company, is a more mature sector than the more rapidly emerging telecommunications and IT sectors. However, the Company believes that this sector has experienced significant growth in recent years due principally to the factors that have contributed to the growth in the staffing services industry generally, including the increasing prevalence of corporate restructurings and downsizings, increased government regulations governing employee relations and the desire by many companies to shift employee costs from a fixed to a variable expense.

Services

     The Company provides a wide range of technical staffing, consulting and outsourcing services. The Company's extensive proprietary database and national presence enable it to draw from a wealth of resources to link highly-trained telecommunications and computer professionals with businesses that need highly skilled labor. The Company's services are designed to give its customers maximum flexibility and maximum choice. The Company's professionals are available on a short-term or long-term basis. The Company's services permit businesses to increase the volume of their work without increasing fixed overhead and permanent personnel costs.

     The Company's employees provide services ranging from basic equipment installation to sophisticated engineering skills to customers in the telecommunications sector, typically in support of telecommunications network expansion or modernization programs. To customers in the IT sector, the Company's employees provide computer programming services that include updating or modifying existing programs as well as developing new programs and integrating new programs with existing systems. The Company's employees offer both manufacturing and engineering support to customers in the technical services sector on research and development and product design projects that relate to, inter alia, energy research and aerospace design.

     The Company offers its customers four staffing alternatives: Project Support, Vendor-on-Premises, RightSourcing(sm) and Needs Analysis. The staffing alternatives serve different customer needs, depending on the nature and length of the assignment and the degree of management responsibility the customer wishes to delegate. In addition, the Company is currently developing a new telecommuting service, COMFORCE Homework(sm), to offer its customers even greater flexibility.

     Project Support. Through its Project Support program, the Company contracts with its customers to provide staffing for specific projects requiring highly specialized skills such as applications programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. Generally, project staffing involves the commitment of a team of employees who remain at the site until a project is completed. However, the Company helps its customers complete their development projects by providing both short-term and long-term staffing. The Company has the resources and experience to plan and manage a project from conception through completion, as well as the ability to enter a project midstream, assess its status, develop a plan and successfully complete the project.

     Vendor-on-Premises. Through its Vendor-on-Premises program, the Company coordinates personnel services by establishing an on-site office to assist in the procurement and management of the customer's workforce. The program facilitates customer use of staffing personnel and allows the customer to outsource a portion of its personnel responsibility. The Company designs and implements customized programs that can include services such as specialized testing, drug screening, selection and monitoring of secondary staffing vendors, enforcement of the customer's quality standards, and orientation of the workforce. The program can also provide permanent, full-time placement services through traditional staff selection and recruiting services.

     RightSourcing(sm). Through the RightSourcing(sm) program, the Company evaluates the performance level of a particular department, function, or project and recommends ways to increase cost-effectiveness and workforce efficiency through specific staffing strategies. The Company then tailors a program to meet specific staffing needs and established performance standards. Through the use of RightSourcing(sm) software, the customer can access information and data regarding the cost, management and productivity of its contract and permanent personnel. The RightSourcing(sm) program provides the customer with the option to transfer its workers from its payroll to the Company's payroll.

     Needs Analysis. Through its Needs Analysis service, the Company evaluates the specific objectives and requirements of a project or function and identifies needed staff positions and responsibilities. This is accomplished by the development of a work breakdown structure and other needs analysis techniques that define tasks, outputs, and interdependencies, establish task durations and milestones, and identify elements critical to the successful implementation of the function or completion of the project. The resulting staffing plan defines an organizational structure, identifies specific staff positions, numbers, responsibilities, and qualifications, defines the start and end date of each position, and indicates the employment category for each position (permanent full-time, temporary short-term, or contract). The staffing requirements can then be matched to the Company's proprietary database of more than 110,000 prospective employees.

     New Telecommuting Initiative. The Company's COMFORCE Homework(sm) program is designed to allow highly-skilled professionals to telecommute from their homes, eliminating geographic barriers in order to provide the most qualified staff for specific customer requirements. The program is also designed to provide increased flexibility by allowing part-time staff to assist more than one customer over any given time period and by reducing overhead costs to the customer. The Company's staffing, consulting and outsourcing services are particularly well suited for telecommuting due to the highly skilled nature of its employee base.

Customers

     The Company's customers are typically Fortune 500 companies and other large organizations. Since January 1, 1996, the Company provided technical staffing, consulting and outsourcing solutions to over 725 customers including telecommunication equipment manufacturers, telecommunication service providers (wireline and wireless), computer software and hardware manufacturers, aerospace and avionics firms, utilities and national laboratories engaged in such areas as environmental safety research and development of alternative energy sources and laser technology. The Company believes that its large customer base provides it with attractive opportunities for further marketing and cross-selling of its technical staffing solutions capabilities. In addition, the requirements of these organizations often provide opportunities for major projects that extend for multiple years or generate additional assignments. Generally, the Company's contracts with its customers provide that the Company will have the first opportunity to supply the personnel required by that customer. Other staffing companies not under contract with the customer are typically offered the opportunity to supply personnel only if the Company is unable to meet the customer's requirements.

     One customer accounted for 19% of the Company's 1996 revenues, but no other customer accounted for more than 10% of 1996 revenues. In 1995, three customers accounted for 17.3%, 12.6% and 10.1%, respectively, of historical revenues during that year. Sales to the Company's 10 largest customers account for approximately 51% of the Company's current revenues, with sales to Microsoft Corporation and The Boeing Company accounting for approximately 15% and 13%, respectively, of the Company's current revenues.

     The Company provides staffing for cellular and wireless technology communications system development, satellite and earth station deployment and network management services to customers engaged in the telecommunications industries. Sales to customers in the telecommunications sector account for approximately 20% of the Company's current revenues. Among the customers in this sector are ALCATEL, AT&T Wireless Services, Inc., Lucent Technologies, Inc., Northern Telecom, Inc. (NORTEL), Fujitsu Network Transmission Systems, Inc., Bell Atlantic Corporation and Motorola, Inc. Typically, customers from the telecommunications sector obtain the services of the Company on a purchase order basis and are invoiced weekly.

     Sales to the Company's customers in the information technology sector represent approximately 25% of the Company's current revenues. The major customers in this sector are Microsoft Corporation, Western Digital Corporation, NEC Technologies, Inc., Oracle Corporation, First Union Bank, Xerox Corporation, Eastman Kodak Company and Electronic Data Systems Corporation. The Company expects that revenues contributed by the IT sector will continue to increase as a percentage of its total revenues. IT customers generally obtain the services of the Company on a contract and purchase order basis and are typically invoiced weekly or bi-weekly.

     The customers in the technical services sector are principally quasi-public organizations, aerospace, electronics and petrochemical companies and public utilities. Sales to technical services customers represent approximately 55% of the Company's current revenues. The major customers in this sector include The Boeing Company, Cable Systems International, Gulfstream Aerospace Corporation, Honeywell, Inc., Westinghouse Electric Corporation, McDonnell Douglas Corporation and National Department of Energy Research Laboratories including Los Alamos National Laboratory, Sandia National Laboratory, Lawrence Livermore National Laboratory and Battelle Northwest Laboratory. Typically, customers in the technical services sector obtain the services of the Company on a long-term contract basis and are invoiced weekly.

Sales and Marketing

     The Company services its customers through a network of 31 branch offices located in 15 states across the United States and its corporate headquarters located in Lake Success, New York. The Company's sales and marketing strategy is focused on expanding its business with existing customers through cross-selling and establishing relationships with new customers. The strategy focuses on national accounts that are primarily serviced on a local level through its branch locations.

     These accounts, as well as local accounts serviced by the Company, are targeted by account managers at the branch offices, permitting the Company to capitalize on the local expertise and established relationships of its branch office employees. Such accounts are solicited through personal sales presentations, telephone marketing, direct mail solicitation, referrals from customers, and advertising in a variety of local and national media including the Yellow Pages, magazines, newspapers, trade publications and through the Company's home page on the World Wide Web. The Company also sponsors public relations activities designed to enhance public recognition of the Company and its services. Local employees are encouraged to be active in civic organizations and industry trade groups to facilitate the development of new customer relationships.

     The Company's international and national sales and marketing effort is and will continue to be coordinated by management at the corporate level, enabling the Company to develop a consistent, focused strategy to pursue national and international account opportunities. This strategy allows the Company to capitalize on the desire of national and international customers to work with a limited number of preferred vendors for their staffing requirements. As larger customers consolidate their purchasing of staffing services, management believes that the Company's ability to provide a full range of services to national accounts will be a competitive advantage.

     In certain markets, the Company intends to cross-sell professional services. The Company has established long-term relationships with many of its customers. Most of these customers are currently serviced by the Company in a single sector in which they operate. The Company believes that the access and goodwill from these existing customer relationships provide it with significant advantages in marketing services to these customers in other sectors.

     In order to maximize its marketing effectiveness, the Company provides motivational training to empower its employees and instill a proactive, solution-based approach to problem solving. In addition, the Company offers additional compensation, in the form of cash and stock options, to certain of its employees as incentive to maximize their sales efforts.

Recruiting of Billable Employees

     The  Company's  success is dependent  upon its ability to  effectively  and efficiently match skilled technical personnel with specific customer assignments. As a result of continuous recruiting efforts, the Company has established an extensive national resume database of over 110,000 prospective employees with expertise in the technical disciplines served by the Company. The Company continuously updates its proprietary database to reflect changes in technical personnel skill levels and availability. Upon receipt of assignment specifications, the Company searches the database to identify suitable technical personnel. Once technical skills are matched to the specifications, the Company considers other selection criteria such as interpersonal skills, availability and geographic preferences to ensure there is a proper fit between personnel and the assignment being staffed. The Company's resume database, which may be accessed by appropriate personnel throughout the Company, can be searched by a number of different criteria, including specific skills or qualifications.

     To identify qualified personnel for inclusion in its proprietary database, the Company solicits referrals from its existing personnel and customers and places advertisements in local newspapers, trade magazines and on the Company's home page on the World Wide Web. As competition for the limited number of qualified technical personnel with certain "niche" skills intensifies, the Company intends to enhance its recruiting practices to attract technical personnel in areas of high demand.

     The Company believes it has a competitive advantage in attracting and retaining technical personnel as it provides assignments that make use of advanced technology and offer the employees the opportunity to obtain additional experience that can enhance their skills and overall marketability. In addition, in certain instances the Company provides its billable employees the opportunity to participate in a stock option purchase plan of the Company. The Company believes this plan distinguishes the Company from most of its competitors.

     The Company also offers flexible schedules, better-than-competitive wages and, depending on the contract or assignment, paid holidays, vacation, and certain benefit plan opportunities to attract and retain qualified technical personnel. In addition, the Company offers its billable employees a wide range of choices for custom designing a benefit package specific to each employee's needs and an opportunity for immediate participation in the Company's 401(k) savings plan. The Company also offers health insurance benefits to its billable employees at their cost through a national trade association to which the Company belongs.

Payroll/Billing/Accounting

     The Company believes that its management information ("MIS") systems are instrumental to the success of its operations and are technologically advanced. Its invoice customization and electronic billing features enable the Company to expedite its billing and collection functions and to meet payroll in a more timely and efficient manner. The Company's MIS systems also retain coded information regarding employment candidates' qualifications and skills, providing the Company with a competitive advantage in matching such skills and qualifications with customer needs.

     The Company seeks to increase its profitability by adding offices and employees without proportionately increasing overhead expenses. The Company believes that its MIS systems are well suited to facilitate that goal in that the administrative functions of the acquired businesses can be integrated into those of the Company at low incremental costs, allowing the Company to spread its fixed costs over a larger revenue base.

Competition

     The specialty staffing services industry is very competitive and fragmented. There are relatively limited barriers to entry and new competitors frequently enter the market. The Company's competitors vary depending on geographic region and the nature of the service(s) being provided. The Company faces substantial competition from both larger firms possessing substantially greater financial, technical and marketing resources than the Company and smaller, regional firms with a strong presence in their respective local markets. Large national firms that offer specialty staffing services include AccuStaff Incorporated, Corestaff, Inc., Butler International, Inc., CDI Corporation and TAD Technical Services. Local firms are typically operator-owned, and each market generally has one or more significant competitors. The Company believes that as it grows and expands geographically, it may compete with additional national, regional and local service providers.

     Management believes that the availability and quality of candidates, the effective monitoring of job performance, scope of geographic service and the price of service are the principal elements of competition. The availability of quality technical staffing personnel is an especially important facet of competition. In order to attract staffing candidates, the Company places emphasis upon its ability to provide permanent placement opportunities, competitive compensation, quality and varied assignments, and scheduling flexibility. The Company believes its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate skilled technical and management personnel and the extent of its competitors' responsiveness to customer needs. Additionally, in certain markets the Company has experienced significant pricing pressure from some of its competitors. Although the Company believes it competes favorably with respect to these factors, it expects competition to increase, and there can be no assurance that the Company will remain competitive.

Employees

     The Company currently employs approximately 200 full-time staff employees and has approximately 3,700 billable employees on assignment. In addition to employees on assignment, the Company maintains a proprietary database of over 110,000 prospective employees with expertise in the technical disciplines served by the Company. Billable employees are employed by the Company on an as-needed basis dependent on customer demand and are paid only for time they actually work. Non-billable administrative personnel provide management, sales and marketing and other services in support of the Company's staffing services.

     For its non-billable employees, the Company offers a package of benefits which it believes to be competitive, including vacation and holiday pay and a 401(k) plan. All employees are covered by workers' compensation and general liability insurance. The Company is responsible for and pays the employer's share of Social Security taxes (FICA), federal and state unemployment taxes, workers' compensation insurance and other costs for all employees. The Company also offers its billable employees the benefits described under "Recruiting of Billable Employees" in this Item 1.

Intellectual Property

     The Company has applications pending with the Patent and Trademark Office for federal registration of the service marks "COMFORCE" and RightSourcing for job placement services for staffing personnel and permanent employees and telecommunications and computer consultation services and the service mark COMFORCE Homework for intent to use for job placement services for placing personnel from traditional work environments into a home environment.

Regulations

     Staffing services firms are generally subject to one or more of the following types of government regulation: (i) registration of the employer/employees; (ii) licensing, record keeping and recording requirements; and (iii) substantive limitations on its operations. Staffing services are the legal employers of their workers. Therefore, the Company is governed by laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, antidiscrimination and workers' compensation.

Forward Looking Statements

     The statements under "Strategy" and "Market Opportunities" in this Item 1 and elsewhere in this Report that suggest that the Company will increase revenues and become profitable, achieve significant growth through strategic acquisitions or other means, realize operating efficiencies, and like statements as to the Company's objectives and management's beliefs are forward looking statements. The Company's actual results could differ materially from those projected or suggested in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, the following important factors:

     The Company's technical staffing business has been developed principally through the acquisition of established technical staffing businesses, all of which have been acquired since October 1995. The Company's officers have had limited experience in managing companies as large and as rapidly growing as the Company. The Company's strategy of continuing its growth and expansion will place additional demands upon the Company's current management and will require additional information systems and management, operational and other financial resources. The ability of the Company to achieve growth through acquisition will depend on a number of factors, including the availability of attractive acquisition opportunities, the availability of funds needed to complete acquisitions, the availability of working capital needed to fund the operations of acquired businesses and the effect of existing and emerging competition on operations. Acquisitions also involve special risks, including risks associated with unanticipated liabilities and contingencies, diversion of management attention and possible adverse effects on earnings resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and difficulties related to the integration of the acquired business.

     Since the fourth quarter of 1995, the Company has funded its strategy of growth through acquisitions principally through private debt or equity financing, including its sale of $25.2 million of convertible debentures in February and March 1997. In March 1997, a portion of these proceeds were used to retire its $10.0 million credit facility (the "Chase Credit Facility") with The Chase Manhattan Bank ("Chase"). The Company is presently seeking to obtain a credit facility providing for term loan and revolving credit availability of from $50 million to $75 million to fund additional acquisitions and to finance working capital needs. In this connection, the Company can give no assurance that such a credit facility will be available or, if available, that it will be available on terms acceptable to the Company. A lack of available funds may require the Company to delay, scale back or eliminate all or some of its market development and acquisition projects and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Liquidity and Capital Resources" in
Item 7.

     The staffing services industry is highly competitive and has low barriers to entry. Heightened competition for customers could result in the Company being unable to maintain its current fee scales, thus impacting margins. As is common in the staffing industry, the Company's engagements to provide services to its customers are generally non-exclusive, of a short-term nature and subject to termination by the customer with little or no notice. The loss of or a material reduction in the revenues from any of the Company's significant customers could have an adverse effect on the Company's business, results of operations and financial condition. Furthermore, heightened competition for personnel could result in the Company being unable to fulfill its customers' needs or being required to bear higher personnel costs, which may not be recoverable through its fees to customers. Competition is intense for qualified personnel in certain areas in which personnel shortages exist, such as in the information technology and telecommunications sectors and in some technical specialties, and could occur in other sectors or specialities in the future. The Company competes for such individuals with other providers of technical staffing services, systems integrators, providers of outsourcing services, computer systems consultants, customers and personnel agencies.

     Demand for staffing services is significantly affected by the general level of economic activity in the country. Companies use staffing services to manage personnel costs and changes in staffing needs due to business fluctuations. When economic activity increases, employees from staffing companies are often added before full-time employees are hired. As economic activity slows, many companies reduce their usage of employees from staffing companies before undertaking layoffs of their regular employees. In addition, the Company may experience more competitive pricing pressure during such periods of economic downturn. Therefore, any significant economic downturn could have a material adverse effect on the Company's business.

Discontinued Operations

History of Discontinued Operations

     From 1985 until September 1995, the Company, under the name The Lori Corporation, was engaged in the business of designing and distributing fashion jewelry (referred to as "Lori" as the context may require). Prior thereto, under the names American Photocopy Equipment Company and APECO Corporation, the Company engaged in various business activities, including the manufacture of photocopy machines. The Company's current management was not involved in the operation of any of these discontinued businesses.

     Due to continuing losses in the jewelry business and the erosion of the markets for its products, in September 1995, Lori adopted a plan to discontinue the jewelry business and determined to seek to enter into another line of business. In June 1995, Lori contracted with current management to direct its entry into the technical staffing business. On October 17, 1995, Lori acquired all of the capital stock of Spectrum Global Services, Inc. (formerly d/b/a YIELD Global and subsequently renamed COMFORCE Telecom, Inc.). In addition, in connection with its new business direction, Lori changed its name to COMFORCE Corporation. At the time of the acquisition, COMFORCE Telecom was one of several wholly-owned subsidiaries of Spectrum Information Technologies, Inc., a Delaware corporation ("Spectrum"), which had a Chapter 11 petition pending. The sale of COMFORCE Telecom, which was not a party to the Chapter 11 proceeding, was approved by the bankruptcy court in which Spectrum's bankruptcy was pending. Spectrum had acquired COMFORCE Telecom in 1993.

     In conjunction with the COMFORCE Telecom acquisition, the Company and ARTRA GROUP Incorporated, then the Company's majority stockholder ("ARTRA"), entered into an Assumption Agreement as of October 17, 1995 (the "Assumption Agreement"). Under the Assumption Agreement, ARTRA agreed to pay and discharge substantially all of the then existing liabilities and obligations of the Company, including indebtedness, corporate guarantees, accounts payable and environmental liabilities. ARTRA also agreed to assume responsibility for all liabilities of the jewelry business from and after October 17, 1995, and applied the proceeds of the sale thereof to pay creditors. On April 12, 1996, ARTRA sold the business and certain of the assets of the Company's Lawrence Jewelry Company subsidiary

("Lawrence") for a selling price of $252,000 plus certain proceeds subsequently realized from the sale of existing inventory, which proceeds were applied to pay creditors of Lawrence or deposited in an escrow account to be applied for such purpose. ARTRA has advised the Company that none of the proceeds from the sale would remain following the payment of such creditors.

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

     In  December  1994,  the  Company  was  notified  by the  EPA  that it is a potentially responsible party under CERCLA for the disposal of hazardous substances at a site in Gary, Indiana. The alleged disposal occurred in the mid-1970s at a time when the Company conducted operations as APECO Corporation (see "Discontinued Operations--History of Discontinued Operations" in this Item
1). In this connection, in December 1994, the Company was named as one of approximately 80 defendants in a case brought in the United States District Court for the Northern District of Indiana by a group of 14 potentially responsible parties who agreed in a consent order entered into with the EPA to clean-up this site. The plaintiffs have estimated the cost of cleaning up this site to be $45 million, and have offered to settle the case with the Company for $991,445. This amount represents the plaintiffs' estimate of the Company's pro rata share of the clean-up costs. At the direction of ARTRA, which, as described below, is contractually obligated to the Company for any environmental liabilities, the Company declined to accept this settlement proposal, which was subsequently withdrawn.

     The evidence produced by the plaintiffs to date is the testamentary evidence of four former employees of a waste disposal company that deposited wastes at the Gary, Indiana site identifying the Company as a customer of such disposal company, and entries in such disposal company's bookkeeping ledgers showing invoices to the Company. The Company, however, has neither discovered any records which indicate, nor located any current or former employees who have advised, that the Company deposited hazardous substances at the site. Management and its counsel cannot state whether a negative outcome is probable regarding the Company's potential liability at this site.

     Under the terms of the Assumption Agreement and a subsequent agreement entered into between ARTRA and the Company, ARTRA has agreed to pay and discharge substantially all of the Company's pre-existing liabilities and obligations, including environmental liabilities at any sites at which the Company allegedly operated facilities or disposed of hazardous substances, whether or not the Company is currently identified as a potentially responsible party therefor. Consequently, the Company is entitled to full indemnification from ARTRA for any environmental liabilities associated with the Gary, Indiana site. In addition, ARTRA has deposited 50,000 shares of the Common Stock in escrow as additional collateral to satisfy any judgment adverse to the Company or to pay any agreed upon settlement amount with respect to the Gary, Indiana site. Proceeds from the sale of the shares held in escrow might not be sufficient to satisfy any such judgment or pay any such settlement amount. While ARTRA is obligated to indemnify the Company for any environmental liabilities, no assurance can be given that ARTRA will be financially capable of satisfying its obligations with respect to any liability in connection with the Gary, Indiana site or any other environmental liabilities. ARTRA has advised that it intends to vigorously defend this case.

ITEM 2.  PROPERTIES

     The Company owns no real estate. It leases its corporate headquarters as well as its 30 branch offices. These leases are for office space ranging in size from approximately 500 square feet to approximately 21,000 square feet and have remaining lease terms of from less than one year to four years. The Company believes that its facilities are adequate for its present and reasonably anticipated future business requirements, except to the extent of future acquisitions of existing businesses. In the case of such acquisitions, the Company expects to assume the leases of businesses acquired or, to the extent possible, consolidate such operations with existing offices. The Company does not anticipate difficulty locating additional facilities, if needed.

ITEM 3. LEGAL PROCEEDINGS

     In January 1997, Austin A. Iodice, who served as the Company's Chief Executive Officer, President and Vice Chairman while the Company was engaged in the jewelry business, and Anthony Giglio, who performed the functions of the Company's Chief Operating Officer while the Company was engaged in the jewelry business, filed separate suits against the Company in the Connecticut Superior Court alleging that the Company had breached the terms of management agreements entered into with them by failing to honor options to purchase Common Stock awarded to them in connection with the management of the jewelry business under the terms of such management agreements and the Company's Long-Term Stock Investment Plan. The suits allege that the plaintiffs are entitled to an unspecified amount of damages. The Company believes that the option to purchase 370,419 shares granted to Mr. Iodice (through Nitsua, Ltd., a corporation wholly-owned by him) and the option to purchase 185,210 shares granted to Mr. Giglio, each having an exercise price of $1.125 per share, expired in 1996, three months after Messrs. Giglio and Iodice ceased to be employed by the Company. Messrs. Giglio and Iodice maintain that they were agents and not employees of the Company and that the options continue to be exercisable. In March 1997, the Company filed motions to dismiss each of these suits. The Company intends to vigorously defend these suits.

     In a case filed in U.S. District Court, Central District of California, against RHO and Technical Staff Associates, Inc. ("TSA"), which was acquired by RHO in 1992, TSA's former insurance carrier has alleged that TSA and RHO are obligated to repay to it approximately $1.6 million that it was required to pay in connection with an injury and death that occurred in November 1992 to a temporary employee of TSA. The action has been referred to RHO's insurance carrier, which is defending it with a reservation of rights. RHO has been granted summary judgment with respect to all claims made in the action, which judgment is the subject of an appeal by the plaintiff. Management believes that the case is without substantial merit and intends to vigorously defend it.

     The Company is also involved in a proceeding described above under "Discontinued Operations--Environmental Matters" in Item 1.

     The Company is a party to routine contract and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business, results of operations or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, employee benefit liability insurance, owner's and contractor's protective insurance and exporter's foreign operations insurance with coverage of $1 million on a per claim basis and $2 million aggregate (with $3 million umbrella coverage). The Company insures against workers' compensation in amounts required under applicable state law and in the amount of $500,000 in the case of foreign workers. The Company also maintains fidelity insurance in the amount of $25,000 per claim and directors' and officers' liability insurance in the amount of $2 million. The Company is presently soliciting quotations to obtain errors and omissions coverage.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 28, 1996, the annual meeting of the stockholders of the Company was held, at which the stockholders voted on and approved the following, which constitute all of the matters presented to the stockholders at the meeting: the election of Richard Barber, Michael Ferrentino, Keith Goldberg and Dr. Glen Miller to the Board of Directors for a term of one year; the ratification of the Company's issuance of Common Stock to certain individuals in consideration of their agreement to direct the Company's entry into the technical staffing business; the ratification of the Company's entering into the technical staffing business and exiting the jewelry business and transactions related thereto;

the approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's capital stock; the approval of an amendment to the Company's Certificate of Incorporation to eliminate cumulative voting; the approval of an amendment of the Company's Long-Term Stock Investment Plan; and the ratification of the appointment of Coopers & Lybrand LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock, $.01 par value, is traded on the American Stock Exchange (AMEX:CFS). The high and low sales prices for the Company's Common
Stock, as reported by the American Stock Exchange in the Monthly Market Statistics during the past two years, were as follows:

                                                               High         Low
     Prior to Acquisition of COMFORCE Telecom:

    Fiscal Year 1995
             First Quarter ..................................   3-7/8    1-15/16
             Second Quarter .................................   3-1/2    2
             Third Quarter ..................................   4-3/4    1-9/16
             Fourth Quarter (through October 16, 1995) ......   4-3/8    3-1/4

Following Acquisition of COMFORCE Telecom:

             Fourth Quarter (commencing October 17, 1995) ...   9-1/4    3-1/4

    Fiscal Year 1996
             First Quarter ..................................   10-3/8   6
             Second Quarter .................................   34-1/8   9-3/8
             Third Quarter ..................................   28-1/2   15-1/2
             Fourth Quarter .................................   18-3/8   11-1/2

     The last reported sale price of the Common Stock on the American Stock Exchange on March 27, 1997 was $8.375. As of March 27, 1997, there were approximately 5,400 shareholders of record.

     The Company anticipates that it will not pay cash dividends on the Common Stock for the foreseeable future and that it will retain its earnings to finance future growth. The declaration and payment of dividends by the Company are subject to the discretion of its Board of Directors and compliance with applicable law. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect of such payment on the Company's financial condition and other factors the Company's Board of Directors may in the future consider relevant. Under the Chase Credit Facility, which was repaid in March 1997, the Company was prohibited from paying cash dividends on its Common Stock or, subject to limited exceptions, its Preferred Stock. The Company is presently seeking to obtain a replacement credit facility, which, if one becomes available, is likely to impose restrictions on the payment of dividends. No dividends have been declared or paid on the Common Stock during 1995 or 1996.

ITEM 6. SELECTED FINANCIAL DATA

Selected Historical Financial Information




                                                                              Year Ended December 31,
                                                 ------------------------------------------------------------------------
                                                 1996         1995            1994              1993             1992
                                                 ----         ----            ----              ----             ----
                                                                 (in thousands, except per share data)

Revenues (1)                                    $  55,867        $2,387        $      --        $       --      $       --
Stock compensation charge (2)                          --         3,425               --                --              --
Earnings (loss) from continuing operations          1,352       (4,332)          (2,282)           (1,456)           (421)
Loss from discontinued operations (3)                  --      (17,211)         (16,220)             (216)        (34,198)
Earnings (loss) before extraordinary credits        1,352      (21,543)         (18,502)           (1,672)        (34,619)
Extraordinary credits (4)                              --         6,657            8,965            22,057              --
Net earnings (loss)                                 1,352      (14,886)          (9,537)            20,385        (34,619)

Dividends on Preferred Stock                          325            --               --                --              --

Accretive Dividends on Series F
Preferred Stock                                       665

Income available for Common Stockholders              362            --               --                --              --
Earnings (loss) per share:
   Continuing operations                              .03         (.95)            (.72)             (.39)           (.13)
   Discontinued operations                             --        (3.74)           (5.08)             (.06)         (10.86)
   Earnings (loss) before extraordinary               .03        (4.69)           (5.80)             (.45)         (10.99)
    credits
   Extraordinary credits                               --          1.45             2.81              6.03              --
   Net earnings (loss)                                .03        (3.24)           (2.99)              5.58         (10.99)
Total assets (5)                                   43,366         8,536           18,704            40,174          42,818
Long-term debt                                         --            --               --                --           6,105
Receivable from (payable to) ARTRA(6)                  --         1,046            (289)                --        (16,025)
Liabilities assumed by ARTRA (6)                       --         4,240               --                --              --
Liabilities subject to compromise                      --            --               --                --          41,500
Debt subsequently discharged                           --            --            7,105                --              --
Cash dividend                                         228            --               --                --              --
----------

(1) Revenues for the year ended December 31, 1995 represent revenues of COMFORCE Telecom from the date of its acquisition, October 17, 1995. Revenues for the year ended December 31, 1996 represent revenues of
     COMFORCE Telecom for the entire year, revenues from Williams from the acquisition date of March 3, 1996 through December 31, 1996, revenues from RRA from the acquisition date of May 10, 1996 through December 31, 1996, revenues from Force Five from the effective date of acquisition of July 31, 1996 through December 31, 1996, revenues from AZATAR from the effective date of acquisition of November 1, 1996 through December 31, 1996, and revenues from Continental from the effective date of acquisition of November 8, 1996 through December 31, 1996. The Company's jewelry operations were discontinued effective as of September 30, 1995. Accordingly, selected financial data of the Company's jewelry operations for each of the three years in the period ended December 31, 1994 has been reclassified to discontinued operations.

(2) Represents a non-recurring compensation charge related to the issuance of a 35% common stock interest in the Company to certain individuals to manage the Company's entry into the technical staffing services business.

(3) The loss from discontinued operations for the year ended December 31, 1995 includes a charge to operations of $12.9 million to write-off the remaining goodwill of the Company's discontinued jewelry operations effective June 30, 1995 and a provision of $1.6 million for loss on disposal of these discontinued operations. The loss from discontinued operations for the year ended December 31, 1994 includes a charge to operations of $10.8 million representing a write-off of goodwill of the Company's former New Dimensions subsidiary. The loss from discontinued operations for the year ended December 31, 1992 includes charges to operations of $8.7 million representing an impairment of goodwill at December 31, 1992 and $8.5 million representing increased reserves for markdown allowances and inventory valuation.

(4) The 1995 and 1994 extraordinary credits represent gains from net discharge of indebtedness under terms of the Company's debt settlement agreement with its bank related to the discontinued jewelry operations. The 1993 extraordinary credit represents a gain from a net discharge of indebtedness due to the reorganization of the Company's former New Dimensions subsidiary. See Note 11 to the Company's consolidated financial statements for the year ended December 31, 1996.

(5) As partial consideration for a debt settlement agreement, in December 1994, the Company's bank lender received all of the assets of the Company's former New Dimensions subsidiary.

(6) In conjunction with the COMFORCE Telecom acquisition, ARTRA, formerly the parent of the Company, agreed to assume substantially all pre-existing liabilities of the Company. During 1995, ARTRA received $399,000 of advances from the Company. Subsequent to December 31, 1995, ARTRA repaid the above advances and made net payments of $647,000 to reduce these pre-existing liabilities. Such payments have been included in the Company's consolidated financial statements at December 31, 1995 as amounts receivable from ARTRA and as additional paid-in capital. To the extent ARTRA makes subsequent payments, they will be recorded as additional paid-in capital. In the fourth quarter of 1995, ARTRA exchanged all of its shares of the Company's Series C Preferred Stock for 100,000 newly issued shares of the Company's Common Stock. During 1994, ARTRA made net advances to the Company of $2.5 million. Effective December 29, 1994, ARTRA exchanged $2.2 million of its notes and advances for additional Series C Preferred Stock. In February 1993, ARTRA transferred all of its notes to the Company's capital account. See Notes 9, 10 and 11 to the Company's consolidated financial statements for the year ended December 31, 1996 and "Discontinued Operations" in Item 1 of this Report.

Selected Pro Forma Financial Information

     The historical financial information for the Company presented under Item 8 of this Report for December 31, 1995 and 1994 relates principally to the Company's former jewelry operations which were discontinued September 30, 1995. This historical financial information includes limited results of the Company's technical staffing operations, all of which, except for COMFORCE Telecom, were acquired since January 1, 1996. Consequently, a discussion and comparison of the Company's historical results of operations may not be meaningful. In order to provide a discussion of results which may be more meaningful than the historical discussion, the Company has (i) presented below unaudited pro forma data of the Company for the years ended December 31, 1995 and 1994 assuming that the acquisition of COMFORCE Telecom (which was acquired by the Company in October
1995) and related financing and capital transactions had occurred as of January 1, 1994, and (ii) presented under Item 7 of this Report a comparison of 1996 historical results of operations with 1995 pro forma results, and of 1995 pro forma results with 1994 pro forma results.


                                                                     Year Ended December 31, 1995
                                                                       (unaudited in thousands)
                                      ------------------------------------------------------------------------------------------
                                                                  COMFORCE                  Pro Forma
                                          Historical              Telecom (1)               Adjustments               ProForma
                                       --------------          --------------             ------------            --------------
Revenues                                 $      2,387           $       9,568     (2)                              $      11,955
                                        -------------            ------------                                       ------------
Operating costs and expenses:
   Cost of revenues                             1,818                   7,178                                              8,996
   Stock compensation (5)                       3,425                                                                      3,425
   Spectrum corporate management
      fees (4)                                                          1,140                                              1,140
   Other operating costs and expenses             823                   1,397            $          50     (2)             2,270
                                       --------------          --------------             ------------            --------------
                                                6,066                   9,715                       50                    15,831
                                       --------------          --------------             ------------            --------------
   Operating earnings (loss)                  (3,679)                   (147)                     (50)                   (3,876)
                                       --------------          --------------             ------------            --------------
Interest and other non-operating
   expenses                                     (618)                       7                      410     (3)             (201)
                                       --------------          --------------             ------------            --------------
                                                (618)                       7                      410                     (201)
                                       --------------          --------------             ------------            --------------
Earnings (loss) from continuing
   operations before income taxes             (4,297)                   (140)                                            (4,077)
(Provision) credit for income taxes
                                                 (35)                      21                      360                      (14)
                                        ------------           -------------              ------------             ------------
Loss from continuing operations         $     (4,332)          $        (119)             $        460             $     (4,091)
                                        ============           =============              ============             ============

                                                                           Year Ended December 31, 1994
                                                                             (unaudited in thousands)
                                             -----------------------------------------------------------------------------------
                                                                        COMFORCE                Pro Forma
                                              Historical               Telecom (1)             Adjustments         Pro Forma
                                             --------------           -------------           --------------       ------------
Revenues                                                              $       8,245                                $      8,245
                                                                      -------------                                ------------
Operating costs and expenses:
   Cost of revenues                                                           6,417                                       6,417
   Spectrum corporate management
      fees (4)                                                                  803                                         803
   Other operating costs and
      expenses                               $          966                   1,134           $           68 (2)          2,168
                                              --------------           -------------           --------------       ------------
                                                        966                   8,354                       68              9,388
                                              --------------           -------------           --------------       ------------
Operating earnings (loss)                              (966)                   (109)                     (68)            (1,143)
                                              --------------           -------------           --------------       ------------
Interest and other non-operating
   expenses                                          (1,316)                      9                                      (1,307)
                                             --------------           -------------                                ------------
                                                     (1,316)                      9                                      (1,307)
                                             --------------           -------------                                ------------
Loss from continuing operations
   before income taxes                               (2,282)                   (100)                     (68)            (2,450)
Provision for income taxes                                                      (15)                                        (15)
                                             --------------           -------------           --------------       ------------
Loss from continuing operations              $       (2,282)          $        (115)          $          (68)      $     (2,465)
                                             ==============           =============           ==============       ============

----------

Pro forma adjustments to the unaudited condensed consolidated of operations:

     (1) The pro forma data presented for COMFORCE Telecom's operations is for the periods prior to its acquisition on October 17, 1995, or January 1, 1995 through October 16, 1995 and January 1, 1994 through December 31, 1994, respectively.

     (2) Amortization of goodwill from the COMFORCE Telecom acquisition. The table below reflects where amortization goodwill has been recorded.


                                                              1995          1994
                                                          --------      --------
Historical COMFORCE Telecom ........................      $ 51,000      $   --
Historical Telecom .................................       142,000       175,000
Pro Forma Adjustments ..............................        50,000        68,000
                                                          --------      --------
Adjusted pro forma per financial statements ........      $243,000      $243,000
                                                          ========      ========

     (3) Reverse interest expense on notes and other liabilities assumed by ARTRA. The interest adjustment in 1995 was for interest on notes directly related to the jewelry operations and were incurred in 1995. These liabilities were not outstanding during 1994 and, accordingly, a similar interest adjustment is not required.

     (4) Corporate management fees from COMFORCE Telecom's former parent, Spectrum Information Technologies, Inc. The amount of these management fees may not be representative of costs incurred by COMFORCE Telecom on a stand alone basis.

     (5) Represents a non-recurring compensation charge related to the issuance of the 35% common stock interest in the Company to certain individuals to manage the Company's entry into and development of the telecommunications and computer technical staffing business.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion set forth below supplements the information found in the consolidated financial statements and related notes. The matters discussed below and elsewhere in this Report contain forward looking statements that involve risks and uncertainties, many of which may be beyond the Company's control. See "Forward Looking Statements" in Item 1 of this Report for a discussion of certain of such risks and uncertainties.

Overview

     The October 1995 acquisition of COMFORCE Telecom marked the Company's entry into the technical staffing business, followed by the acquisition of six additional technical staffing businesses through February 1997. Following is a summary of these acquisitions, which are also discussed under "Acquisition History" in Item 1 of this Report:

                                                             Fiscal 1995
                               Year         Acquisition        Revenue        Current
 Acquired Company           Founded           Date           (millions)      Offices      Headquarters    Market Served
 ----------------           -------           ----           ----------      -------      ------------    -------------
COMFORCE Telecom               1987        October 1995          $11.4           5       Lake Success,     Telecommunications
                                                                                         NY
Williams                       1991         March 1996           $4.2            1       Englewood,        Telecommunications
                                                                                         FL
RRA                            1964          May 1996            $52.0           8       Tempe, AZ         Technical Services
Force Five                     1993         August 1996          $7.1            4       Dallas, TX        Information Technology
AZATAR                         1980          November            $7.1            2       Rochester,        Information Technology
                                               1996                                      NY
Continental                    1965          November            $9.9            2       Elmsford, NY      Telecommunications
                                               1996
RHO                            1971        February 1997         $83.6           9       Redmond,          Technical Services and
                                                                                         WA                Information Technology

     All acquisitions made by the Company have been accounted for on a purchase basis and the results of operations of each of the businesses acquired have been included in the Company's consolidated financial statements from the date of acquisition.

     The Company's results of operations and financial condition reflect its rapid growth through acquisitions. Amortization of intangibles, principally goodwill, has also increased as a result of acquisitions. The Company has made and continues to make investments in connection with the purchase and integration of its acquired businesses in order to realize long-term improvements in profitability; however, the costs of integration may have an adverse effect on short-term operating results. Management believes that, as the Company integrates its acquired businesses, the adverse effect of integration expenses on profitability are expected to decline as are operating expenses as a percentage of net sales. However, to the extent that the Company makes additional acquisitions in the future, there can be no assurance that the Company's results of operations will not be adversely affected by integration costs. See "Forward Looking Statements" in Item 1 of this Report.

     The Company serves customers in three principal sectors -- telecommunications, information technology and technical services. In the telecommunications sector, the Company provides staffing for wireline and wireless communications systems development, satellite and earth station deployment, network management and plant modernization. In the information technology sector, the Company provides staffing for specific projects requiring highly specialized skills such as applications programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. In the technical services sector, the Company provides staffing for national laboratory research in such areas as environmental safety, alternative energy source development and laser technology, and provides highly-skilled labor meeting diverse commercial needs in the avionics and aerospace, architectural, automotive, energy and power, pharmaceutical, marine and petrochemical fields.

     Gross margins on staffing services can vary significantly depending on factors such as the specific services being performed, the overall contract size and the amount of recruiting required. Margins on the Company's sales in the technical services sector are typically significantly lower than those in the telecommunications and IT sectors, although the trend in the IT staffing sector has been toward lower gross margins generally as this sector matures and consolidates. Additionally, in certain markets the Company has experienced significant pricing pressure from some of its competitors. Consequently, changes in the Company's sales mix can be expected to impact the overall gross margins generated by the Company.

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

Results of Operations

     The historical financial information for the Company presented under Item 8 of this Report for December 31, 1995 and 1994 relates principally to the Company's former jewelry operations which were discontinued September 30, 1995. This historical financial information includes limited results of the Company's technical staffing operations, all of which, except for COMFORCE Telecom, were acquired since January 1, 1996. Consequently, a discussion and comparison of the Company's historical results of operations may not be meaningful. In order to provide a discussion of results which may be more meaningful than the historical discussion, the Company has (i) presented under Item 6 of this Report unaudited pro forma data of the Company for the years ended December 31, 1995 and 1994 assuming that the acquisition of COMFORCE Telecom (which was acquired by the Company in October 1995) and related financing and capital transactions had occurred as of January 1, 1994, and (ii) presented below a comparison of 1996 historical results of operations with 1995 pro forma results, and of 1995 pro forma results with 1994 pro forma results.

Year Ended December 31, 1996 Compared to Pro Forma Year Ended December 31, 1995

     Revenues of $55.9 million for the year ended December 31, 1996 were $43.9 million, or 367% higher than pro forma revenues for the year ended December 31, 1995. This increase in revenues is attributable to the acquisitions completed during 1996 and growth in the telecommunications and information technology sectors which were served by the Company in 1995 and 1996.

     Cost of revenues for the year ended December 31, 1996 was 85.2% of revenues compared to pro forma cost of revenues of 75.3% for the year ended December 31, 1995. The 1996 cost of revenues increase of 9.9% is a result of the Company's expansion into more mature technical staffing sectors.

     Selling, general and administrative expenses for the year ended December 31, 1996 decreased $1.0 million or 14.0% from the pro forma selling, general and administrative expenses for the year ended December 31, 1995. The decrease in selling, general and administrative expense is a result of the absence, in 1996, of two nonrecurring charges that impacted 1995 pro forma selling, general and administrative expenses. These charges included a stock compensation expense of $3.4 million and management fees of $1.1 million paid by COMFORCE Telecom to its former parent company prior to its acquisition by the Company.

     Historical operating income for the year ended December 31, 1996 was $2.3 million compared to a pro forma operating loss of $3.9 million for the year ended December 31, 1995. The improvement of $6.2 million was principally attributable to the discontinuance in the 1996 period of the non-recurring charges of $4.5 million recorded in 1995. The 1996 operating income was also impacted by acquisitions completed during the year and increased margins on revenue growth in the Company's telecommunications and information technology sectors.

     The income tax provision for the year ended December 31, 1996 was $900,000 on income of $2.3 million compared with pro forma income taxes of $14,000 (on pro forma loss before income taxes of $4.1 million) for the year ended December 31, 1995.

          Pro Forma Year Ended December 31, 1995 Compared to Pro Forma Year Ended December 31, 1994

     Pro forma revenues of $12.0 million for the year ended December 31, 1995 were $3.7 million or 45% higher than pro forma revenues for the year ended December 31, 1994. The increase in 1995 pro forma revenues is attributable to growth in sectors serviced by the Company-telecommunications and information technology services.

     Pro forma cost of revenues for the year ended December 31, 1995 was 75.3% of pro forma revenues compared to pro forma cost of revenues of 77.8% for the year ended December 31, 1994. Although the pro forma cost of revenues increased by $2.6 million for the year ended December 31, 1995 as compared to the year ended December 31, 1994 due to increased revenues during 1995, on a percentage basis, the 1995 pro forma cost of revenues decreased by 2.5% as a result of a more favorable sales mix in 1995.

     Pro forma selling, general and administrative expenses for the year ended December 31, 1995 increased $3.9 million, over the pro forma selling, general and administrative expenses for the year ended December 31, 1994. This increase was principally related to a non-recurring stock compensation charge of $3.4 million.

     Pro forma operating results for the year ended December 31, 1994 were negatively impacted by a non-recurring charge of $803,000 related to management fees paid by COMFORCE Telecom to its former parent company prior to its acquisition by the Company. Pro forma operating results for the year ended December 31, 1995 included a charge of $1.1 million for management fees paid by COMFORCE Telecom to its former parent Company prior to its acquisition by the Company as well as a $3.4 million charge related to non-recurring stock compensation expense. The net impact of these non-recurring charges on the 1995 pro forma results was $4.5 million as compared to $803,000 for 1994.

     Pro forma operating loss for the year ended December 31, 1995 was $3.9 million compared to a pro forma operating loss of $1.1 million for the year ended December 31, 1994. The increase in operating loss of $2.8 million was principally attributable to increased management fees and stock compensation charges of $3.8 million recorded in 1995 as compared to 1994, partially offset by increased margin contributions resulting from revenue growth experienced in 1995.

     Pro forma other expense, principally net interest expense, for the year ended December 31, 1995 decreased $1.1 million as compared to the year ended December 31, 1994. The 1995 decrease is principally due to the 1994 and 1995 discharge of indebtedness under terms of the bank loan agreements related to the Company's discontinued jewelry operations.

     As a result of the discontinuance of its jewelry operations, it has been determined that the Company will be unable to utilize losses from those businesses in the future.

Financial Condition, Liquidity and Capital Resources

     During 1996, the Company's primary sources of funds to meet working capital needs were from operations and borrowings under the $10.0 million Chase Credit Facility. In addition, in connection with the RHO acquisition in February 1997, the Company entered into a short-term credit facility with U.S. Bank of Washington, National Association (the "U.S. Bank Credit Facility"), providing for up to $7.5 million in availability for working capital purposes. Since the fourth quarter of 1995, the Company has funded its strategy of growth through acquisitions principally through private debt or equity financing, including its sale of $25.2 million of convertible debentures in February and March 1997. See note 20 to the Company's consolidated financial statements for the year ended December 31, 1996. In March 1997, a portion of the proceeds from the debenture offering were used to retire the Chase Credit Facility. The Company is presently seeking to obtain a credit facility providing for term loan and revolving credit availability of from $50 million to $75 million to fund additional acquisitions, to retire the U.S. Bank Credit Facility (which matures in July 1997) and to finance working capital needs (to replace the Chase Credit Facility and the U.S. Bank Credit Facility). In respect of its working capital requirements, the Company typically pays its billable employees weekly for their services before receiving payment from its customers. As new offices are established or acquired, or as existing offices expand and revenues are increased, there will be greater requirements for cash resources to fund current operations.

     Management believes that such a replacement credit facility will be sufficient to meet its anticipated level of business activity in 1997. However, the Company can give no assurance that such a credit facility will be available or, if available, that it will be available on terms acceptable to the Company. Although management believes that the funds provided by operations, the U.S. Bank Credit Facility and funds remaining under the $25.2 million debt placement will be sufficient to meet its present working capital requirements through July 1997, the Company's inability to obtain a new credit facility could require the Company to delay, scale back or eliminate all or some of its market development and acquisition projects and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is obligated under various acquisition agreements to make earn-out payments to the sellers of acquired companies, subject to the acquired companies' achieving specified earnings targets. The maximum amount of these potential earn-out payments is $717,000 in cash payable in 1997 and $5 million in cash and $4.5 million in stock payable in the three-year period from 1998 to 2000. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

     Cash and cash equivalents increased $3 million during 1996. Cash flows of $25.3 million provided by financing activities exceeded cash flows of $5.8 million used in operating activities and cash flows of $16.5 million used by investing activities. Cash flows used by operating activities were principally attributable to temporary need to fund Williams, RRA, Force Five, AZATAR and Continental accounts receivable and their carrying costs due to the purchase of Williams in March 1996, RRA in May 1996, Force Five in August 1996 (effective July 31, 1996), AZATAR in

November 1996, and Continental in November 1996. Cash flows used in investing activities are principally related to the purchase of Williams, RRA, Force Five, AZATAR and Continental for a total of $15.8 million, including directly related costs, as well as loans made to certain officers of the Company pursuant to their employment contracts in the amount of $373,000 and the purchase of fixed assets in the amount of $329,000. Cash flows from financing activities were attributable to net borrowings under the Chase Credit Facility of $3.9 million, the exercise of warrants in the amount of $2.0 million, the issuance of Series D, E and F Preferred Stock in the amount of $6.4 million, $4.6 million and $3.0 million, respectively, and the proceeds from the sale of Common Stock and associated payment rights of $6.4 million, partially offset by dividend payments of $228,000, repayments on notes of $500,000 and registration costs of $300,000.

     In the technical staffing industry, administrative, accounting and other "back office" operations are often provided on a centralized basis. The Company believes that its management information systems responsible for these functions are capable of supporting additional levels of business in the future at low incremental costs. The Company currently intends to integrate the administrative functions of its recent and future acquisitions into the systems of previously acquired companies to seek to improve operating efficiencies.

     During the year ended December 31, 1996, the Company eliminated its working capital deficiency and, at December 31, 1996, had excess working capital of $8.0 million. The increase in working capital is principally attributable to the Company's increase in accounts receivable due to the acquisition of Williams, RRA, Force Five, AZATAR and Continental and the reduction in the liabilities assumed by ARTRA.

     As of December 31, 1996, approximately $24.8 million, or 57%of the Company's total assets were intangible assets, which will increase substantially with the inclusion of RHO's assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions and will be amortized over a five to forty year period, resulting in an annual charge of in excess of $1 million with the inclusion of RHO. Various factors could impact the Company's ability to generate the earnings necessary to support this amortization schedule, including fluctuations in the economy, the degree and nature of competition, demand for the Company's services, and the Company's ability to integrate the operations of acquired businesses, to recruit and place staffing professionals, to expand into new markets and to maintain gross margins in the face of pricing pressures. The failure of the Company to generate earnings necessary to support the amortization charge may result in an impairment of the asset. The resulting write-off could have a material adverse effect on the Company's business, financial condition and results of operations.

Other Matters

     On January 1,1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed Of" ("SFAS 121"), which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset.

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in 1996. As permitted by SFAS 123, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS 123) had been applied beginning in 1995.

     The Company does not believe that its adoption of either SFAS 121 or SFAS 123 will have a material impact on its financial statements and the Company will comply with the related disclosure requirements.

     See "Discontinued Operations" in Item 1 of this Report for a discussion of the Company's discontinued operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and Schedules as listed on pages F-1 and F-36.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference to "Information Concerning Directors and Nominees" and "Information Concerning Executive Officers" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to "Executive Compensation" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to "Principal Stockholders" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to "Transactions with Management and Others" in the Company's Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements as listed on pages F-1 and F-36.

     2.   Financial Statement Schedules as listed on pages F-1 and F-36.

     3.   Exhibits as listed on page E-1.

(b)  Reports on Form 8-K.

     On November 4, 1996, the Company filed, on Form 8-K/A, Amendment No. 1 to its Form 8-K dated September 3, 1996 reporting the purchase, through its subsidiary, COMFORCE Information Technologies, Inc., of all of the stock of Force Five, Inc., to file the financial statements as required in accordance with Item 7(a)(4) of Form 8-K and to file related pro forma financial information as required in accordance with Item 7(b) of Form 8-K.

     On November 19, 1996, the Company filed a Current Report on Form 8-K to report that on November 4, 1996, the Company, through a subsidiary, had entered into a definitive agreement with RHO to purchase all of the stock of RHO and that on November 8, 1996, the Company, through its subsidiary, COMFORCE Telecom, purchased substantially all of the assets of Continental Field Services Corporation and its affiliate, Progressive Telecom, Inc.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COMFORCE Corporation

By:/s/ Michael Ferrentino
   ------------------------
   Michael Ferrentino
   President

Date: March 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/James L. Paterek              Chairman of the Board           March 31, 1997
------------------------
James L. Paterek

/s/Christopher P. Franco         Chief Executive Officer,        March 31, 1997
------------------------         Secretary and Director
Christopher P. Franco

/s/Michael Ferrentino            President and Director          March 31, 1997
------------------------
Michael Ferrentino

/s/Paul Grillo                   Chief Financial Officer         March 31, 1997
------------------------
Paul Grillo

/s/ Andrew Reiben                Chief Accounting Officer        March 31, 1997
------------------------         and Director of Finance
Andrew Reiben


/s/ Richard Barber                      Director                 March 31, 1997
------------------------
Richard Barber

/s/ Keith Goldberg                      Director                 March 31, 1997
------------------------
Keith Goldberg


/s/ Glen Miller                         Director                 March 31, 1997
------------------------
Glen Miller

Comforce Corporation and Subsidiaries
Index to Financial Statements


                                                                         Page

Report of Independent Accountants                                        F-2

Financial Statements:

 Consolidated Balance Sheets as of December 31, 1996 and 1995            F-3

 Consolidated Statements of Operations for the years ended
     December 31, 1996, 1995 and 1994                                    F-4

 Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1996, 1995 and 1994                                    F-5

 Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994                                   F-7

 Notes to Financial Statements                                           F-9

Schedule II Valuation and Qualifying Accounts                            F-35

Report of Independent Accountants


To the Shareholders and Board of Directors of Comforce Corporation, Inc.:

We have audited the accompanying consolidated financial statements and the financial statement schedule of Comforce Corporation and Subsidiaries (the "Company") as listed in the index on page F-1 of this registration statement. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comforce Corporation and Subsidiaries as of December 31, 1996 and 1995, and consolidated the results of their operations and their cash flows for the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                   /s/ COOPERS & LYBRAND L.L.P.



New York, New York
January 30, 1997, except as to Note 20
for which the date is March 21, 1997.

Comforce Corporation and Subsidiaries
Consolidated Balance Sheets
as of December 31, 1996 and 1995 (in thousands)


                                     Assets

                                                                                                                   1996        1995
Current assets:
   Cash and cash equivalents                                                                                  $    3608    $    649
   Accounts receivable, net                                                                                       12042        1698
   Prepaid expenses                                                                                                 243
   Other assets                                                                                                     373         117
   Receivable from ARTRA GROUP Incorporated                                                                                    1046
   Deferred income tax                                                                                              278
                                                                                                              ---------    --------
        Total current assets                                                                                     16,544       3,510

Property and equipment, net                                                                                         744          90
Intangible assets, net                                                                                           24,756       4,801
Other assets                                                                                                      1,322         135
                                                                                                              ---------    --------
        Total assets                                                                                          $  43,366    $  8,536
                                                                                                              =========    ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Borrowings under revolving line of credit                                                                   $   3,850
  Notes payable                                                                                                            $    500
  Accounts payable                                                                                                1,398          75
  Accrued expenses                                                                                                2,930         719
  Income taxes                                                                                                      354         214
  Liabilities to be assumed by ARTRA GROUP Incorporated, and
    net liabilities of discontinued operations                                                                                3,699
                                                                                                              ---------    --------
      Total current liabilities                                                                                   8,532       5,207
                                                                                                              ---------    --------

Noncurrent liabilities to be assumed by ARTRA GROUP Incorporated                                                                541
Obligations expected to be settled by the issuance of common stock                                                              550
Deferred income tax                                                                                                  90
                                                                                                              ---------    --------
         Total liabilities                                                                                        8,622       6,298
                                                                                                              ---------    --------

Commitments and contingencies

Stockholders' Equity:
  Series D senior convertible preferred stock, $.01 par value; 15,000 shares authorized,
          7,002 shares issued and outstanding, liquidation value of $1,000 per share
           ($7,002,000)                                                                                             1
  Series F convertible preferred  stock, $.01 par  value; 10,000  shares authorized, 3,250 shares issued and outstanding,  liquidation value of
          $1,000 per share ($3,250,000)                                                                               1
Common stock, $.01 par value; 100,000,000 shares authorized, 12,701,934 shares
          issued and outstanding in 1996 and 9,309,000 shares issued and outstanding in 1995                        127          92
Additional paid-in capital                                                                                       34,253      95,993
Accumulated deficit                                                                                                         (93,847)
Retained earnings, since January 1, 1996                                                                            362
                                                                                                              ---------    --------
         Total stockholders' equity                                                                              34,744       2,238
                                                                                                              ---------    --------
         Total liabilities and stockholders' equity                                                           $  43,366    $  8,536
                                                                                                              =========    ========

The accompanying notes are an integral part of the financial statements.


Comforce Corporation and Subsidiaries
Consolidated Statements of Operations
for the years ended December 31, 1996, 1995 and 1994  (in thousands, except per share data)

                                                                    1996        1995        1994

Net sales                                                         $ 55,867    $  2,387
                                                                  --------    --------
Costs and expenses:
        Cost of goods sold                                          47,574       1,818
        Stock compensation                                                       3,425
        Selling, general and administrative expenses                 5,266         461    $    966
        Depreciation and amortization                                  614         362
                                                                  --------    --------    --------
             Total costs and expenses                               53,454       6,066         966
                                                                  --------    --------    --------

Operating income (loss)                                              2,413      (3,679)       (966)

Other income (expense):
        Interest expense                                              (201)       (585)     (1,316)
        Other income (expense), net                                     40         (33)
                                                                  --------    --------    --------
                                                                      (161)       (618)     (1,316)
Income (loss) from continuing operations before income taxes
        and extraordinary credit                                     2,252      (4,297)     (2,282)
Provision for income taxes                                            (900)        (35)
                                                                  --------    --------    --------

Income (loss) from continuing operations                             1,352      (4,332)     (2,282)
Loss from discontinued operations                                              (17,211)    (16,220)
                                                                  --------    --------    --------
Income (loss) before extraordinary credit                            1,352     (21,543)    (18,502)

Extraordinary credit, net discharge of indebtedness                              6,657       8,965
                                                                  --------    --------    --------
             Net income (loss)                                        1352     (14,886)     (9,537)

Dividends on preferred stock                                           325
                                                                  --------    --------    --------
Accretive dividend on Series F preferred stock                         665
                                                                  --------    --------    --------
             Income (loss) available to common stockholders       $    362    $(14,886)   $ (9,537)
                                                                  ========    ========    ========

Income (loss) per share:
        Continuing operations before accretive dividend           $    .08    $  (0.95)   $  (0.72)
        Discontinued operations                                                  (3.74)      (5.08)
                                                                  --------    --------    --------
        Income (loss) before extraordinary credit and accretive
               dividend                                                .08       (4.69)      (5.80)
        Extraordinary credit                                                      1.45        2.81
        Accretive dividend on Series F preferred stock                (.05)
                                                                  --------    --------    --------
               Net income (loss) per share                        $    .03    $  (3.24)   $  (2.99)
                                                                  ========    ========    ========

Weighted average shares outstanding                                 12,991       4,596       3,195
                                                                  ========    ========    ========


The accompanying notes are an integral part of the financial statements.

Comforce Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1996, 1995 and 1994 (in thousands, except share amounts)

                                                                                                                     Restricted
                                                                     Preferred Stock          Common Stock          Common Stock
                                                                   ----------------------------------------------------------------
                                                                    Shares     Amount      Shares      Amount    Shares     Amount
                                                                   -------    -------     ---------    ------   --------   --------
Balance at December 31, 1993                                         7,459    $17,273     3,162,772       $31
Net loss
ARTRA capital contributions
Lori preferred stock issued in exchange for
   ARTRA notes and advances                                          2,242      2,242
Common stock issued under terms of debt settlement agreement
   settlement agreement                                                                     100,000         1
Restricted common stock                                                                                          100,000      $(700)
Exercise of stock options and warrants                                                        2,500
Fractional shares purchased                                                                    (253)
                                                                   -------    -------     ---------     -----   --------   --------

Balance at December 31, 1994                                         9,701     19,515     3,265,019        32    100,000       (700)
Net earnings
Common stock issued as consideration for debt restructuring                                 150,000         2
Common stock issued as additional consideration for short-term
   borrowings                                                                               141,176         1
Common stock issued to pay liabilities                                                      115,098         1
Common stock sold through private placements                                              1,946,667        19
Common stock issued under compensation agreements with
   individuals to manage the Company's telecommunications and
   computer technical staffing services business                                          3,091,304        31
Common stock issued as additional consideration for Telecom
   purchase guarantee                                                                       350,000         3
Common stock issued as compensation for Telecom acquisition fees                            150,000         2
Common stock issued to ARTRA in exchange for the Company's
   entire preferred stock issue                                     (9,701)   (19,515)      100,000         1
Restricted common stock issued as additional consideration for
   short-term borrowings                                                                                        (100,000)       700
Liabilities assumed by ARTRA
Fractional shares purchased                                                                     (66)
                                                                   -------    -------     ---------     -----   --------   --------

Balance at December 31, 1995                                          --         --       9,309,198        92       --         --



                                                                        Additional                    Total
                                                                         Paid-in    Accumulated    Stockholders'
                                                                         Capital      Deficit        Equity
                                                                        --------      --------      -------
Balance at December 31, 1993                                             $60,680      $(69,424)      $8,560
Net loss                                                                                (9,537)      (9,537)
ARTRA capital contributions                                                4,000                      4,000
Lori preferred stock issued in exchange for
   ARTRA notes and advances                                                                           2,242
Common stock issued under terms of debt settlement agreement
   settlement agreement                                                      699                        700
Restricted common stock                                                                                (700)
Exercise of stock options and warrants                                        13                         13
Fractional shares purchased
                                                                        --------      --------      -------

Balance at December 31, 1994                                              65,392       (78,961)       5,278
Net earnings                                                                           (14,886)     (14,886)
Common stock issued as consideration for debt restructuring                  335                        337
Common stock issued as additional consideration for short-term
   borrowings                                                                229                        230
Common stock issued to pay liabilities                                       374                        375
Common stock sold through private placements                               5,820                      5,839
Common stock issued under compensation agreements with
   individuals to manage the Company's telecommunications and
   computer technical staffing services business                           2,844                      2,875
Common stock issued as additional consideration for Telecom
   purchase guarantee                                                        587                        590
Common stock issued as compensation for Telecom acquisition fees             251                        253
Common stock issued to ARTRA in exchange for the Company's
   entire preferred stock issue                                           19,514
Restricted common stock issued as additional consideration for
   short-term borrowings                                                                                 700
Liabilities assumed by ARTRA                                                 647                         647
Fractional shares purchased
                                                                        --------      --------      -------

Balance at December 31, 1995                                              95,993       (93,847)       2,238


Continued

Comforce Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity, Continued
for the years ended December 31, 1996, 1995 and 1994 (in thousands, except share amounts)

                                                                                                Series E              Series D
                                                                      Common Stock          Preferred Stock        Preferred Stock
                                                                  Shares        Amount     Shares      Amount      Shares     Amount
                                                               ------------    --------    ------      ------     --------    ------
Balance at December 31, 1995                                      9,309,198         $92
Quasi-Reorganization as of January 1, 1996
Exercise of stock options                                             4,500           1
Exercise of stock warrants                                          449,445           5
Issuance of Series E convertible preferred stock                                              8,871        $1
Conversion of Series E preferred to common stock                    887,100           9      (8,871)       (1)
Issuance of Series D senior convertible preferred stock                                                              7,002        $1
Issuance of Series F preferred stock
Common stock sold through private placement                         810,000           8
SEC registration fees
Common stock issued as consideration for the
        purchase of Force Five                                       27,398           1
Common stock issued as consideration for the
        purchase of AZATAR                                          243,211           2
Common stock issued as consideration for the purchase
        of Continental                                               36,800           1
Common stock issued to pay liabilities assumed by  ARTRA            137,500           1
Liabilities assumed by ARTRA
Common stock issued to management for anti-dilution provision       796,782           7
Net earnings
Dividends:
        Series E preferred stock
        Series D preferred stock
        Series F preferred stock
        Accretive dividend on Series F preferred stock
                                                               ------------    --------    ------      ------     --------    ------
                                                                 12,701,934        $127        --      $   --        7,002        $1
                                                               ============    ========    ======      ======     ========    ======
                                                                                                            Retained
                                                                   Series F                                 Earnings
                                                               Preferred Stock      Additional                Since       Total
                                                               ---------------       Paid-in   Accumulated  January 1, Stockholders'
                                                               Shares   Amount       Capital     Deficit      1996        Equity
                                                               ------   ------     ----------  -----------  ---------- -------------
Balance at December 31, 1995                                                          $95,993   $(93,847)                $2,238
Quasi-Reorganization as of January 1, 1996                                            (93,847)    93,847
Exercise of stock options                                                                  22                                23
Exercise of stock warrants                                                              2,041                             2,046
Issuance of Series E convertible preferred stock                                        4,635                             4,636
Conversion of Series E preferred to common stock                                           (8)
Issuance of Series D senior convertible preferred stock                                 6,415                             6,416
Issuance of Series F preferred stock                              33       $1           2,957                             2,958
Common stock sold through private placement                                             6,362                             6,370
SEC registration fees                                                                    (300)                             (300)
Common stock issued as consideration for the
        purchase of Force Five                                                            499                               500
Common stock issued as consideration for the
        purchase of AZATAR                                                              4,118                             4,120
Common stock issued as consideration for the purchase
        of Continental                                                                    574                               575
Common stock issued to pay liabilities assumed by  ARTRA                                  275                               276
Liabilities assumed by ARTRA                                                            3,318                             3,318
Common stock issued to management for anti-dilution provision                             534                               541
Net earnings                                                                                                  $1,352      1,352
Dividends:
        Series E preferred stock                                                                                 (18)       (18)
        Series D preferred stock                                                                                (280)      (280)
        Series F preferred stock                                                                                 (27)       (27)
        Accretive dividend on Series F preferred stock                                                           665       (665)

                                                                ----       ---        -------   --------      ------    -------
                                                                  33       $1         $34,253   $     --        $362    $34,744
                                                                ====       ===        =======   ========      ======    =======


The accompanying notes are an integral part of the financial statements.

Comforce Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 1996, 1995 and 1994 (in thousands)

                                                                                  1996        1995        1994
Cash flows from operating activities:
   Net income (loss)                                                            $  1,352    $(14,886)   $ (9,537)
   Adjustments to reconcile net earnings (loss) to cash flows from operating activities:
                   Extraordinary gain from net discharge of indebtedness                      (6,657)     (8,965)
                   Provision for disposal of fashion costume jewelry business                  1,600
                   Depreciation of property, plant and equipment                     139         101         438
                   Amortization of excess of cost over net assets acquired           475         261       1,018
                   Impairment of goodwill                                                     12,930      10,800
                   Amortization of other assets                                                  374         648
                   Common stock compensation                                                   3,657
                   Allowance for doubtful accounts                                   212
                   Deferred taxes                                                   (189)
   Changes in assets and liabilities, net of the effects of
           acquisitions and the discontinued fashion costume
           jewelry business (in 1995 and 1994):
                   (Increase) decrease in receivables                            (10,500)        913       2,117
                   Decrease in receivable from ARTRA                                 400
                   Decrease in inventories                                                     2,105       1,098
                   Increase in prepaid expenses and other current assets             (59)        (56)
                   (Increase) decrease in other noncurrent assets                 (1,183)        170         153
                   Increase (decrease) in payables and accrued expenses            3,637      (2,127)       (513)
                   Decrease in income taxes                                          (60)
                   Decrease in other current and noncurrent
                           liabilities                                                          (408)       (468)
                                                                                --------    --------    --------
                                   Net cash used by operating activities          (5,776)     (2,023)     (3,211)
                                                                                --------    --------    --------

Cash flows from investing activities:
   Acquisition of COMFORCE Global, net of cash acquired                                       (5,580)
   Acquisition of Williams, RRA, Force Five, Continental and
           Azatar, net of cash acquired                                          (15,834)
   Additions to property, plant and equipment                                       (329)       (656)       (697)
   Increase in receivable from officers                                             (373)
   Payment of liabilities with restricted cash                                                   550        (550)
                                                                                --------    --------    --------
                                    Net cash used by investing activities        (16,536)     (5,686)     (1,247)
                                                                                --------    --------    --------


Continued

Comforce Corporation and Subsidiaries
Consolidated Statements of Cash Flows, Continued for the years ended December 31, 1996, 1995 and 1994 (in thousands)

                                                                                1996        1995        1994
Cash flows from financing activities:
   Payment of note payable                                                        (500)
   Net increase (decrease) in short-term debt                                                2,486        (138)
   Proceeds from line of credit                                                  4,750
   Repayment on line of credit                                                    (900)
   Proceeds from issuance of preferred stock                                    14,010
   Proceeds from exercise of stock options                                          23
   Proceeds from exercise of warrants                                            2,046
   Payment of registration costs                                                  (300)
   Dividends paid                                                                 (228)
   Proceeds from long-term borrowings                                                                    1,241
   Reduction of long-term debt                                                                (750)       (444)
   Proceeds from private placement of common stock                               6,370       5,839
   ARTRA capital contribution                                                                            1,500
   Notes and advances from ARTRA                                                                         2,531
   Other                                                                                                    11
                                                                              --------    --------    --------
                      Net cash from financing activities                        25,271       7,575       4,701
                                                                              --------    --------    --------
Increase (decrease) in cash and cash equivalents                                 2,959        (134)        243
Cash and cash equivalents, beginning of year                                       649         783         540
                                                                              --------    --------    --------
                      Cash and cash equivalents, end of year                  $  3,608    $    649    $    783
                                                                              ========    ========    ========

Supplemental cash flow information:
   Cash paid during the year for:
       Interest                                                               $    157    $    273    $    435

       Income taxes paid, net                                                      934           7          24
       Supplemental schedule of noncash investing and financing activities:
          Quasi-reorganization                                                 (93,848)
          Common stock issued in connection with acquisitions                    5,195         843
          Accretive dividend on preferred stock                                    665
          Common stock issued to settle liabilities                                550         374
          Amounts assumed by ARTRA                                               3,594
          Accrued dividends                                                         97
          Common stock issued as consideration for debt
                  restructuring and short-term loans                                           567
          ARTRA common stock issued to Lori's bank lender
                  under terms of the debt settlement agreement
                                                                                                         2,500
          Transfer New Dimensions assets, net of cash of $674 to Lori's bank lender under terms of the debt settlement agreement
                                                                                                         6,475
          Lori preferred stock issued in exchange for ARTRA notes
                  and advances                                                                           2,242



The accompanying notes are an integral part of the consolidated financial statements.

Comforce Corporation and Subsidiaries
Notes to Consolidated Financial Statements


1.   Basis of Presentation:

     COMFORCE Corporation ("COMFORCE" or the "Company"), formerly The Lori Corporation ("Lori"), is a provider of telecommunications and computer technical staffing and consulting services worldwide and maintains an extensive global database of technical specialists. As discussed in Note 4, in September 1995, the Company adopted a plan to discontinue its jewelry business ("Jewelry Business") conducted by its two wholly-owned subsidiaries, Lawrence Jewelry Corporation ("Lawrence") and Rosecraft, Inc. ("Rosecraft").

     Effective January 1, 1996, the Company effected a quasi-reorganization through the application of $93,847,000 of its $95,993,000 additional paid-in capital account to eliminate its accumulated deficit. The Company's Board decided to effect a quasi-reorganization given that the Company achieved profitability following its entry into the technical staffing business and discontinuation of its unprofitable Jewelry Business. The Company's accumulated deficit at December 31, 1995 is primarily related to the discontinued operations and is not, in management's view, reflective of the Company's current financial condition.

     ARTRA Group Incorporated ("ARTRA"), a public company whose shares are traded on the New York Stock Exchange, was formerly the Company's parent prior to October 17, 1995. At December 31, 1996, ARTRA owned less than 20% of the Company's stock. ARTRA owns its shares of Common Stock in the Company through a wholly-owned subsidiary, Fill-Mor Holding, Inc. ("Fill-Mor").

     On October 17, 1995, Lori acquired one hundred percent of the capital stock of COMFORCE Telecom Inc. ("COMFORCE Telecom"), formerly Spectrum Global Services, Inc., d/b/a Yield Global, a wholly-owned subsidiary of Spectrum Information Technologies, Inc. ("Spectrum"). In connection with the re-focus of Lori's business, Lori changed its name to COMFORCE Corporation. Since October 17, 1995, the Company has acquired a number of staffing and consulting business throughout the United States. See Note 3.


 2.  Summary of Significant Accounting Policies:

     Principles of Consolidation

     The consolidated financial statements include the accounts of COMFORCE Corporation, COMFORCE Telecom, Inc. COMFORCE Technical Services, Inc. ("CTS") and COMFORCE Information Technology, Inc. ("CIT"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Accounts Receivable and Unbilled Accounts Receivable

     Accounts receivable consists of those amounts due to the Company for staffing services rendered to various customers. The Company's allowance for doubtful accounts was $213,000 as of December 31, 1996. Unbilled receivables consists of revenues earned and recoverable costs for which billings have not yet been presented to the customers as of the balance sheet date. Unbilled accounts receivable was $1,148,000 and $151,000 as of December 31, 1996 and 1995, respectively.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided primarily on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the life of the lease or of the improvement. Maintenance and repairs are charged to income as incurred and betterments that extend the useful life are capitalized. Upon retirement or sale, the cost and accumulated depreciation are eliminated from the respective accounts, and the gain or loss, if any, is included in income.

     If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the long-lived asset, an impairment loss is recognized. To date, no impairment losses have been recognized.

     Intangibles

     The net assets of a purchased business are recorded at their fair value at the date of acquisition. At December 31, 1996, the excess of purchase price over the fair value of net assets acquired (primarily goodwill) is reflected as an intangible asset and amortized on a straight-line basis over a period of 20-40 years. (See Note 5.)

     The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through forecasted future operations. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset. To date, no impairment losses have been recognized.

     Income Taxes

     The Company recognizes deferred income taxes for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the realizability of accounts receivable, long-lived assets and deferred tax assets. Actual results could differ from those estimates.

     Fair Values of Financial Instruments

     Cash and cash equivalents and fixed rate debt obligations are reflected in the accompanying consolidated balance sheets at amounts considered by management to reasonably approximate fair value.

     Management is not aware of any factors that would significantly affect the value of these amounts.

     Accounting for Long-Lived Assets

     On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset.

     Accounting for Stock-Based Compensation

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in 1996. As permitted by SFAS 123, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS 123) had been applied beginning in 1995.

     Earnings Per Share Calculation

     In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. Management has not yet evaluated the effects of this change on the Company's financial statements.

     Reclassification

     Certain items in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

 3.  Certain Acquisitions:

     On October 17, 1995, Lori acquired one hundred percent of the capital stock of COMFORCE Telecom. The price paid by the Company for the COMFORCE Telecom stock and related acquisition costs was approximately $6.4 million, net of cash acquired. This consideration consisted of cash to the seller of approximately $5.1 million, fees of approximately $950,000, including a fee of $750,000 to a related party, and 500,000 shares of the Company's common stock valued at $843,000 (at a price per share of $1.68) issued as consideration for various fees and guarantees associated with the transaction. The 500,000 shares issued by the Company consisted of (i) 100,000 shares issued to a then unrelated party for guaranteeing the purchase price to the seller, (ii) 100,000 shares issued to ARTRA, then the majority stockholder of the Company, in consideration of its guaranteeing the purchase price to the seller and agreeing to enter into the Assumption Agreement, (iii) 150,000 issued to two unrelated parties for advisory services in connection with the acquisition, and (iv) 150,000 shares issued to Peter R. Harvey, then a Vice President and director of the Company, for guaranteeing the payment of the purchase price to the seller and other guarantees to facilitate the transaction. Additionally, in conjunction with the COMFORCE Telecom acquisition, ARTRA agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation.

     COMFORCE Telecom provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists with an emphasis on wireless communications capability. The acquisition of COMFORCE Telecom was accounted for by the purchase method and, accordingly, the assets and liabilities of COMFORCE Telecom were included in the Company's financial statements at their estimated fair market value at the date of acquisition and COMFORCE Telecom's operations are included in the Company's statement of operations from the date of acquisition. (See Note 5.)

     The acquisition of COMFORCE was funded principally by private placements of approximately 1,950,000 shares of the Company's common stock at $3.00 per share plus detachable warrants to purchase approximately 970,000 shares of the Company's common stock at $3.375 per share. The warrants expire five years from the date of issue.

     On March 3, 1996, the Company acquired all of the assets of Williams Communications Services, Inc. ("Williams"), a regional provider of telecommunications and technical staffing services. The purchase price for the assets of Williams was $2 million with a four year contingent payout based on earnings of Williams. The value of the contingent payouts will not exceed $2 million, for a total purchase price not to exceed $4 million. The acquisition of Williams was accounted for by the purchase method and, accordingly, Williams' operations are included in the Company's statement of operations from the date of acquisition. (See Note 5.)

     On May 10, 1996, the Company purchased all of the stock of Project Staffing Support Team, Inc. and substantially all of the assets of RRA Inc. and Datatech Technical Services, Inc. (collectively, "RRA") for an aggregate purchase price of $5,100,000, plus acquisition costs and contingent payments payable over three years in an aggregate amount not to exceed $650,000. RRA is in the business of providing contract employees to other businesses. The Company's headquarters are located in Tempe, Arizona. The acquisition of RRA enables the Company, through its COMFORCE Technical Services, Inc. subsidiary ("CTS"), to provide specialists for supplemental staffing assignments as well as outsourcing and vendor-on-premises programs, primarily in the electronics, avionics, telecommunications and information technology business sectors. The acquisition was accounted for by the purchase method and, accordingly, its operations are included in the Company's statement of operations from the date of acquisition. (See Note 5.)

     Effective July 31, 1996, the Company purchased all of the stock of Force Five, Inc. ("Force Five") for an aggregate purchase price of $2,000,000, payable in $1,500,000 cash, and 27,398 shares of the Company's Common Stock valued at $500,000, plus a three-year contingent payout based on future earnings of Force Five in an aggregate amount not to exceed $2,000,000. Force Five, renamed COMFORCE Information Technologies, Inc. ("CIT"), located in Dallas, Texas, provides information technology consulting services to leading companies nationwide. The acquisition of Force Five was accounted for under the purchase method and, accordingly, Force Five's operations are included in the Company's statement of operations from the date of acquisition. (See Note 5.)

     On November 1, 1996, COMFORCE IT Acquisition Corp., a wholly-owned subsidiary of the Company, merged with Azatar Computer Systems, Inc. ("Azatar") pursuant to the terms of an Agreement and Plan of Reorganization entered into by such parties and W. Mark Holbrook, formerly the controlling stockholder of Azatar (the "Merger Agreement"). Under the terms of the Merger Agreement, the stockholders of Azatar received cash payments of $1.03 million, 243,211 shares of the Company's common stock valued at $4.12 million, and contingent payments payable over three years in an aggregate amount not to exceed $1.2 million payable in stock. Azatar is in the business of information technology consulting. The acquisition of Azatar was accounted for under the purchase method and, accordingly, Azatar's operations are included in the Company's statement of operations from the date of acquisition. (See Note 5.)

     On November 8, 1996, the Company, through its subsidiary, COMFORCE Telecom Inc., purchased, substantially all of the assets of Continental Field
     Services Corporation and its affiliate, Progressive Telecom, Inc., (collectively "Continental") for a purchase price of $4.425 million in cash, 36,800 shares of the Company's common stock valued at $575,000, and contingent payments payable over three years in an aggregate amount not to exceed $1.02 million. The acquisition of Continental was accounted for under the purchase method and, accordingly, Continental's operations are included in the Company's statement of operations from the date of acquisition. (See Note 5.)

     The aforementioned acquisitions were acquired through funding raised from the issuance of common stock, preferred stock and bank borrowings.

     The following unaudited proforma summary presents the consolidated results of operations as if the acquisition has occurred on January 1, 1995 and does not purport to be an indication of what would have occurred had the acquisition been made as of that date or of results which may occur in the future (in thousands).

                                                         Year Ended December 31,
                                                            1996         1995
                                                         (Unaudited) (Unaudited)

Revenue                                                  $   98,692    $ 91,571
Net income (loss) from continuing operations                  2,015      (1,934)
Loss from discontinued operations                              --       (17,211)
Extraordinary credits, net discharge of indebtedness           --         6,657
                                                         ----------    --------
Net income (loss)                                        $    2,015    $(12,488)
                                                         ==========    ========
Income (loss) per share from continuing operations       $      .07    $   (.22)
Income (loss) per share from discontinued operations                      (1.74)
Extraordinary credits                                                       .67
                                                         ----------    --------
Net income (loss) per share                              $      .07    $  (1.29)
                                                         ==========    ========

     The above proforma data assume the issuance of Series F preferred stock and the borrowing under the revolving line of credit to finance these transactions. Proforma adjustments include an interest cost increase of $96,000 in 1996, a reduction of interest expense of $126,000 in 1995, additional goodwill amortization of $290,000 and $619,000 in the 1996 and 1995 periods, respectively, and the related income tax effect.

 4.  Fixed Assets:

     Fixed assets consist of (in thousands):

                                                   Estimated
                                                  Useful Lives
                                                     in Years      1996   1995

Office equipment                                        3-5       $ 225    $ 97
Furniture, fixtures and vehicles                        3-7        592
Leasehold improvements                                  3-7         73
                                                                  -----    ----
                                                                    890      97
   Less, accumulated depreciation and amortization                 (146)     (7)
                                                                  -----    ----
                                                                  $ 744    $ 90
                                                                  =====    ====

     Depreciation expense was $139,000, $101,000 and $438,000 for the years ended December 31, 1996, 1995 and 1994, respectively.



 5.  Intangibles:

     Intangibles as of December 31, 1996 and 1995 consisted of (in thousands):

                                                   Estimated
                                                    Useful
                                                     Lives
                                                    in Years    1996       1995

Excess of cost over net assets acquired (goodwill)   20-40   $ 24,547    $4,852
Non-compete covenants                                  5          730
Other                                                  5            5
                                                               25,282     4,852
                                                             --------    ------
   Less accumulated amortization                                 (526)      (51)
                                                             --------    ------
                                                             $ 24,756    $4,801
                                                             ========    ======


Amortization expense was $475,000, $261,000 and $1,081,000 in the years ended December 31, 1996, 1995 and 1994, respectively.

 6.  Accrued Expenses:

     Accrued expenses consist of the following (in thousands):

                                                            1996          1995

Payroll and payroll taxes                                  $  969
Pension plan                                                  660
Vacation                                                      324
Professional fees                                             288           $320
Medical insurance                                             171
Management fees                                                              178
Other                                                         518            221
                                                           ------           ----
                                                           $2,930           $719
                                                           ======           ====


 7.  Income Taxes:

     The provision (benefit) for income taxes as of December 31, 1996 consists of (in thousands):

                                                         1996               1995
Current:
   Federal                                              $ 867
   State                                                  222                 35
Deferred                                                 (189)
                                                        -----               ----
                                                        $ 900               $ 35
                                                        =====               ====

     The 1995 and 1994 extraordinary credits represent net gains from discharge of bank indebtedness under the loan agreements of Lori and its discontinued fashion costume jewelry subsidiaries. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credits due to the utilization of tax loss carryforwards.

     The difference between the statutory Federal income tax rate and the effective income tax rate is reconciled as follows (in thousands):

                                                      1996     1995      1994

Statutory Federal tax rate provision (benefit)         $34.0    $(34.0)  $(34.0)
State and local taxes, net of Federal benefit            5.0       .3        .1
Current year tax loss not utilized                                4.7
Impairment of goodwill                                           30.0      38.6
Amortization of goodwill                                  .9       .6       3.6
Previously unrecognized benefit from utilizing tax
        loss carryforwards                                                 (8.2)
                                                       -----    -----    ------
                                                       $39.9    $ 1.6    $   .1
                                                       =====    =====    ======

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liabilities and deferred tax assets at December 31, 1996 and 1995 (in thousands) are as follows:

                                                          1996            1995
Deferred tax assets:
   Bad debt reserve                                     $     89
   Accrued liabilities and other                             189        $   800
   Net operating loss                                                    16,400
                                                        --------        --------
        Total deferred tax asset                             278         17,200
                                                        --------        --------
Deferred tax liability:
   Deductible intangibles                                     90
   Machinery and equipment                                                  100
                                                        --------        --------
        Total deferred tax liability                          90            100
                                                        --------        --------
   Valuation allowance                                                  (17,100)
                                                        --------        --------
        Net deferred tax asset                          $    188        $   --
                                                        ========        ========

     At December 31, 1995, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $42,000,000 available to be applied against future taxable income. As a result of the discontinuance of the Jewelry business it has been determined that the Company will be unable to utilize losses from those businesses in the future.

     In 1995, the Company recorded a valuation allowance with respect to the future tax benefits and the net operating loss reflected in deferred tax assets as a result of the uncertainty of their ultimate realization.

 8.  Debt:

     On July 22, 1996, the Company and certain subsidiaries entered into a $10 million Revolving Credit Agreement (the "Credit Agreement") with the Chase Manhattan Bank ("Chase") to provide working capital for the Company's operations. The Company, COMFORCE Telecom and COMFORCE Technical Services, Inc. are co-borrowers under the Credit Agreement and Project Staffing Support Team, Inc. ("PSST") is a guarantor of the obligations. Principal outstanding under the Credit Agreement is due June 30, 1998. Chase agreed to make revolving credit loans outstanding as prime rate loans or LIBOR loans, provided that, during the occurrence and continuance of an event of default, the Company and its subsidiaries could not elect, and Chase had no obligation to make, LIBOR loans. Interest on LIBOR loans is payable in the amount of the LIBOR rate plus 2.0% per annum. Interest on the prime rate loans is payable in the amount of Chase's prime rate as announced from time to time (8.25% at December 31, 1996). The amount outstanding at December 31, 1996 was $3,850,000. As of December 31, 1996, the Company was not in compliance with certain loan covenants. In March 1997, the Company repaid its debt to Chase in full. (See Note 20.)

     At December 31, 1995, notes payable and long-term debt (in thousands) consisted of:

                                                                 Year Ended December 31,
                                                                 -----------------------
                                                                    1996        1995
Outstanding debt:
   Revolving credit borrowings                                    $ 3,850
   Amount due to a former related party, interest at
       the prime rate plus 1%                                                $   750
   Accounts receivable credit facility, discontinued operations                1,535
   Other, interest principally at 15%                                          1,736
Less:
   Liabilities to be assumed by ARTRA                                         (1,986)
   Liabilities included with discontinued operations                          (1,535)
                                                                   -------   -------
                                                                   $ 3,850   $   500
                                                                   =======   =======

     As discussed in Note 11, ARTRA, Fill-Mor, Lori and Lori's fashion costume jewelry subsidiaries entered into an agreement with Lori's bank lender to settle obligations due the bank. As partial consideration for the debt settlement agreement the bank received a $750,000 Lori note payable due March 31, 1995.

     The $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori of $6,657,000 in 1995. The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a former director of the Company. The loan provided for interest at the prime rate plus 1%. As consideration for assisting with the debt restructuring, the former director received 150,000 shares of the Company's common stock valued at $337,500 ($2.25 per share) based upon the closing market value on March 30, 1995. The $337,500 represented additional compensation for debt restructuring and, as such, was charged against the extraordinary gain from debt restructuring in 1995. The principal amount of the loan was reduced to $750,000 at July 31, 1995. The remaining loan principal was not repaid on its scheduled maturity date of July 31, 1995. Per terms of the loan agreement, the former director received an additional 50,000 of the Company's common stock as compensation for the non-payment of the loan at its originally scheduled maturity. The additional 50,000 shares at a value of approximately $82,000 has been charged to interest expense in 1995. At December 31, 1995, the $750,000 note was classified in the Company's consolidated balance sheet as liabilities to be assumed by ARTRA. The loan was paid in full in March 1996 by ARTRA pursuant to the assumption agreement as discussed in Note 9.

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

     In August 1995, Lori obtained a credit facility for the factoring of the accounts receivable of its discontinued Jewelry Business. The credit facility provides for advances of 80% of receivables assigned, less allowances for markdowns and other merchandise credits. The factoring charge, a minimum of 1.75% of the receivables assigned, increased on a sliding scale if the receivables assigned were not collected within 45 days. Borrowings under the credit facility were collateralized by the accounts receivable, inventory and equipment of Lori's discontinued fashion costume jewelry subsidiaries and guaranteed by Lori. At December 31, 1995, outstanding borrowings under this credit facility of $1,535,000, along with other net liabilities of the discontinued Jewelry Business, were classified in the Company's consolidated balance sheet as liabilities to be assumed by ARTRA and net liabilities of the discontinued Jewelry Business.

     In 1996, ARTRA completed the assumption of the agreed upon recorded liabilities (see Note 9).



 9.  Liabilities to be Assumed by ARTRA Group Incorporated:

     Under the Assumption Agreement between ARTRA and the Company in October 1995 (the "Assumption Agreement") entered into in connection with the COMFORCE Telecom acquisition (see Note 3), ARTRA agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Additionally, ARTRA agreed to acquire all of the assets and assume all liabilities of the Company's discontinued Jewelry Business aggregating a net liability of $4,240,000 as of December 31, 1995. In April 1996, ARTRA sold the business and certain assets of the Jewelry Business.

     At December 31, 1995, liabilities to be assumed by ARTRA and net liabilities of the discontinued Jewelry Business (in thousands) consist of:

Current:
   Liabilities to be assumed by ARTRA
   Notes payable                                                          $1,986
   Court ordered payments                                                    990
   Accrued expenses                                                          349
                                                                          ------
                                                                           3,325
Net liabilities of the discontinued Jewelry Business                         374
                                                                          $3,699
                                                                          ======
Noncurrent:
   Liabilities to be assumed by ARTRA Court ordered payments              $  541
                                                                          ======

     As of December 31, 1996, ARTRA paid or assumed all of the above liabilities. ARTRA continues to assume certain contingent liabilities relating to outstanding litigation (see Note 16).

     On December 19, 1996, the Company and ARTRA agreed to settle various differences in the interpretation of the Assumption Agreement dated October 1995. In addition, ARTRA has agreed to deposit into an escrow account 125,000 shares of COMFORCE common stock to collateralize its obligation with respect to (1) a warrant to a lender to purchase 50,000 shares of common stock at $5 per share with a put option for $500,000, which the Company and ARTRA believe is no longer effective, (2) potential liability for clean-up costs, if any, or other damages in connection with the Gary, Indiana site as discussed in Note 16, and (3) the remaining assumed liabilities of the jewelry operations of $350,000 due to certain creditors.

10.  Discontinued Operations:

     In September 1995, the Company adopted a plan to discontinue its Jewelry Business. A provision of $1,000,000 was recorded in September 1995 and an additional provision of $600,000 was recorded during the fourth quarter of 1995 for the estimated costs to complete the disposal of the Jewelry Business. The Jewelry Business was disposed of in 1996 with no cost to the Company.

     The Company's 1995 consolidated financial statements have been reclassified to report separately results of operations of the discontinued Jewelry Business. Additionally, in conjunction with the Comforce Telecom acquisition (see Note 3), ARTRA agreed to assume substantially all pre-existing liabilities of the Company and its discontinued Jewelry Business and indemnify Comforce in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, the Company's 1995 consolidated balance sheet has been reclassified to report separately the remaining net liabilities to be assumed by ARTRA, including net liabilities of the discontinued Jewelry Business. (See Note 9.)

     The operating results of the discontinued Jewelry Business for the years ended December 31, 1995 and 1994 (in thousands) consists of:

                                                        Year Ended December 31,
                                                        ------------------------
                                                          1995           1994

Net sales                                               $ 10,588       $ 34,431
                                                        ========       ========
Loss from operations before income taxes                $(15,606)      $(16,210)
Provision for income taxes                                    (5)           (10)
                                                        --------       --------
Loss from operations                                     (15,611)       (16,220)
                                                        --------       --------

Provision for disposal of business                        (1,600)
Provisions for income taxes
                                                        --------       --------
Loss on disposal of business                              (1,600)
                                                        --------       --------
Loss from discontinued operations                       $(17,211)      $(16,220)
                                                        ========       ========

11.  Extraordinary Gains Related to Discontinued Operations:

     In accordance with the terms of the debt settlement agreement, borrowings due a bank under the loan agreements of Lori and its fashion costume jewelry subsidiaries and Fill-Mor (approximately $25,000,000 as of December 23, 1994), plus amounts due the bank for accrued interest and fees, were reduced to $10,500,000 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank). Upon the satisfaction of certain conditions of the Amended Settlement Agreement in March 1995, the balance of this indebtedness was discharged. (See Note 12.)

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

Amounts due the bank under loan agreements of Lori and its fashion
     costume jewelry subsidiaries                                            $ 22,749
Less, amounts due the bank at December 29, 1994                                (7,855)
                                                                             --------
Bank debt discharged                                                           14,894
Accrued interest and fees discharged                                            3,635
Other liabilities discharged                                                    1,985
Less consideration to the bank per terms of the amended
    settlement agreement
        Cash                                                                   (1,900)
        ARTRA common stock (400,000 shares)                                    (2,500)
        New Dimensions assets assigned to the bank at estimated fair value     (7,149)
                                                                             --------
            Net extraordinary gain                                           $  8,965
                                                                             ========

     On March 31, 1995, the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to the Company of $6,657,000 ($1.45 per share) in the first quarter of 1995. The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a former director of the Company. As consideration for assisting in the debt restructuring, the former director received 150,000 shares of the Company's common stock valued at $337,500 ($2.25 per share) based upon the Company's closing market value on March 30, 1995. The first quarter 1995 extraordinary gain was calculated (in thousands) as follows:

Amounts due the bank under loan agreements of Lori and its
        operating subsidiaries                                          $ 7,855

Less, amounts due the bank applicable to Lori                              (561)
                                                                        -------
Bank debt discharged                                                      7,294
Less fair market value of the Company's common stock issued as
        consideration for the debt restructuring                           (337)
Other fees and expenses                                                    (300)
                                                                        -------

Net extraordinary gain                                                  $ 6,657
                                                                        =======

12.  Related Party Transactions:

     During 1996, the Company made loans of $367,000 in the aggregate to Michael Ferrentino, the President and a Director of the Company, Christopher P. Franco, an Executive Vice President of the Company, Kevin W. Kiernan, an employee of the Company, and James L. Paterek, a consultant to the Company, to cover their tax liabilities resulting from the issuance of the Company's common stock to them as inducements to direct the Company's entry into the technical staffing business. Of this amount, $55,000 was advanced in 1995, $38,000 was advanced in February 1996, $238,000 was advanced in April 1996, and $36,000 was advanced in July 1996. Yield Industries, Inc., a corporation wholly-owned by Messrs. Paterek and Ferrentino, earned a delivery fee of $750,000 in connection with the Company's acquisition of COMFORCE Telecom, $250,000 of which was paid in 1995 and the balance of which was paid in 1996.

     The Company paid L.H. Friskoff & Company, a certified public accounting firm at which Richard Barber, a Director of the Company, is a partner, approximately $104,000 in fees during 1996 for tax-related advisory services.

     Effective July 4, 1995, Lori's management agreed to issue up to a 35% common stock interest in the Company to certain individuals to manage the Company's entry into the technical staffing business (approximately 3,888,000 after certain anti-dilutive provisions). In October 1995, the Company issued approximately 3,100,000 shares of its common stock to such individuals. The remaining common shares due these individuals were issued in 1996 after shareholder approval of an increase in the Company's authorized common shares. The Company recognized a non-recurring compensation charge of $3,425,0000 in 1995 related to the issuance of this stock since these stock awards were 100% vested when issued, and were neither conditioned upon these individuals' service to the Company as employees nor the consummation of the COMFORCE Telecom's acquisition. The cost of the remaining common shares of $500,000 is classified in the Company's consolidated balance sheet at December 31, 1995 as obligations expected to be settled by the issuance of common stock, and is classified as equity as of December 31, 1996.

     In conjunction with an agreement (see Note 11) to settle borrowings due a bank under the loan agreements of Lori and its fashion costume jewelry subsidiaries and Fill-Mor, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were advanced to Lori and used to fund amounts due Lori's bank. The loan, due June 30, 1995, was collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares, originally issued to the bank under terms of the August 18, 1994 Settlement Agreement, were carried in the Company's consolidated balance sheet at December 31, 1994 as restricted common stock. In August 1995, the loan was extended until September 15, 1995 and the lender received the above mentioned 100,000 Lori common shares as consideration for the loan extension. The loan was repaid by ARTRA in February, 1996. Accordingly, the carrying value of these 100,000 Lori common shares was transferred to ARTRA as reduction of amounts due to ARTRA.

     In the fourth quarter of 1995, ARTRA agreed to exchange its interest in the entire issue of the Company's Series C cumulative preferred stock for 100,000 newly issued shares of the Company's common stock. During 1995, ARTRA received $399,000 of advances from the Company. In 1996, the Company advanced ARTRA an additional $54,000. ARTRA repaid the above advances and paid down $647,000 of the pre-existing Lori liabilities it assumed in conjunction with the COMFORCE Global acquisition as discussed in Note 9. The $399,000 advance to ARTRA and the $647,000 payment on pre-existing Lori liabilities made by ARTRA have been classified in the Company's consolidated financial statements at December 31, 1995 as amounts receivable from ARTRA.

     Through 1995, ARTRA had provided certain financial, accounting and administrative services for the Company's corporate entity. Additionally, the Company's corporate entity had leased its administrative office space from ARTRA. During 1995 and 1994, fees for these services amounted to $91,000 and $151,000, respectively.

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

13.  Equity:

     In March 1996, 4,500 stock options were exercised at an average price of $5 per share.

     In April 1996, 301,667 warrants were exercised at an average price of $3.12 per share.

     In April 1996, in conjunction with the purchase of RRA, the Company sold 8,871 shares of Series E Preferred Stock at a selling price of $550 per share for 8,470 shares and $750 per share for 401 shares. Each share of Series E Preferred Stock will be automatically converted into 100 shares of common stock on the date the Company's Certificate of Incorporation is amended so that the Company has a sufficient number of authorized and unissued shares of common stock to effect the conversion and any accrued and unpaid dividends have been paid in full. Holders of shares of Series E Preferred Stock are entitled to dividends equal to those declared on the common stock, or if no dividends are declared on the common stock, nominal cumulative dividends payable only if the Series E Preferred Stock fails to be converted into common stock by September 1, 1996. The Series E Preferred Stock has a liquidation preference of $100 per share ($887,100 in the aggregate for all outstanding shares). Effective as of October 28, 1996, each share of Series E Preferred Stock was automatically converted into 100 shares of common stock.

     In May 1996, the Company sold 7,002 shares of Series D Preferred Stock at a selling price of $1,000 per share. The holder of each share of Series D Preferred Stock has the right to convert such shares into 83.33 fully paid and nonassessable shares of common stock at any time subsequent to the date the Company's Certificate of Incorporation is amended so that the Corporation has sufficient number of authorized and unissued common stock to effect the conversion. Holders of the shares of Series D Preferred Stock are entitled to cumulative dividends of 6% per annum, payable quarterly in cash on the first day of February, May, August and November in each year. The Series D Preferred Stock has a liquidation preference of $1,000 per share ($7,002,000 in the aggregate for all outstanding shares).

     In May 1996, 16,667 warrants were exercised at an average price of $3.38 per share.

     In July 1996, the Company issued 137,500 shares of common stock to pay certain liabilities.

     In August 1996, 20,000 warrants were exercised at an average price of $2.00 per share.

     In  September   1996,   27,398   common   shares  were  issued  as  partial
     consideration for the purchase of Force Five. (See Note 3.)

     On October 25, 1996, the Board authorized the issuance of up to 10,000 shares of Preferred Stock, par value $0.01 per share, designated the Series F Convertible Preferred Stock ("Series F Preferred Stock"). As subsequently modified by agreement of the Company and the holders, each share of Series F Preferred Stock will, (i) at the option of the holder or (ii) automatically on the second anniversary of the date of issuance, be converted into such number of shares of Common Stock determined by dividing $1,000 plus all accrued, unpaid dividends thereon by the per share conversion price. The conversion price is 83% of the average closing bid price of the Common Stock for the five trading days immediately preceding the conversion date, subject to certain limitations. Holders of shares of Series F Preferred Stock are entitled to cumulative dividends of 5% per annum, payable quarterly on the first day of March, June, September, and December in each year, payable in cash or Common Stock (valued at the closing price on the date of declaration), at the Company's election. The Series F Preferred Stock has a liquidation preference over the Common Stock in the event of any liquidation or sale of the Company. Except as otherwise provided by law, the holders of Series F Preferred Stock will not be entitled to vote. As of December 31, 1996, there were 3,250 shares of Series F Preferred Stock outstanding. The Company recorded an accretive dividend on Series F Preferred Stock related to the discount noted above of $665,000.

     In connection with the sale of the Series F Preferred Stock, the Company issued warrants to purchase 15,000 shares of Common Stock at an exercise price of $24.00 per share as a placement fee, which warrants expire in October 1998.

     At the Company's annual meeting held on October 28, 1996, the Company's stockholders ratified or approved, among other matters, (i) the Company's issuance of 3,091,302 shares of its common stock and its agreement to issue 796,782 additional shares to certain individuals in consideration of their agreement to direct the Company's entry into the technical staffing business; (ii) the Company's entering into the technical staffing business and exiting the fashion jewelry business and transactions related thereto, including (a) its acquisition of all of the capital stock of Spectrum Global Services, Inc. (formerly d/b/a/Yield Global and, following its acquisition by the Company, renamed COMFORCE Telecom, Inc.), (b) its issuance of 1,946,667 shares of its common stock plus detachable warrants to purchase 973,333 shares of its common stock in a private placement, (c) its issuance of 100,000 shares and 150,000 shares, respectively, of its common stock to ARTRA, and Peter R. Harvey, formerly a director of the Company, in consideration of their guarantees in connection with the transactions, (d) its exchange of 100,000 shares of its common stock to ARTRA for the 9,701 shares of the Company's Series C Preferred Stock held by ARTRA, and (e) its disposition of its discontinued fashion jewelry operations; (iii) an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's capital stock from 10,000,000 shares to 100,000,000 shares of common stock and from 1,000,000 shares to 10,000,000 shares of Preferred Stock (upon which approval, the 8,871 shares of Series E Preferred Stock which were outstanding automatically converted to 8,871,000 shares of common stock);
     (iv) an amendment to the Company's Certificate of Incorporation to eliminate cumulative voting; (v) and to amend the Company's Long-Term Stock Investment Plan (a) to increase the maximum number of shares which may be issued under such Plan from 1,500,000 to 4,000,000 shares, (b) the grant of options to non-employee directors, and (c) in various other respects, principally designed to permit the Plan administrator additional flexibility in structuring option grants.

     In November 1996, 111,111 warrants were exercised at a price of $9 per share.

     In November 1996, the Company issued 243,211 shares and 36,800 shares as partial consideration for the purchase of Azatar Computer Systems, Inc. and Continental Field Services, Inc.

     Effective December 26, 1996, the Company sold 460,000 shares of its Common Stock, together with a related payment right, for $3.5 million. This payment right requires the Company to make a payment to the investors in either cash or Common Stock, at the Company's option, equal to the amount, if any, by which $10.00 per share exceeds the average closing bid price for the ten trading days prior to a specified payment date (not later than April 1, 1997). See Note 20 for additional rights given to these holders of Common Stock.

     In addition, effective December 26, 1996, the Company sold 350,000 shares of its Common Stock, together with a related payment right, for $3.5 million. This payment right requires the Company to make a payment to the investors in either cash or Common Stock, at the Company's option, equal to the amount, if any, by which $12.05 per share exceeds the average closing bid price for the ten trading days prior to a specified payment date (not later than May 1, 1997). In lieu of this amount, a payment of $2.05 per share will be payable if, among other things, as of April 1, 1997, such average trading price is between $10.00 and $15.00 and the Company's daily trading volume does not meet specified levels.

     In connection with this private placement of Common Stock, the Company issued warrants to purchase 198,928 shares of Common Stock at $19 per share which expire on December 26, 1999. In addition, the Company paid a placement fee of 8,000 shares of Common Stock and warrants to purchase 25,000 shares of Common Stock at $14.25 per share (market price) which expire on December 26, 1999.

     The Company's Series C cumulative preferred stock, which was owned in its entirety by ARTRA, accrued dividends at the rate of 13% per annum on its liquidation value. Book value and accumulated dividends of $7,011,000 on this stock aggregated $19,515,000 at December 31, 1994. In the fourth quarter of 1995, ARTRA agreed to exchange its Series C cumulative preferred stock for 100,000 newly issued shares of the Company's common stock.

14.  Earnings Per Share:

     Earnings per common share is computed by dividing net earnings available for common shareholders, by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants), outstanding during each period. Common stock equivalents relate to outstanding stock options and warrants. For this computation, shares of the Series F Preferred Stock are anti-dilutive and as such are not considered common stock equivalents for this calculation. The shares of Series D Preferred Stock are not considered common stock equivalents and are excluded from primary earnings per share. The dividends accrued or paid on the Series D Preferred Stock of $175,000, Series E Preferred Stock of $18,000, Series F Preferred Stock of $27,000, and accretive dividends on Series F Preferred Stock of $665,000, have been deducted for computing earnings available to common shareholders. Fully diluted earnings per share have not been presented as the result is anti-dilutive or does not differ from primary earnings per share. Primary earnings per share is calculated as follows (in thousands):

                                                       1996       1995        1994
Earnings (loss) available for common shareholders   $    362  $ (14,886)  $  (9,537)
                                                    ========   ========    ========
Weighted average number of shares outstanding
        for the period                                11,049      4,596       3,195
Dilutive effect of common stock equivalents            1,942
                                                    --------   --------    --------
                                                    $ 12,991   $  4,596    $  3,195
                                                    ========   ========    ========
Primary earnings (loss) per share                   $    .03   $  (3.24)   $  (2.99)
                                                    ========   ========    ========


15.  Stock Options and Warrants:

     Long-Term Stock Investment Plan

     On December 16, 1993,  Lori's  stockholders  approved the  Long-Term  Stock
     Investment Plan (the "1993 Plan"), effective January 1, 1993, which authorizes the grant of options to purchase the Company's common stock to executives, key employees and non-employee consultants and agents of the Company and its subsidiaries. The 1993 Plan authorizes the awarding of Stock Options, Incentive Stock Options and Alternative Appreciation Rights. The 1993 Plan reserved 1,500,000 shares of the Company's common stock for grant on or before December 31, 2002. In October 1996, the Stock Option Plan was amended to allow for the issuance of an additional 2,500,000 options under the plan for a total of 4,000,000 shares.

     Incentive Stock Option Plan

     Options to purchase common shares of the Company have been granted to certain officers and key employees under the 1982 Incentive Stock Option Plan (the "Plan"), which initially reserved 250,000 shares of the Company's common stock. On December 19, 1990, the Company's stockholders approved an increase in the number of shares available for grant under the plan to 500,000. The plan expired in 1992.

     Summary of Options

     A summary of stock option transactions for the year ended December 31, 1996 is as follows:

                                                                  1996                   1995                     1994
        Outstanding at January 1,
                Shares                                         1,541,378               959,378                 1,098,544
                Prices                                      $1.125 to $6.75         $1.125 to $5.00        $1.125 to $12.19


        Options granted:
                Shares                                         1,120,275               601,250                      --
                Price                                       $6.75 to $27.00         $6.00 to $6.75                  --


        Options exercised:
                Shares                                         (4,500)                    --                     (2,500)
                Price                                           $5.00                     --                      $5.00


        Options cancelled:
                Shares                                       (565,628)                 (19,250)                  (136,666)
                Price                                          $1.125               $3.125 to $5.00          $3.125 to $12.19


    Outstanding at December 31, 1996:
                Shares                                         2,091,525               1,541,378                  959,378
                                                               =========               =========                  =======
                Price                                      $1.125 to $22.75         $1.125 to $6.75           $1.125 to $5.00


        Options exercisable at December 31, 1996               1,537,500                945,128                  940,710
                                                               =========                =======                  =======


        Options available for future grant at
                December 31, 1996                              778,475
                                                               =======


     Approximately 555,628 of the options shown as cancelled were exercisable as of December 31, 1995 at an exercise price of $1.125 per share. The Company maintains that these options terminated in 1996. The former option holders maintain that these options continue to be exercisable. The Company is attempting to resolve this dispute.

     Warrants

     On November 23, 1988, Lori issued warrants to purchase 25,000 of its common shares, at $4.00 per share, to an investment banker as additional compensation for certain financial and advisory services. During 1993, the warrant holder exercised warrants to purchase 8,750 shares of the Company's common stock. At December 31, 1995, such warrants to purchase 16,250 shares of the Company's common stock at $4.00 per share remained outstanding.

     Principally during the second and third quarters of 1995, Lori entered into a series of agreements with certain unaffiliated investors that provided for $1,800,000 of short-term loans that provide for interest at 15%. As additional compensation certain lenders received an aggregate of 91,176 Lori common shares and certain lenders received warrants to an aggregate of 195,000 shares of the Company's common stock at prices ranging from $2.00 per share to $2.50 per shares, the fair market value at the dates of grant. The warrants expire five years from the date of issue.

     The acquisition of COMFORCE Telecom was funded principally by private placements of approximately 1,950,000 of the Company's common shares at $3.00 per share (total proceeds of approximately $5,800,000) plus detachable warrants to purchase 973,333 Lori common shares at $3.375 per share. In 1996, 36,667 warrants were exercised for $98,751. The warrants expire five years from the date of issue.

     In April 1996, the Company amended the warrants included above held by two stockholders to purchase 301,667 shares of the Company's Common Stock at exercise prices ranging from $2.125 to $3.375 per share to permit immediate exercise and to provide for the issuance of supplemental warrants to purchase 301,667 at an exercise price of $9.00 per share (market value) for each warrant exercised on or before April 12, 1996. Warrants to purchase all 301,667 shares were exercised in April 1996. The Company used the proceeds from the exercise of the warrants for working capital purposes.

     In connection with the sale of the Series F Preferred Stock, the Company issued warrants to purchase 15,000 shares of Common Stock at an exercise price of $24.00 per share as a placement fee, which warrants expire in October 1998.

     On December 26, 1996, the Company sold 810,000 shares through a private placement. In connection with this private placement of common stock, the Company issued warrants to purchase 198,928 shares of common stock at $19 per share which expire on December 26, 1999 In addition, the Company paid a placement fee of 8,000 shares of common stock and warrants to purchase 25,000 shares of common stock at $14.25 per share (market price) which expire on December 26, 1999.

     At December 31, 1996 and 1995, total warrants were outstanding to purchase a total of 1,371,844 and 1,184,583 of the Company's common shares at prices ranging from $2.00 per share to $24.00 per share. The warrants expire three to five years from the date of issue at various dates through 1999.

     As discussed in Note 1, the Company has applied the disclosure-only provision SFAS 123. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 1996 and 1995:

                                                      1996             1995
                                                (in thousands)    (in thousands)

Net income (loss) attributable to common
        shareholders as reported                  $      362        $  (14,886)
                                                  ==========        ==========
Pro forma (loss)                                  $   (1,898)       $  (16,010)
                                                  ==========        ==========
Earnings (loss) per share as reported             $      .03        $    (3.24)
                                                  ==========        ==========
Pro forma                                         $     (.17)       $    (3.48)
                                                  ==========        ==========


     The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: no dividend yield; expected volatility of 60%; risk-free interest rate (ranging from 5.25% - 6.64%); and expected lives ranging from approximately 4.5 to 5.5 years. Weighted averages are used because of varying assumed exercise dates.

     A summary of the status of the Company's stock option plans as of December 31, 1996 and 1995, and changes during the years ended on those dates is presented below (shares in thousands):

                                                                    December 31, 1996        December 31, 1995
                                                                   -------------------      --------------------
                                                                               Weighted                 Weighted
                                                                                Average                  Average
                                                                               Exercise                 Exercise
                                                                   Shares       Price       Shares       Price
                                                                   ------       -----       ------       -----
Outstanding at beginning of year                                  1,541,378    $  3.24      959,378    $  1.21
        Granted                                                   1,120,275       9.35      601,250       6.48
        Exercised                                                    (4,500)      5.00
        Canceled                                                   (565,628)      1.13      (19,250)      5.00
                                                                -----------             -----------
Outstanding at end of year                                        2,091,525       7.08    1,541,378       3.24
                                                                ===========             ===========

Options exercisable at year end                                   1,537,500                945,128
                                                                ===========             ===========
Weighted average fair value of options granted during the year  $     4.37              $     2.38
                                                                ===========             ===========

     The following table summarizes information about stock options outstanding at December 31, 1996 (shares in thousands):

                                Weighted
                                average    Weighted                  Weighted
       Range of                Remaining    Average                   Average
       Exercise     Shares    Contractual  Exercise      Shares     Exercisable
        Prices    Outstanding     Life       Price     Exercisable     Price

          $1              360      6        $   1           360    $      1
          $3               10      6            3            10           3
       $6 to $7         1,431      9            7         1,138           7
      $10 to $12           56      9           12
      $17 to $19          152      9           18            30          17
      $22 to $27            4      9           26
      $14 to $17           79      9           16
                  ------------  -------   -------     ----------  --------
       $1 to $27        2,092      9            7         1,538           6


16.  Litigation:

     Prior to its entry into the Jewelry Business in 1985, the Company operated in excess of 20 manufacturing facilities for the production of, inter alia, photocopy machines, photographic chemical and paper coating. These operations were sold or discontinued in the late 1970s and early 1980s. Certain of these facilities may have used and/or generated hazardous materials and may have disposed of the hazardous substances, particularly before the enactment of laws governing the safe disposal of hazardous substances, at an indeterminable number of sites. Although the controlling stockholders and current management had no involvement in such prior manufacturing operations, the Company could be held to be responsible for clean-up costs if any hazardous substances were deposited at these manufacturing sites, or at off-site waste disposal locations, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), or under other Federal or state environmental laws now or hereafter enacted. However, except for the Gary, Indiana site described below, the Company has not been notified by the Federal Environmental Protection Agency (the "EPA") that it is a potentially responsible-party for, nor is the Company aware of having disposed of hazardous substances at, any site.

     In December 1994, the Company was notified by the EPA that it is a potentially responsible party under CERCLA for the disposal of hazardous substances at a site in Gary, Indiana. The alleged disposal occurred in the mid-1970s at a time when the Company conducted operations as APECO Corporation. In this connection, in December 1994, the Company was named as one of approximately 80 defendants in a case brought in the United States District Court for the Northern District of Indiana by a group of 14 potentially responsible parties who agreed in a consent order entered into with the EPA to clean up this site. The plaintiffs have estimated the cost of cleaning up this site to be $45 million and have offered to settle the case with the Company for $991,445. This amount represents the plaintiffs' estimate of the Company's pro rata share of the clean-up costs. At the direction of ARTRA, which, as described below, is contractually obligated to the Company for any environmental liabilities, the Company declined to accept this settlement proposal, which was subsequently withdrawn.

     The evidence produced by the plaintiffs to date is the testamentary evidence of four former employees of a waste disposal company that deposited wastes at the Gary, Indiana site identifying the Company as a customer of such disposal company, and entries in such disposal company's bookkeeping ledgers showing invoices to the Company. The Company, however, has neither discovered any records which indicate, nor located any current or former employees who have advised, that the Company deposited hazardous substances at the site. Management and its counsel cannot determine whether a negative outcome is probable regarding the Company's potential liability at this site. Accordingly, no provision has been made for the potential liability related to this matter.

     Under the terms of the Assumption Agreement and a subsequent agreement entered into between ARTRA and the Company, ARTRA has agreed to pay and discharge substantially all of the Company's pre-existing liabilities and obligations, including environmental liabilities at any sites at which the Company allegedly operated facilities or disposed of hazardous substances, whether or not the Company is currently identified as a potentially responsible party therefor. Consequently, the Company is entitled to indemnification from ARTRA for any environmental liabilities associated with the Gary, Indiana site. In addition, ARTRA has deposited 50,000 shares of Common Stock in escrow as additional collateral to satisfy any judgment adverse to the Company or to pay any agreed upon settlement amount with respect to the Gary, Indiana site. Proceeds from the sale of the shares held in escrow might not be sufficient to satisfy any such judgment or pay any such settlement amount. While ARTRA is obligated to indemnify the Company for any environmental liabilities, no assurance can be given that ARTRA will be financially capable of satisfying its obligations with respect to any liability in connection with the Gary, Indiana site or any other environmental liabilities. ARTRA has advised that it intends to vigorously defend this case.

     In September 1996, the Company received notice of litigation from a competitor who charged that RRA obtained and benefited from a list of confidential data provided by a former employee of the competitor prior to the acquisition of RRA. RRA has denied such charges. The Acquisition
     Agreement provides for indemnification from any claims prior to the acquisition.

     The Company is a party to routine contract and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business, results of operations or financial condition of the Company.


17.  Savings Incentive and Profit Sharing Plan:

     The Company participates in a savings incentive and profit sharing plan (the "Plan"). All eligible employees may make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of
     Section 401(k) of the Internal Revenue Code. No contributions were made by the Company in 1996 and 1995.

     Certain employees who work for governmental agencies are required to be covered under a separate pension plan. During 1996, the Company recorded approximately $700,000 of expense related to these benefits.

18.  Lease Commitments:

     The Company leases certain office space and equipment in its telecommunications and computer staffing service business. Rent expense for all operating leases in 1996 and 1995 approximated $200,000 and $17,000, respectively.

     As of December 31, 1996, future minimum rent payments due under the terms of noncancelable operating leases excluding any amount that will be paid for operating costs are:

     Year ending                                 Total
      December                              (in thousands)

        1997                                $        425
        1998                                         410
        1999                                         287
        2000                                         244
        2001                                         218
        Thereafter                                    24
                                            ------------
                                            $      1,608
                                            ============

     The aggregate commitment for future salaries at December 31, 1996, excluding bonuses, during the remaining term of all management and employment agreements, are approximately:

      Year ending                               Total
       December                            (in thousands)

        1997                                $      1,372
        1998                                       1,010
        1999                                         602
        2000                                          17
                                            -------------
                                            $      3,001
                                            ============

19.  Concentration of Credit Risk:

     Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents and trade receivables.

     The Company maintains cash in bank accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on their cash balances. The Company believes it mitigates such risk by investing its cash through major financial institutions.

     At December 31, 1996, the Company had four customers, and at December 31, 1995, the Company had nine customers with accounts receivable balances that aggregated 23% and 67% of the Company's total accounts receivable, respectively. Percentages of total revenues from significant customers for the years ended December 31, 1996 and from October 17, 1995 (entry into staffing business) to December 31, 1995 are summarized as follows:

                                              December 31,   December 31
                                                  1996         1995

      Customer 1                                  19.0%        17.3%
      Customer 2                                    *          12.6%
      Customer 3                                    *          10.1%

     *Less than 10%.



20.  Subsequent Events:

     On February 28, 1997, the Company purchased all of the stock of RHO Company Incorporated ("RHO") for $14.8 million payable in cash, plus a contingent payout to be paid over three years based on future earnings of RHO payable in stock in an aggregate amount not to exceed $3.3 million. The total number of shares issuable under the contingent payout can not exceed 386,249 shares. The cash portion of the purchase price paid at closing was principally funded through the Company's offering of convertible debentures, as described below. RHO is a defendant in a lawsuit by its former insurance carrier who alleges that RHO is obligated to repay to it $1,600,000 that the carrier was required to pay in connection with a claim settlement. The Company is defending against this claim and management believes that the case is without substantial merit. However, in the event of any adverse judgment in the case or if the Company determines to settle the case, any payments relating to this pre-acquisition contingency will be added to the purchase price of RHO.

     From February 27 to March 21, 1997, the Company sold $25.2 million of its Subordinated Convertible Debentures ("Debentures") to certain institutional investors for cash or in exchange for shares of the Company's Series F Preferred Stock (discussed below). The Debentures bear interest at the rate of 8% per annum during the 180 day period following closing and thereafter at the rate of 10% per annum continuing until fully paid or converted. Interest on the Debentures is payable quarterly in cash or in common stock of the Company, at the Company's option. The Debentures may be redeemed by the Company in whole or in part at any time from the date of issuance, within 360 days after any disbursement to the Company of net proceeds from the sale of Debentures at a redemption price equal to the sum of (i) the principal amount thereof, (ii) all accrued, unpaid interest thereon, and
     (iii) premiums ranging from 5% (2.5% in the case of Debentures exchanged for Series F Preferred Stock) for Debentures redeemed within 60 days after closing increasing up to 25% for Debentures redeemed between 181 and 360 days after closing. The Company is currently seeking long-term financing to redeem these Debentures and to provide capital for continued expansion of its operations.

     From February 27 to March 21, 1997 the Company issued or agreed to issue three year warrants ("Warrants") to purchase up to 504,000 share of its Company's Common Stock to the Debenture holders. Warrants to purchase 100,800 shares of common stock were issued at the time of the offering and become exercisable six months after closing. If the debt is not repaid in 60 days, the Company will issue additional warrants to purchase 100,800 shares of common stock for each additional 30 day period the debt is outstanding up to issuing an aggregate of warrants to purchase 504,000 shares of common stock. The exercise price of the warrants issued ranges from $6.85 to $7.65 per share. The Company is also required to issue additional warrants ("Additional Warrants") to purchase 504,000 shares of the Company's common stock if the Debentures are not redeemed within 180 days following closing. The Additional Warrants will have an exercise price equal to the average closing price of the Company's common stock over the five-day trading period ending 179 days after the closing.

     On February 27, 1997, in connection with the sale of $5 million of debentures to various holders of the Company's Common Stock purchased on December 26, 1996, the Company issued a put option whereby, if such debentures are not repaid by April 28, 1997, May 28, 1997, June 27, 1997 or July 27, 1997, such stockholders will have the option to put back 115,000 shares of Common Stock at the above listed dates, at $10.00 per share payable in cash, reduced by the value of any cash or stock issued under payment rights.

     As part of the issuance of the Debentures, the Company has also effected the repurchase of 2,750 of the 3,250 outstanding shares of its Series F Preferred Stock by issuing additional Debentures in the amount of 115% of its original principal amount ($1,000 per share) for total Debentures issued of $3,162,500. Approximately $3,900,000 of the proceeds from the Debenture offering was utilized to repay the Company's bank debt.

<

Comforce Corporation and Subsidiaries
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994 (in thousands)




           Column A                                Column B           Column C             Column D       Column E
-----------------------------------------------   ---------     ---------------------     ---------       --------
                                                                   (1)         (2)
                                                  Balance at    Charged to  Charged to                     Balance
          Description                             Beginning     Costs and      Other      Deductions      at end of
                                                  of Period     Expenses     Accounts     (Describe)       Period
                                                  ---------     --------     --------     ----------       ------
For the year ended December 31, 1996:
    Deducted from assets to which they apply:
       Allowance for inventory valuation            $ --         $ --                      $ --             $ --
                                                    ======       ======                    ======           ======
       Allowance for markdowns                      $ --         $ --                      $ --             $ --
       Allowance for doubtful accounts                --            213                           (D)          213
                                                    ------       ------                    ------           ------
                                                    $ --         $  213                    $ --             $  213
                                                    ======       ======                    ======           ======
For the year ended December 31, 1995
    Deducted from assets to which they apply:
       Allowance for inventory valuation            $  207       $   25                    $  232  (A)      $ --
                                                    ======       ======                    ======           ======
       Allowance for markdowns                      $  835       $  291                    $1,126  (A)      $ --
       Allowance for doubtful accounts                 503          424                       927  (A)        --
                                                    ------       ------                    ------           ------
                                                    $1,338       $  715                    $2,053           $ --
                                                    ======       ======                    ======           ======
For the year ended December 31, 1994:
    Deducted from assets to which they apply:
       Allowance for inventory valuation            $4,150       $  218                    $4,161  (B)      $  207
                                                    ======       ======                    ======           ======
       Allowance for markdowns                      $2,499       $4,799                    $6,463  (C)      $  835
       Allowance for doubtful accounts                 432          269                       198  (D)         503
                                                    ------       ------                    ------           ------
                                                    $2,931       $5,068                    $6,661           $1,338
                                                    ======       ======                    ======           ======


(A) Principally amounts reclassified to discontinued operations.

(B) Principally inventory written off, net of recoveries.

(C) Principally markdowns taken.

(D) Principally uncollectible accounts written off, net of recoveries.

RHO Company Incorporated
Index to Financial statements

                                                                 Page

Report of Independent Public Accountants                        F-37
Balance Sheets                                                  F-38
Statements of Income                                            F-39
Statements of Changes in Shareholders,
  Deficit                                                       F-40
Statements of Cash Flows                                        F-41
Notes to Financial Statements                                   F-42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




The Board of Directors and Shareholders of
Rho Company Incorporated:

We have audited the accompanying balance sheets of Rho Company Incorporated (a Washington Corporation) as of December 31, 1995 and 1996, and the related statements of income, changes in shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rho Company Incorporated as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                             /s/ ARTHUR ANDERSEN LLP


Seattle, Washington,
  January 24, 1997

                            RHO COMPANY INCORPORATED

                    BALANCE SHEETS -- DECEMBER 31, 1995 AND 1996
                           (Dollar amounts in thousands)

                                     ASSETS

                                                                      1995        1996
                                                                    --------    --------
CURRENT ASSETS:
   Cash                                                             $    412    $    287
   Restricted cash                                                       705       1,133
   Escrow deposit                                                       --           500
   Accounts receivable, less allowance for doubtful accounts of
     $200 and $180, respectively                                       8,725       7,572
   Prepaid expenses                                                      167         155
                                                                    --------    --------
          Total current assets                                        10,009       9,647
                                                                    --------    --------

FURNITURE AND EQUIPMENT, less accumulated depreciation of $1,065
   and $1,007                                                            513         575
                                                                    --------    --------

OTHER ASSETS                                                             132          51
                                                                    --------    --------
          Total assets                                              $ 10,654    $ 10,273
                                                                    ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable - bank                                              $  6,253    $  6,223
   Current portion of long-term debt, related party                      130         396
   Accounts payable                                                      329         218
   Wages payable                                                         844         647
   Payroll taxes and withholdings payable                              1,167         630
   Accrued interest                                                      147         113
   Accrued vacations, bonuses and other                                  605         625
                                                                    --------    --------
          Total current liabilities                                    9,475       8,852
                                                                    --------    --------

LONG-TERM DEBT, RELATED PARTY                                          9,956       9,268
                                                                    --------    --------
SHAREHOLDERS' EQUITY:
   Common stock; $1.00 par value; authorized 50,000 and 1,000,000
     shares, respectively, issued and outstanding 50,000 shares           50          50
   Other capital                                                        --         2,680
   Deferred stock option charge                                         --        (1,920)
   Retained deficit                                                   (8,827)     (8,657)
                                                                    --------    --------
          Total shareholders' equity                                  (8,777)     (7,847)
                                                                    --------    --------
          Total liabilities and shareholders' equity                $ 10,654    $ 10,273
                                                                    ========    ========

      The accompanying notes are an integral part of these balance sheets.

                            RHO COMPANY INCORPORATED


                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                          (Dollar amounts in thousands)


                                                   1994       1995        1996
                                                 -------     -------     -------

REVENUES                                         $76,170     $83,631     $85,746

COST OF OPERATIONS                                69,157      74,978      76,457
                                                 -------     -------     -------
          Gross profit                             7,013       8,653       9,289

GENERAL AND ADMINISTRATIVE EXPENSES                5,266       6,510       7,512
                                                 -------     -------     -------
          Income from operations                   1,747       2,143       1,777
                                                 -------     -------     -------

OTHER EXPENSES:
   Stock option expense                             --          --           260
   Interest expense, net                           1,435       1,643       1,317
                                                 -------     -------     -------
          Total other expenses                     1,435       1,643       1,577
                                                 -------     -------     -------
          Net income                             $   312     $   500     $   200
                                                 =======     =======     =======




        The accompanying notes are an integral part of these statements.

                            RHO COMPANY INCORPORATED

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                          (Dollar amounts in thousands)

                                                   Deferred
                                                     Stock                   Total
                               Common     Other     Option     Retained  Shareholders'
                                Stock    Capital    Charge     Deficit      Deficit
                               -------   -------    -------    -------      -------
BALANCE, December 31, 1993     $    50   $  --      $  --      $(9,534)     $(9,484)

   Net income                     --        --         --          312          312
                               -------   -------    -------    -------      -------
BALANCE, December 31, 1994          50      --         --       (9,222)      (9,172)

   Net income                     --        --         --          500          500
   Dividends paid                 --        --         --         (105)        (105)
                               -------   -------    -------    -------      -------
BALANCE, December 31, 1995          50      --         --       (8,827)      (8,777)

   Net income                     --        --         --          200          200
   Dividends paid                 --        --         --          (30)         (30)
   Stock option granted           --       2,180     (2,180)      --           --
   Amortization of deferred
     stock option charge          --        --          260       --            260
   Treasury stock subscribed      --        (567)      --         --           (567)
   Common stock subscribed        --       1,067       --         --          1,067
                               -------   -------    -------    -------      -------
BALANCE, December 31, 1996     $    50   $ 2,680    $(1,920)   $(8,657)     $(7,847)
                               =======   =======    =======    =======      =======




          The accompanying notes are an integral part of these statements.

                            RHO COMPANY INCORPORATED


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                          (Dollar amounts in thousands)


                                                    1994       1995       1996
                                                  -------    -------    -------
OPERATING ACTIVITIES:
   Net income                                     $   312    $   500    $   200
   Depreciation                                       196        223        268
   Amortization of intangible assets                    4          4         35
   Loss on retirement of furniture and fixtures      --           17          4
   Deferred income taxes                              (37)      --         --
   Stock option expense                              --         --          260
   Net change in current assets and liabilities-
      Accounts receivable and other                (1,559)    (1,778)     1,153
      Prepaid expenses                                214        (70)        12
      Accounts payable                                 60        200       (111)
      Wages payable                                   139          9       (197)
      Payroll taxes and withholdings payable           72        296       (537)
      Accrued interest                                 40         15        (34)
      Accrued vacations, bonuses and other            (56)       110         20
                                                  -------    -------    -------
          Cash flows from operating activities       (615)      (474)     1,073
                                                  -------    -------    -------
INVESTING ACTIVITIES:
   Purchase of furniture and equipment               (136)      (334)      (334)
   Decrease (increase) in other assets                 (8)       (24)        46
                                                  -------    -------    -------
          Cash flows from investing activities       (144)      (358)      (288)
                                                  -------    -------    -------
FINANCING ACTIVITIES:
   Increase in restricted cash                       (591)       (35)      (428)
   (Decrease) increase in bank borrowings           1,482      1,302        (30)
   Borrowings of long-term debt                       114        168       --
   Repayments of long-term debt                      (270)      (266)      (422)
   Dividends paid                                    --         (105)       (30)
                                                  -------    -------    -------
          Cash flows from financing activities        735      1,064       (910)
                                                  -------    -------    -------
(DECREASE) INCREASE IN CASH                           (24)       232       (125)

CASH, beginning of year                               204        180        412
                                                  -------    -------    -------
CASH, end of year                                 $   180    $   412    $   287
                                                  =======    =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                     $ 1,395    $ 1,628    $ 1,351
     Income taxes                                       8          8         43




        The accompanying notes are an integral part of these statements.

                            RHO COMPANY INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                          (Dollar amounts in thousands)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

The Company markets the services of temporary technical and clerical people to various industries located primarily in the states of Washington and California.

Furniture and Equipment

Furniture and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line and accelerated methods over expected useful lives of three to seven years.

Income Taxes

The Company has elected S-corporation status for reporting taxable income. Any income or loss from the corporation is reportable on the personal returns of the stockholders.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be significant.

Reclassifications

Certain reclassifications have been made to the prior year statements to conform to the current year format.

2.  RESTRICTED CASH:

Collections of accounts receivable are deposited in a restricted collateral account used for repayment of advances under the Company's bank line of credit. The balance in the collateral account at December 31, 1995 and 1996 was $705 and $1,133, respectively, shown in the accompanying balance sheets. The remaining cash balance is unrestricted.

3.  NOTE PAYABLE - BANK:

The Company has available a line of credit for up to $7.5 million in borrowings, bearing interest at the bank's prime rate plus .875% (9.125% at December 31, 1996), collateralized by accounts receivable. The line of credit is limited to 75% of eligible accounts receivable and requires collections to be deposited in a restricted collateral account. The outstanding balance on the line of credit was $6,223 at December 31, 1996. The loan agreement contains various covenants, including minimum levels of working capital and net worth. The loan agreement expires June 15, 1997. Although there can be no assurance, the Company anticipates it will be able to renew the line of credit. If it were not able to renew the line of credit or obtain other acceptable financing, it then could have adverse consequences, including possible cessation of operations.

4.  LONG-TERM DEBT:

Long-term debt as of December 31, 1995 and 1996 consists of the following:

                                                                                   1995        1996
                                                                                 --------    --------
Subordinated notes payable to former stockholder in monthly installments equal to 55% of average monthly net income, as defined, or $50, whichever is greater, with total minimum payments of $195 per quarter, including interest at 6.6% (10.5% prior to January 1, 1996), collateralized by a stock pledge
  agreement with shareholders of Rho Company Incorporated                        $  6,882    $  6,531

Subordinated note payable to former stockholder, 9.125%, collateralized by accounts receivable, subordinate to the bank line of credit. Due on demand,
  but stockholder does not intend to call the note before January 1, 1998           1,548       1,548

Subordinated note payable to stockholder, 9.125%, collateralized by accounts receivable, subordinate to the bank line of credit
   Due on demand, but stockholder does not intend to call the note
   before January 1, 1998                                                           1,369       1,369

Subordinated note payable to stockholder, 9.125%, collateralized by accounts receivable, subordinate to the bank line of credit
   Due on demand, but stockholder does not intend to call the note
   before January 1, 1998                                                             178         178

Other                                                                                 109          38
                                                                                 --------    --------
                                                                                   10,086       9,664
Less- Current portion                                                                (130)       (396)
                                                                                 --------    --------
                                                                                 $  9,956    $  9,268
                                                                                 ========    ========

All of the notes payable agreements are with related parties. Total interest expense related to these notes was $987, $1,038 and $744 for the years ended December 31, 1994, 1995 and 1996.

Effective as of January 1, 1996, the Company's 10.5% subordinated notes were modified to provide for a new interest rate of 6.6% and for accelerated payments based on net income. The noteholder was granted an option to purchase up to 25% of the Company's common stock (after giving effect to the exercise of the option) at a price based on a formula. The noteholder has the right to use the interest calculated using the difference between the old interest rate and the new lower interest rate as a credit toward the option price. The Company has valued the option using the fair value method. The option was valued at $2,180 based on the present value of the foregone interest payments under the modified note agreement. This amount is being amortized using the effective interest method over the life of the note payable.

Debt maturities on these notes are as follows:

      1997                                            $  396
      1998                                             3,478
      1999                                               409
      2000                                               436
      2001                                               466
      Thereafter                                       4,479
                                                      ------
                                                      $9,664
                                                      ======

5.  LEASE COMMITMENTS:

The Company leases office and storage space and equipment under noncancelable operating leases. Future minimum rentals are as follows:

     Year ending December 31,
     ------------------------
             1997                                   $  608
             1998                                      547
             1999                                      389
             2000                                      337
             2001                                       99
                                                    ------
                                                    $1,980
                                                    ======

Rental expense under operating leases totaled $316, $457 and $659 for the years ended December 31, 1994, 1995 and 1996, respectively.

6.  COMMITMENTS:

The Company has covenant not-to-compete agreements with the former stockholders of an acquired/merged company. Payments under the agreements are the greater of:
(a) $50 per year for five years; or (b) 8% of the gross margin (defined as gross billings minus temporary employee wages) generated by the merged company's clients.

The minimum future payment under these covenant not-to-compete agreements is $50 for the year ending December 31, 1997.

The Company expensed $236, $167 and $118 under these agreements for the years ended December 31, 1994, 1995 and 1996, respectively.

7.  EMPLOYEE BENEFIT PLAN:

The Company has a qualified 401(k) profit sharing plan covering eligible employees. The plan provides for contributions by the Company without regard to current or accumulated earnings at the discretion of the Board of Directors. The Company did not make any matching contributions to the plan for the years ended December 31, 1994 and 1995. Matching contributions totaling $44 were made during the year ended December 31, 1996.

8.  MAJOR CUSTOMERS:

During the year ended December 31, 1996, the Company had two customers with sales greater than 10% of the Company's revenues. Contracts with one customer in the software industry accounted for approximately $22,600, $29,000 and $26,100, of the Company's sales for the years ended December 31, 1994, 1995 and 1996, respectively. As of December 31, 1995 and 1996, this customer's accounts receivable balance was $1,540 and $680, respectively. Contracts with one customer in the aerospace industry accounted for approximately $12,800 of the Company's sales for the year ended December 31, 1996. As of December 31, 1996, this customer's accounts receivable balance was $1,484. Contracts with these two customers can be terminated at any time with 30 days' notice.

9.  PRIOR PERIOD ADJUSTMENT:

During 1995, the Company began accruing for vacations earned but unpaid to its permanent employees and the portion of bonuses earned but unpaid to its contract employees. The effect of this correction on the prior year financial statements was as follows:

Net income, year ended December 31, 1994, as
   previously reported                                   $   364
Less:  Adjustment for correction of error                    (52)
                                                         -------
Net income, year ended December 31, 1994, as restated    $   312
                                                         =======

Retained deficit, as previously reported for
   December 31, 1993                                     $(9,221)
Less:  Adjustment for correction of error                   (313)
                                                         -------
Retained deficit, as restated for December 31, 1993      $(9,534)
                                                         =======

10.  CONTINGENCIES:

The Company is the defendant in litigation with a previous insurer regarding a settlement paid by the insurer which the insurer alleges should be indemnified by the Company in the amount of approximately $1.6 million. The Company is vigorously defending the lawsuit and management, in consultation with legal counsel, believes it is more likely than not that the Company will prevail. In November 1996, the Court granted a motion for summary judgment to dismiss the case in favor of the Company. The plaintiff may still appeal the decision.

11.  PURCHASE AGREEMENT:

The stockholders of the Company have signed a definitive purchase agreement whereby the Company will repurchase their shares concurrent with issuing shares to COMFORCE Corporation. COMFORCE would then own all of the outstanding shares of the Company. As part of this agreement, COMFORCE has advanced, on behalf of the Company, $567 to a shareholder as a prepayment for the purchase of his shares, which represent 1/3 of the outstanding shares of the Company. This amount represents treasury stock subscribed and is shown as a reduction of shareholders' equity. COMFORCE has also placed $500 in an earnest money escrow account. In the event the stock purchase agreement fails to close as a result of a breach of or material representative by the Company, the Company would be required to return the entire $1,067 to COMFORCE, which was advanced as common stock subscribed.

                                  EXHIBIT INDEX

2.1 Stock Purchase Agreement dated September 11, 1995 among Spectrum Technologies, Inc., the Company, COMFORCE Corporation, ARTRA Group Incorporated, Peter R. Harvey, Marc L. Werner, James L. Paterek, Michael Ferrentino and Christopher P. Franco (included as an exhibit to the Company's Current Report on Form 8-K dated September 11, 1995 and incorporated herein by reference).

2.2 Purchase Agreement among COMFORCE Telecom, Inc., Williams Communications Services, Inc. and Bruce Anderson (included as an exhibit to the Company's Current Report on Form 8-K dated March 13, 1996 and incorporated herein by reference).

2.3 Stock Purchase Agreement effective as of May 13, 1996 among the Company, COMFORCE Technical Services, Inc., Project Staffing Support Team, Inc., Raphael Rashkin and Stanley Rashkin (included as an exhibit to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996 filed May 16, 1996 and incorporated herein by reference).

2.4 Asset Purchase Agreement effective as of May 13, 1996 among the Company, COMFORCE Technical Services, Inc., DataTech Technical Services, Inc., Raphael Rashkin and Stanley Rashkin (included as an exhibit to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996 filed May 16, 1996 and incorporated herein by reference).

2.5 Asset Purchase Agreement effective as of May 13, 1996 among the Company, COMFORCE Technical Services, Inc., RRA, Inc., Raphael Rashkin and Stanley Rashkin (included as an exhibit to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996 filed May 16, 1996 and incorporated herein by reference).

2.6 Letter Agreement dated May 6, 1996 amending Asset Purchase Agreement effective as of May 13, 1996 among the Company, COMFORCE Technical Services, Inc., RRA, Inc., Raphael Rashkin and Stanley Rashkin (included as an exhibit to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996 filed May 16, 1996 and incorporated herein by reference).

2.7 Letter Agreement dated April 19, 1996 among CTS Acquisition Co. I, COMFORCE Technical Services, Inc., Project Staffing Support Team, Inc. and RRA, Inc. (included as an exhibit to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996 filed May 16, 1996 and incorporated herein by reference).

2.8 Agreement and Plan of Reorganization dated October 22, 1996 between AZATAR Computer Systems, Inc. and the Company (included as an exhibit to the Company's Current Report on Form 8-K dated November 8, 1996 and incorporated herein by reference).

2.9 Asset Purchase Agreement dated October 25, 1996 by and among Continental Field Services Corporation, Michael Hill, Roy Hill and
          COMFORCE Telecom, Inc. (included as an exhibit to the Company's Current Report on Form 8-K dated November 19, 1996 and incorporated herein by reference).

2.10 Asset Purchase Agreement dated October 25, 1996 between Progressive Telecom, Inc., Beth Wilson Hill and COMFORCE Telecom, Inc. (included as an exhibit to the Company's Current Report on Form 8-K dated November 19, 1996 and incorporated herein by reference).

2.11 Amendment to Escrow Agreement and Purchase Agreements dated November 8, 1996 by and among Continental Field Service Corporation, Progressive Telecom, Inc., Michael Hill, Roy Hill, Beth Wilson Hill, McCarthy, Fingar, Donovan, Drazen & Smith, and COMFORCE Telecom, Inc. (included as an exhibit to the Company's Current Report on Form 8-K dated November 19, 1996 and incorporated herein by reference).

2.12 Subscription Agreement dated October 28, 1996 by and among RHO Company, Inc., J. Scott Erbe, COMFORCE Corporation and COMFORCE Technical Services, Inc. (included as an exhibit to the Company's Current Report on Form 8-K dated November 19, 1996 and incorporated herein by reference).

2.13 Stock Sale and Termination Agreement dated October 28, 1996 by and between James R. Ratcliff and RHO Company, Inc. (included as an exhibit to the Company's Current Report on Form 8-K dated November 19, 1996 and incorporated herein by reference).

2.14 Letter Agreement dated November 4, 1996 amending Stock Sale and Termination Agreement between RHO Company, Inc. and James R. Ratcliff. (included as an exhibit to the Company's Current Report on Form 8-K dated November 19, 1996 and incorporated herein by reference).

3.1 Restated Certificate of Incorporation of the Company, as amended by Certificates of Amendment filed with the Delaware Secretary of State on June 14, 1987 and February 12, 1992 (included as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on May 10, 1996 and incorporated herein by reference).

3.2 Certificate of Ownership (Merger) of COMFORCE Corporation into the Company (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

3.3 Designation of Rights and Preferences of Series D Preferred Stock (included as an exhibit to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996 filed May 16, 1996 and incorporated herein by reference).

3.4 Designation of Rights and Preferences of Series E Preferred Stock (included as an exhibit to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996 filed May 16, 1996 and incorporated herein by reference).

3.5*      Designation of Rights and Preferences of Series F Preferred Stock.

3.6 Certificate of Ownership (Merger) of AZATAR into the Company (included as an exhibit to the Company's Current Report on Form 8-K dated November 8, 1996 and incorporated herein by reference).

3.7* Bylaws of the Company, as amended and restated effective as of February 26, 1997.

3.8* Certificate of Elimination of Series E Convertible Participating Preferred Stock.

10.1 Management Agreement dated as of April 9, 1993 between the Company and Nitsua, Ltd. (a corporation wholly-owned by Austin Iodice, formerly Lori's Chairman and Chief Executive Officer) (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2 Letter Agreement dated June 29, 1995, among the Company, ARTRA Group Incorporated, James L. Paterek, Michael Ferrentino and Christopher P. Franco (included as an exhibit to the Company's Current Report on Form 8-K dated September 11, 1995 and incorporated herein by reference).

10.3 Amendment dated October 6, 1995 of Letter Agreement dated June 29, 1995, among the Company, ARTRA Group Incorporated, James L. Paterek, Michael Ferrentino and Christopher P. Franco (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.4 Employment Agreement dated December 9, 1995 between the Company and Michael Ferrentino (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.5 Employment Agreement dated December 9, 1995 between the Company and Christopher Franco (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.6 Assumption Agreement dated October 17, 1995 between the Company and ARTRA GROUP Incorporated respecting ARTRA's assumption of substantially all of the Company's pre-existing liabilities (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.7 Loan Agreement between COMFORCE Telecom, Inc. and Chase Manhattan Bank (included as an exhibit to the Company's Current Report on Form 8-K dated March 13, 1996 and incorporated herein by reference).

10.8 Asset Purchase Agreement dated as of April 11, 1996 among Lawrence Jewelry Corporation, ARTRA GROUP Incorporated, the Company and Hanover Advisors, Inc. respecting the disposition of the assets of the Company's Jewelry Business (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

21.1*    List of  Subsidiaries

27.1*    Financial Data Schedule
----------

*    Filed herewith.