Form 10-K/A
period 1996-12-31
COMFORCE CORP
filed 1997-04-30
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _________ to __________

                          Commission file number 1-6081

                              COMFORCE CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                       36-23262248
      (State or other jurisdiction of                           (IRS Employer
       incorporation or organization)                        Identification No.)

  2001 Marcus Avenue Lake Success, New York                         11042
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (516) 328-7300

Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of Each Exchange
    Title of Each Class                                    on Which Registered
    -------------------                                    -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__    No _____

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at March 27, 1997: $76,662,564

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at March 27, 1997
            -----                                  -----------------------------
Common stock, $.01 par value                                12,819,649

Documents Incorporated by Reference: None.

                                    PART III

ITEM 10.

Information Concerning Directors

     On February 26, 1997, the Company's Board of Directors amended its Bylaws to increase the number of directors to seven from four and elected James L. Paterek and Christopher P. Franco to fill two of the vacancies. The Company is currently considering candidates to fill the remaining vacancy. This vacancy will be filled by a non-employee director, which will result in outside directors constituting a majority of the Board. Directors are elected annually and hold office until the next annual meeting of the stockholders or until a successor shall have been duly elected and qualified. There are no family relationships among the directors and/or executive officers.

     Set forth below is information concerning each current director of the Company.


                   Name                              Age
                   ----                              ---
                   James L. Paterek                  35
                   Christopher P. Franco             38
                   Michael Ferrentino                34
                   Richard Barber                    38
                   Keith Goldberg                    34
                   Dr. Glen Miller                   61

     James L. Paterek has served as Chairman of the Board of the Company since February 1997, having previously served as consultant to the Company since December 1995. Mr. Paterek was a founder of COMFORCE Telecom and he served as COMFORCE Telecom's President from 1987 to 1995.

     Christopher P. Franco has served as the Chief Executive Officer and a Director of the Company since February 1997, having previously served as Executive Vice President of the Company since December 1995. In addition, Mr. Franco has served as Secretary of the Company since December 1995. From 1993 to 1995, Mr. Franco served as Vice President and General Counsel of Spectrum Information Technologies, Inc. (wireless transmissions, telecommunications and franchiser of computer stores). From 1985 to 1993, Mr. Franco practiced law, principally in the field of corporate securities, with the law firms of Fulbright & Jaworski (Houston), Cummings & Lockwood (Hartford) and Kelley Drye & Warren (New York).

     Michael Ferrentino has served as the President and a Director of the Company since December 1995. Mr. Ferrentino was a founder of COMFORCE Telecom, and he served as COMFORCE Telecom's Executive Vice President from 1987 to 1995. From 1984 through 1987, he was employed by Dun & Bradstreet.

     Richard Barber has served as a Director since December 1995. He is a partner at L.H. Friskoff & Company, a certified public accounting firm. Mr. Barber is a member of the American Institute of Certified Public Accountants, the New York State Society of Certified Public Accountants and served as a committee member of the New York State Real Estate Accounting Committee.

     Keith Goldberg has served as a Director since December 1995. He is a partner at J. Walter Thompson Advertising. Previously, he worked for BBDO Advertising as an Associate Creative Director from 1994 to 1995. From 1989 through 1994, he served as a Vice President at Young & Rubicam (advertising). Mr. Goldberg is the recipient of several advertising industry awards.

     Dr. Glen Miller has served as a Director since December 1995. He is a Vice President of Cybertel Network Systems, a telecommunications service company. From 1990 to 1994, Dr. Miller was responsible for strategic planning for the Harris Corporation. From 1984 to 1990, he was responsible for the direction and arrangement of business activities in various markets nationwide for GTE Telecom, a telecommunications company. Dr. Miller is a retired Colonel, U.S. Air Force.

Information Concerning Executive Officers

     On February 26, 1997, the Company's Board of Directors elected James L. Paterek to the position of Chairman of the Board and Christopher P. Franco to the position of Chief Executive Officer. Mr. Paterek had previously served as a consultant to the Company and Mr. Franco had served as the Company's Executive Vice President. Set forth below is information concerning each executive officer of the Company.


     Name                        Age        Position
     ----                        ---        --------
     James L. Paterek            35         Chairman

     Christopher P. Franco       38         Chief Executive Officer and
                                            Secretary

     Michael Ferrentino          34         President

     Paul J. Grillo              44         Vice President - Finance and Chief
                                            Financial Officer

     Andrew Reiben               32         Director of Finance and Chief
                                            Accounting Officer

     Malcolm High                45         Corporate Controller


     James L. Paterek. See "Information Concerning Directors" in this Item 10 for information concerning Mr. Paterek.

     Christopher P. Franco. See "Information Concerning Directors" in this Item 10 for information concerning Mr. Franco.

     Michael Ferrentino. See "Information Concerning Directors" in this Item 10 for information concerning Mr. Ferrentino.

     Paul J. Grillo has served as Vice President - Finance and Chief Financial Officer of the Company since July 1996. From July 1991 to July 1996, Mr. Grillo provided business planning and acquisition advisory services to a number of industries including telecommunications, contract services, manufacturing, publishing and real estate management. From April 1980 to June 1991, Mr. Grillo served as Senior Vice President - Finance, Treasurer and Chief Financial Officer of Butler Service Group, Inc., an international contract technical staffing services company. Mr. Grillo is a certified public accountant.

     Andrew Reiben has served as Chief Accounting Officer of the Company since February 1996 and as Director of Finance of the Company since April 1997. From June 1993 to February 1996, Mr. Reiben served as Controller of Daystar Robinson, a C.H. Robinson company (New York). From September 1987 to June 1993, Mr. Reiben was a Senior Accountant with Coopers & Lybrand LLP (New York), a certified public accounting firm. Mr. Reiben is a certified public accountant.

     Malcolm High has served as the Corporate Controller of the Company since April 1997. Prior thereto, from 1985 to March 1997, Mr. High held various positions with TAD Resources International, Inc. (staffing services), including Vice President (1991 to March 1997), Corporate Controller (1989 to March 1997) and Assistant Corporate Controller (1985 to 1989). He is an associate member of the Chartered Institute of Management Accountants (ACMA) of the United Kingdom.

     Executive officers are appointed by the Board of Directors and serve at the pleasure of the Board. There are no family relationships among the executive officers and/or directors, nor are there any arrangements or understandings between any officer and another person pursuant to which he was appointed to office except as may be hereinafter described.

Employment Agreements

     The Company entered into employment agreements with all of its executive officers. In most cases, these agreements are for a term of two years and are terminable by the Company only for "just cause." "Just cause" includes the employee's consistent failure to follow written policies or directions, wrongful conduct which has or is expected to have a material adverse effect on the Company, material violations of the employment agreement and disruption of a harmonious work environment, except that, following a change in control of the Company, the term "just cause" is generally limited in application to criminal acts. Under these agreements, each of the executives named in the Summary Compensation Table under Item 11, Christopher P. Franco, the Chief Executive Officer and Secretary of the Company, and Michael Ferrentino, the President of the Company, is entitled to annual compensation of $150,000, plus such bonuses as are awarded by the Board, and each is entitled to participate in the Company's normal benefit programs. If the Company terminates either agreement, the employee shall be entitled to receive full compensation and to continue to participate in the Company's benefit programs for the greater of one year or the balance of the term of the agreement, payable in full at the time of termination. Each agreement contains customary confidentiality, non-disclosure and employee non-solicitation provisions.

Compensation Committee Interlocks and Insider Participation

     During 1996, Michael Ferrentino, Keith Goldberg and Dr. Glen Miller served as the Company's Compensation Committee. There are no interlocking relationships, as defined in the regulations of the Securities and Exchange Commission, involving any of these individuals.


ITEM 11. EXECUTIVE COMPENSATION

Directors' Compensation

     Non-employee directors receive fees of $1,000 per quarter. In addition, during 1996, under the Company's Long-Term Stock Investment Plan (the "Long-Term Plan"), each non-employee director received options to purchase (i) 10,000 shares of the Company's Common Stock as of January 1, 1996 (the effective date of the non-employee director option provisions under the Long-Term Plan) at an exercise price of $6.75 per share, and (ii) 10,000 shares of the Company's
Common Stock as of October 28, 1996 (the date of reelection of each such non-employee director to the Board) at an exercise price of $17.00 per share. Under the Long-Term Plan, each non-employee director is entitled to receive options to purchase 10,000 shares of Common Stock upon his initial election to the Board and, annually thereafter, upon his reelection to the Board, at an exercise price equal to the market price on the date of grant. All options granted to non-employee directors under these non-discretionary provisions of the Long-Term Plan provide that the options become exercisable one year from the date of grant and terminate 10 years from the date of grant.

Executive Officer Compensation

     The following table shows all compensation paid by the Company and its subsidiaries for the fiscal years ended December 31, 1996, 1995 and 1994, to each person who has served as the chief executive officer of the Company at any time since the beginning of the last completed fiscal year and to the Company's most highly compensated executive officers who served as executive officers during the last fiscal year whose income exceeded $100,000 (the "Named Executive Officers"). No other executive officers of the Company received compensation in excess of $100,000 in 1996.

                           Summary Compensation Table

Name and Position         Year     Annual Compensation    Long Term Compensation
-----------------         ----     -------------------    ----------------------
                                   Salary      Bonus               Awards
                                    ($)         ($)           Options/SAR's (#)
--------------------------------------------------------------------------------

Christopher P. Franco     1996    150,000       --               112,500(2)
Chief Executive           1995     28,846    739,264(1)             --
Officer and Secretary     1994       --         --                  --

Michael Ferrentino,       1996    150,000       --               281,250(2)
President                 1995     79,703    739,264(1)             --
                          1994       --         --                  --

(1) This amount represents the value of shares of Common Stock which the Company issued or agreed to issue in 1995 to Messrs. Franco and Ferrentino for agreeing to direct the Company's entry into the technical staffing business. Management valued the shares based on its discussions with market makers and other advisors, taking into account (i) that the business then conducted by the Company, which was discontinued during the third quarter of 1995, had a negligible value, and (ii) the value of the shares was principally related to the potential effect that a purchase of COMFORCE Telecom, if successfully concluded, would have on the market value of the Company's Common Stock. Management believes this value is a fair and appropriate value based upon the Company's financial condition as of the date the Company became obligated to issue these shares. See Item 13.

(2) The options shown are currently exercisable options to purchase the Company's Common Stock at an exercise price of $6.75 per share. These options were granted pursuant to a letter agreement dated June 29, 1995 and subsequently amended as of October 6, 1995.

     Option Awards. The following table sets forth information concerning options to purchase the Company's Common Stock granted to Named Executive Officers in 1996. No stock appreciation rights were awarded to any of the Named Executive Officers in 1996.

                        Option Grants in Fiscal Year 1996

                                                                                                      Potential Realizable
                                                                                                        Value at Assumed
                                                                                                         Annual Rates of
                                                                                                           Stock Price
                                                                                                        Appreciation for
                                      Individual Grants                                                   Option Term2
---------------------------------------------------------------------------------------------    -------------------------------
                              Number of          % of Total
                              Securities        Options/SARs
                              Underlying         Granted to         Exercise
Name                         Option/SARs          Employees      or Base Price   Expiration
                             Granted (#)1      in Fiscal Year        ($/Sh)         Date             5% ($)          10% ($)
--------------------------------------------------------------------------------------------------------------------------------
Christopher P. Franco          112,500              9.0%             $6.75         1/10/06           477,563        1,210,275
Michael Ferrentino             281,250             22.6%             $6.75         1/10/06         1,193,916        3,025,620

(1) The options shown are currently exercisable options granted to purchase the Company's Common Stock at an exercise price of $6.75 per share. These options were granted pursuant to a letter agreement dated June 29, 1995 and subsequently amended as of October 6, 1995. These options terminate on January 10, 2006.

(2) The potential realizable value shown is calculated based upon appreciation of the Common Stock issuable under options, calculated over the full term of the options assuming 5% and 10% annual appreciation in the value of the Company's Common Stock from the date of grant, net of the exercise price of the options.


     Option Values. The following table sets forth information concerning the aggregate number and values of options held by Named Executive Officers as of December 31, 1996. None of the Named Executive Officers hold stock appreciation rights and none of the Named Executive Officers exercised any options in 1996.


                 Aggregated Option Exercises in Last Fiscal Year
                            and FY-End Option Values


                                 Number of Securities      Value of Unexercised
                                Underlying Unexercised         In-the-Money
                                      Options at                Options at
                                  Fiscal Year End (#)       Fiscal Year End ($)
                                     Exercisable/              Exercisable/
         Name                        Unexercisable(1)          Unexercisable(1)
--------------------------------------------------------------------------------
Christopher P. Franco                  112,500/0                 $843,750/0
Michael Ferrentino                     281,250/0               $2,109,375/0

(1) This information is presented as of December 31, 1996. See Note 1 to the "Option Grants in Fiscal Year 1996" table and the notes to the "Summary Compensation Table" in this Item 11 for a description of the terms of the options listed in this table.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares and percentage of Common Stock beneficially owned as of April 28, 1997 by (i) each person who is known by the Company to own beneficially more than 5% of the shares of Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group (nine persons). Unless stated otherwise, each person so named exercises sole voting and investment power as to the shares of Common Stock so indicated. None of the officers or directors own any shares of the outstanding Series F Preferred Stock. There were 12,819,649 shares of Common Stock issued and outstanding as of April 28, 1997.

                                           Number of           Percentage of
Name and Address of                   Shares Beneficially   Shares Beneficially
 Beneficial Owner                          Owned(1)              Owned(1)
--------------------------------------------------------------------------------
Management:

Christopher P. Franco(2)                   1,002,294               7.7%
2001 Marcus Avenue
Lake Success, New York 11042

James L. Paterek(3)                        1,947,572              14.9%
2001 Marcus Avenue
Lake Success, New York 11042

Michael Ferrentino(4)                      2,393,012              18.3%
2001 Marcus Avenue
Lake Success, New York 11042

Andrew Reiben(5)                              10,000                 *

Paul Grillo                                       --                --

Malcolm High                                      --                --

Dr. Glen Miller(6)                            10,000                 *

Richard Barber(6)                             10,000                 *

Keith Goldberg(6)                             10,000                 *

Directors and officers as a group
((9) persons)(7)                           4,493,084              33.2%

Other Significant Stockholders:

ARTRA GROUP Incorporated                   1,969,703              15.4%
500 Central Avenue(8)(9)
Northfield, Illinois 60093

Cypress Partners L.P.(10)                    730,000               5.7%
P.O. Box 71289
Atlantic Richfield Plaza Station
Los Angeles, California 90071

                                           Number of           Percentage of
Name and Address of                   Shares Beneficially   Shares Beneficially
 Beneficial Owner                          Owned(1)              Owned(1)
--------------------------------------------------------------------------------
Manufacturers Indemnity and
Insurance Company of America(11)           1,212,876               9.3%
5775 Flat Iron Parkway
No. 205
Boulder, Colorado 80301

Infinity Investors Ltd.(12)                1,154,319               8.9%
27 Wellington Road
Cork, Ireland

----------
(1) For purposes of this table, shares are considered "beneficially owned" if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. A person is also considered to beneficially own shares that such person has the right to acquire within 60 days, and options exercisable within such period are referred to herein as "currently exercisable."

(2) The shares beneficially owned by Mr. Franco, the Chief Executive Officer and Secretary of the Company include (i) 889,794 shares currently held of record by him and (ii) 112,500 shares issuable to him upon exercise of an option at an exercise price of $6.75 per share.

(3) The shares beneficially owned by Mr. Paterek include (i) 1,666,322 shares currently held of record by him and (ii) 281,250 shares issuable to him upon exercise of an option at an exercise price of $6.75 per share.

(4) The shares beneficially owned by Mr. Ferrentino, the President and a Director of the Company, include (i) 999,794 shares currently held of record by him, (ii) 281,250 shares issuable to him upon exercise of an option at an exercise price of $6.75 per share, (iii) 889,794 shares held of record by Christopher P. Franco which are subject to a voting agreement among him, Mr. Ferrentino, and Kevin W. Kiernan, a Vice President of COMFORCE Telecom, under which Mr. Ferrentino has voting power (the "Voting Agreement"), and (iv) 222,174 shares held of record by Mr. Kiernan which are subject to the Voting Agreement.

(5) The shares beneficially owned by Mr. Reiben, the Chief Accounting Officer and Director of Finance of the Company, are shares issuable upon the exercise of an option at an exercise price of $7.00 per share.

(6) The shares beneficially owned by this individual include 10,000 shares issuable to him upon exercise of an option at an exercise price of $6.75 per share.

(7) The shares shown to be beneficially owned by the directors and officers as a group include (i) 3,555,910 shares held of record by them, (ii) 222,174 shares held of record by Mr. Kiernan (under which Mr. Ferrentino has voting power),
(iii) 10,000 shares issuable upon the exercise of an option at an exercise price of $7.25 per share, and (iv) 705,000 shares issuable upon the exercise of an option at an exercise price of $6.75 per share.

(8) John Harvey and Peter R. Harvey, each of whom formerly served as an officer and director of the Company, control the management and operations of ARTRA, which indirectly owns 15.4% of the Company's Common Stock. Insofar as each is deemed to be a beneficial owner of the Company's shares owned of record in each case by ARTRA, Peter R. Harvey owns 2,014,536 shares (15.7%) of the Company's Common Stock and John Harvey owns 2,045,036 shares (15.9%) of the Company's Common Stock. Each such person maintains a business address at 500 Central Avenue, Northfield, Illinois 60093.

(9) ARTRA, a Delaware corporation, presently owns 200,000 shares of record in its name and 1,769,703 shares of record through a wholly-owned subsidiary, Fill-Mor Holding, Inc. ("Fill-Mor")(hereinafter all holdings of Fill-Mor are referred to as ARTRA's).

(10) The shares beneficially owned by Cypress Partners L.P. include (i) 620,000 shares held of record by it and (ii) 110,000 shares held of record by Cypress International Partners Limited, an affiliate of Cypress Partners L.P.

(11) The shares  beneficially  owned by  Manufacturers  Indemnity  and Insurance
Company of America ("MIICA") consist of (i) 927,876 shares held of record by MIICA and (ii) 285,000 shares issuable upon the exercise of a warrant held by MIICA.

(12) The shares beneficially owned by Infinity Investors Limited ("Infinity") consist of 933,391 currently outstanding shares and 220,928 shares issuable upon the exercise of warrants reported by Infinity on its Schedule 13D filed with the Securities and Exchange Commission ("SEC") as being owned of record by (or issuable upon the exercise of warrants held in the name of) the following members of a group: (i) Infinity; (ii) Seacrest Capital Limited; (iii) Fairway Capital Limited; (iv) Infinity Emerging Opportunities Limited; and (v) Global Growth Limited.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain of its officers and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its directors, officers and 10% stockholders for 1996 were complied with, except for the following: a Form 3 was not timely filed reporting Andrew Reiben's election as Chief Accounting Officer, but which did not involve a reportable stock transaction; a Form 4 for each of James L. Paterek, Christopher P. Franco and Michael Ferrentino was not timely filed reporting the issuance of stock to each of them by the Company on one occasion, which transactions had previously been disclosed in the Company's 1996 Proxy Statement; and a Form 5 was not timely filed reporting the grant of stock options to each of the Company's directors on one occasion (except Mr. Paterek, the report for whom was timely filed), which grants had previously been disclosed in the Company's 1996 Proxy Statement. Each failure to timely file was inadvertent, none of the persons required to file reports traded any of the securities beneficially owned by him during the period of noncompliance and all reports involving these transactions have since been filed with the SEC.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 29, 1995, the Company entered into a letter agreement with Christopher P. Franco, the Chief Executive Officer and Secretary of the Company, James L. Paterek, the Chairman of the Company, and Michael Ferrentino, the President of the Company, subsequently amended as of October 6, 1995 (as amended, the "Letter Agreement"), pursuant to which Messrs. Franco, Paterek and Ferrentino agreed to direct the Company's entry into the technical staffing business. As consideration for agreeing to guide the Company's entry into the technical staffing business, the Company agreed, inter alia, to (i) issue to Messrs. Franco, Paterek and Ferrentino, and one other individual who agreed to serve as a Vice President of COMFORCE Telecom, Kevin W. Kiernan (collectively, the "Designated Individuals"), such number of shares of Common Stock then equal to 35% of the Company's then issued and outstanding Common Stock together with additional shares issued and warrants or options to purchase additional shares granted between October 6, 1995 and December 1, 1995; (ii) sell or otherwise dispose of all or substantially all of the Company's interest in the businesses it then operated; (iii) nominate four individuals selected by the Designated Individuals to serve on the Company's Board of Directors; and (iv) reserve for issuance to the Designated Individuals and other employees of the Company options or warrants to purchase 10% of the Company's then issued and outstanding Common Stock together with additional shares issued and warrants or options to purchase additional shares granted between October 6, 1995 and December 1, 1995.

     In the aggregate, 3,888,084 shares of the Company's Common Stock were issued to the Designated Individuals in October 1995 and December 1996 in full satisfaction of the Company's obligations to issue its shares under the terms of the Letter Agreement, all as follows:

            Name                                  No. of Shares
            ----                                  -------------

            Michael Ferrentino                        999,794

            Christopher P. Franco                     999,794

            James L. Paterek                        1,666,322

            Kevin W. Kiernan                          222,174
                                                    ---------
            Total                                   3,888,084

     These shares have the same rights and privileges as all other shares of the Company's Common Stock.

     The Company made loans in 1995 and 1996 of $367,000 in the aggregate to the Designated Individuals to cover their tax liabilities resulting from these transactions. The obligations are evidenced by notes which bear interest at the rate of 6% per annum and mature on September 30, 1997.

     See "Employment Agreements" in Item 10 for a description of the employment agreements entered into between the Company and each of Messrs. Ferrentino and Franco.

     In October 1995, the Company entered into a consulting agreement with Tarek Corporation ("Tarek"), a corporation wholly-owned by Mr. Paterek. Mr. Paterek was a founder of COMFORCE Telecom and served as its President from 1985 to September 1995. Tarek agreed to engage Mr. Paterek to perform the services required under the agreement, principally to advise the Company as to
fundamental   strategies  and  policies  relating  to  its  operations,   as  to
acquisitions and the integration of acquired businesses and as to growth strategies generally. Under the terms of the agreement, Tarek agreed to devote at least 50 hours per month performing services for the Company. The agreement was originally for a term of three years, but was terminated upon Mr. Paterek's election as Chairman of the Company in February 1997. Under this agreement, Mr. Paterek received compensation of $157,000 annually plus reimbursement for expenses incurred in performing his duties under the agreement. In addition, Mr. Paterek was entitled to participate in the Company's normal benefit programs.

     Yield Industries, Inc., a corporation wholly-owned by Messrs. Paterek and Ferrentino earned a fee of $500,000 related to its interest in COMFORCE Telecom in connection with the Company's acquisition of COMFORCE Telecom, $250,000 of which was paid in 1995 and the balance of which was paid in January 1996. Yield Industries, Inc. was not affiliated with COMFORCE Telecom.

     The Company paid L.H. Friskoff & Company, a certified public accounting firm at which Richard Barber, a Director of the Company, is a partner, approximately $104,000 in fees during 1996 for tax-related advisory services.

                                    SIGNATURE

     The undersigned registrant hereby files this amendment to its Annual Report on Form 10-K/A for the year ended December 31, 1996 to include the information required by Part III thereto.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COMFORCE Corporation

                                        By:  /s/  Michael Ferrentino
                                             ----------------------------
                                                  Michael Ferrentino
                                                  President

Date: April 30, 1997