Form 10-Q
period 1997-03-31
COMFORCE CORP
filed 1997-05-15
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 1-6081

                              COMFORCE CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                              36-2262248
 State or other jurisdiction                                  I.R.S. Employer
 of incorporation or organization                            Identification No.

2001 Marcus Avenue Lake Success, New York                          11042
Address of principal executive offices                           Zip Code



Registrant's telephone number, including area code: (516) 328-7300


                                 Not Applicable
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                       Outstanding at May 5, 1997
Common stock, $.01 par value                                    13,259,025

                              COMFORCE CORPORATION


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I   FINANCIAL INFORMATION                                                1

Item 1.  Financial Statements (Unaudited)                                     1

         Condensed Consolidated Balance Sheets
              March 31, 1997 and December 31, 1996                            1

         Condensed Consolidated Statements of Operations
              for the three months ended  March 31, 1997
              and March 31, 1996                                              3

         Condensed Consolidated Statement of Changes in Stockholders'
              Equity for the three months ended
              March 31, 1997                                                  4

         Condensed Consolidated Statements of Cash Flows
              for the three months ended March 31, 1997
              and March 31, 1996                                              5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  13


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    16



SIGNATURES                                                                   17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                      March 31,    December 31,
                                                        1997           1996
                                                      ---------    ------------
                                                     (Unaudited)
                    ASSETS
Current assets:
   Cash and equivalents                                $ 4,654       $ 3,608
   Restricted cash                                       1,000            --
   Accounts receivable, net of allowance of
      doubtful accounts of $423 in 1997
      and $213 in 1996                                  25,465        12,042
   Prepaid expenses                                      1,086           243
   Deferred income tax                                   1,639           278
   Deferred financing fees                               2,436            --
   Other                                                   493           373
                                                       -------       -------
          Total current assets                          36,773        16,544
                                                       -------       -------
Property, plant and equipment                            1,652           890
Less:  accumulated depreciation and
   amortization                                            212           146
                                                       -------       -------
                                                         1,440           744
                                                       -------       -------
Other assets:
   Excess of cost over net assets acquired,
      net of accumulated amortization of $787
      in 1997 and $526 in 1996                          39,223        24,756
   Other                                                   134         1,322
                                                       -------       -------
                                                        39,357        26,078
                                                       -------       -------
                                                       $77,570       $43,366
                                                       =======       =======


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands except per share data)




                                                                                            March 31,               December 31,
                                                                                            ---------               ------------
                                                                                               1997                     1996
                                                                                               ----                     ----
                                                                                            (unaudited)
         LIABILITIES
Current liabilities:
   Borrowings under revolving line of credit                                                  $ 6,328                  $ 3,850
   Accounts payable                                                                             1,957                    1,398
   Accrued expenses                                                                             7,502                    1,961
   Payroll tax liabilities                                                                      3,495                      969
   Income taxes                                                                                   275                      354
   Short-term debt                                                                             25,163                       --
                                                                                              -------                  -------
                    Total current liabilities                                                  44,720                    8,532
                                                                                              -------                  -------

Deferred income tax                                                                                90                       90
Other liabilities                                                                                 868                       --
                                                                                              -------                  -------
                    Total liabilities                                                          45,678                    8,622
                                                                                              -------                  -------

Commitments and contingencies
Common stock subject to redemption                                                              4,600                       --


       STOCKHOLDERS' EQUITY

6% Series D convertible  preferred  stock,  $.01 par value; 15,000 authorized,
6,480 issued and outstanding in 1997, and 7,002 shares issued and outstanding in
1996. Liquidation value of $1,000 per share ($6,480,000)                                            1                        1

5% Series F convertible preferred stock, $.01 par value;
10,000 shares authorized 500 shares issued and outstanding in
1997 and 3,250 shares issued and outstanding in 1996.  Liquidation
value of $1,000 per share ($500,000)                                                                1                        1

Common stock, $.01 par value;  100,000,000 shares authorized,  12,873,434 issued and outstanding in 1997 and 12,701,934 issued
and outstanding in 1996                                                                           129                      127
Additional paid-in capital                                                                     27,035                   34,253
Retained earnings since January 1, 1996                                                           126                      362
                                                                                              -------                  -------
                                                                                               27,292                   34,744
                                                                                              -------                  -------
                                                                                              $77,570                  $43,366
                                                                                              =======                  =======



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                  (Unaudited)



                                                                                                     Three Months Ended March 31,
                                                                                                     ----------------------------
                                                                                                     1997                     1996
                                                                                                     ----                     ----

Revenues                                                                                           $ 35,808                $  3,265
                                                                                                   --------                --------

Costs and expenses:
     Cost of revenues                                                                                31,086                   2,452
     Selling, general and administrative                                                              3,060                     568
     Depreciation and amortization                                                                      341                      77
                                                                                                   --------                --------
                                                                                                     34,487                   3,097
                                                                                                   --------                --------
Operating income                                                                                      1,321                     168
                                                                                                   --------                --------

Interest expense:
     Bridge financing costs                                                                          (1,418)                   --
     Other interest, net of interest income                                                            (291)                     (1)
     Other income                                                                                       344                       3
                                                                                                   --------                --------
                                                                                                     (1,365)                      2
                                                                                                   --------                --------

Earnings (loss) before income taxes                                                                     (44)                    170
Provision for income taxes                                                                              (58)                    (70)
                                                                                                   --------                --------
Net income (loss)                                                                                      (102)                    100

Dividends on preferred stock                                                                            134                    --
                                                                                                   --------                --------
     Income (loss) available to common stockholders                                                ($   236)               $    100
                                                                                                   ========                ========

Earnings (loss) per share                                                                          ($  0.02)               $   0.01
                                                                                                   --------                --------
          Net earnings (loss)                                                                      ($  0.02)               $   0.01
                                                                                                   ========                ========

Weighted average number of shares of common stock and
common stock equivalents outstanding                                                                 12,776                  10,884
                                                                                                   ========                ========






               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                                   COMFORCE CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                         IN STOCKHOLDERS' EQUITY
                                  (in thousands, except per share data)
                                             (unaudited)





                                                                                    Series D                      Series F
                                                   Common Stock                  Preferred Stock               Preferred Stock
                                                   ------------                  ---------------               ---------------

                                                 Shares      Dollars           Shares       Dollars         Shares         Dollars
                                                 ------      -------           ------       -------         ------         -------

Balance at December 31, 1996                 12,701,934    $       127          7,002     $         1          3,250     $         1
   Exercise of stock options                    118,000              1           --              --             --              --
   Exercise of stock warrants                    10,000           --             --              --             --              --
   Redemption of Series F
   preferred stock                                 --             --             --              --           (2,750)           --
   Conversion of Series D
   preferred stock                               43,500              1           (522)           --             --              --
   SEC Registration fees                           --             --             --              --             --              --
   Issuance of warrants in
   connection with debt
   placement                                       --             --             --              --             --              --
   Reclassification of common                      --             --             --              --             --              --
   stock subject to redemption
   Net earnings                                    --             --             --              --             --              --
   Dividends:                                      --             --             --              --             --              --
   Series D preferred stock                        --             --             --              --             --              --
   Series F preferred stock                        --             --             --              --             --              --
                                            -----------    -----------    -----------     -----------    -----------     -----------
                                             12,873,434    $       129          6,480     $         1            500     $         1
                                            ===========    ===========    ===========     ===========    ===========     ===========



                                                                                                   Retained
                                                                                                   Earnings                  Total
                                                                          Additional                 Since                   Stock-
                                                                            Paid-in                January 1,               holders'
                                                                            Capital                  1996                    Equity
                                                                            -------                  ----                    ------
Balance at December 31, 1996                                               $ 34,253                $    362                $ 34,744
   Exercise of stock options                                                    131                    --                       132
   Exercise of stock warrants                                                    21                    --                        21
   Redemption of Series F
   preferred stock                                                           (3,162)                   --                    (3,162)
   Conversion of Series D
   preferred stock                                                             --                      --                         1
   SEC Registration fees                                                       (196)                   --                      (196)
   Issuance of warrants in
   connection with debt
   placement                                                                    588                    --                       588
   Reclassification of common                                                (4,600)                   --                    (4,600)
   stock subject to redemption
   Net earnings                                                                --                      (102)                   (102)
   Dividends:                                                                  --                      --                      --
   Series D preferred stock                                                    --                      (102)                   (102)
   Series F preferred stock                                                    --                       (32)                    (32)
                                                                           --------                --------                --------
                                                                           $ 27,035                $    126                $ 27,292
                                                                           ========                ========                ========




               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (Unaudited in thousands)




                                                                                                            Three Months Ended
                                                                                                                  March 31,
                                                                                                       ----------------------------
                                                                                                           1997                1996
                                                                                                           ----                ----
Net cash flows used by operating activities                                                            $ (1,146)           $   (216)
                                                                                                        -------              ------
Cash flows from investing activities:
   Acquisition payments, net of cash acquired                                                           (14,178)             (2,086)
   Officer loans                                                                                           --                   (38)
   Restricted cash                                                                                       (1,000)               --
   Additions to property, plant and equipment                                                              (247)                 (6)
                                                                                                        -------              ------
Net cash flows (used by) from investing activities                                                      (15,425)             (2,130)
                                                                                                        -------              ------
Cash flows from financing activities:
   Proceeds from revolving line of credit                                                                 8,336               1,900
   Repayment on line of credit                                                                          (11,141)               --
   Proceeds from short-term debt                                                                         20,628                --
   Proceeds from exercise of stock options                                                                  131                  22
   Proceeds from exercise of warrants                                                                        21                --
   Payments of registration costs                                                                          (196)               --
   Dividends paid                                                                                          (162)               --
                                                                                                        -------              ------
Net cash flows from financing activities                                                                 17,617               1,922
                                                                                                        -------              ------
Increase (decrease) in cash and cash equivalents                                                          1,046                (424)
Cash and equivalents, beginning of period                                                                 3,608                 649
                                                                                                        -------              ------
Cash and equivalents, end of period                                                                    $  4,654            $    225
                                                                                                        =======              ======
Supplemental cash flow information: Cash paid during the period for:
    Interest                                                                                           $    120            $      1
    Income taxes paid                                                                                        71                --
Supplemental schedule of noncash investing and financing activities:
   Quasi-reorganization                                                                                    --               (93,848)
   Issuance of short-term debt to redeem Series F preferred stock                                         3,162                --
   Accrued dividends                                                                                         68                --
   Amounts assumed by ARTRA                                                                                --                   909
   Warrants issued in connection with the sale of convertible debentures                                    488                --
   Warrants issued in connection with short-term loan                                                       100                --



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

As discussed in Note 3, on February 28, 1997, the Company purchased all of the stock of RHO Company Incorporated ("RHO"). RHO is in the business of providing contract employees to other businesses.

These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the Company's Annual Report on Form 10-K. Accordingly, the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1996 was derived from the audited consolidated financial statements in the Company's Annual Report on Form 10-K.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

2.   STATEMENT OF FINANCIAL ACCOUNTING STANDARDS

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

3.   CERTAIN ACQUISITIONS

On February 28, 1997, the Company purchased all of the stock of RHO for $14.8 million payable in cash, plus a contingent payout to be paid over three years on future earnings of RHO payable in stock in an aggregate amount not to exceed $3.3 million. The maximum number of shares issuable under the contingent payout is 386,249 shares. The acquisition of RHO was accounted for under the purchase method and, accordingly, RHO's operations are included in the Company's statement of operations from the date of acquisition. The cash portion of the purchase price paid at closing was principally funded through the Company's offering of convertible debentures. See Note 4. RHO provides specialists primarily in the technical services and IT sectors.

In connection with the closing of the RHO acquisition and in recognition of the efforts of James L. Paterek, Chairman of the Company, Christopher P. Franco, Chief Executive Officer of the Company, and Michael Ferrentino, President of the Company, including providing their personal guarantees on certain loans to the Company through the pledging of their shares of Company stock, the Company paid each of these officers $75,000.

The following unaudited pro forma summary presents the consolidated results of operations (in thousands, except per share data) as if the RHO acquisition has occurred on January 1, 1996 and does not purport to be an indication of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.


                                                        Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                       1997              1996
                                                     --------          --------
                                                          (Unaudited)

Revenue                                              $ 50,118          $ 23,715

Net loss from operations                             $   (934)         $   (137)
                                                     ========          ========
Net loss per share                                   $  (0.07)         $  (0.01)
                                                     ========          ========


The above pro forma data assumes the issuance of $15.0 million of short term debt to finance the RHO acquisition. Pro forma adjustments include an interest cost increase of $95,000 in 1997 and $112,000 in 1996, additional goodwill amortization of $62,000 and $89,000 in the 1997 and 1996 periods, respectively, and the related income tax effect.

4.   DEBT

At March 31, 1997, notes payable and long-term debt (in thousands) consisted of:




                                                       March 31,    December 31,
                                                         1997           1996
                                                       ---------    ------------
Outstanding debt
  Revolving line of credit, due in July 1997,
  with interest  payable monthly at  the bank's
  prime rate. At March 31, 1997,
  the bank's prime rate was 8.25%                         $ 6,328     $ 3,850

Convertible Debt                                           25,163        --
                                                          -------     -------

                                                          $31,491     $ 3,850
                                                          =======     =======


The revolving line of credit agreement allows for borrowings up to a maximum of $7.5 million. Borrowings against the line cannot exceed 80% of eligible receivables, as defined. The borrowing is collateralized by accounts receivable and other assets of RHO. As of March 31, 1997, the Company was not in compliance with certain loan covenants and had received waivers of compliance with these covenants.

From February 27 to March 21, 1997 (each date of sale a "Closing Date"), the Company sold $25.2 million of its Subordinated Convertible Debentures ("Debentures") to certain institutional investors for cash or in exchange for shares of the Company's Series F Preferred Stock. In the case of the shares exchanged, the Company effected the repurchase of 2,750 of the 3,250 outstanding shares of its Series F Preferred Stock by issuing Debentures in the original principal amount of 115% of the liquidation value of the Series F Preferred Stock to the holders thereof (the "Series F Holders"). The Debentures bear interest at the rate of 8% per annum during the 180 day period following each Closing Date and thereafter at the rate of 10% per annum continuing until fully paid or converted. Interest on the Debentures is payable quarterly in cash or in common stock of the Company, at the Company's option.

The Debentures may be redeemed by the Company in whole or in part at any time from issuance through 360 days after any Closing Date at a redemption price equal to the sum of (i) the principal amount thereof, (ii) all accrued, unpaid interest thereon, and (iii) premiums ranging from 5% (2.5% in the case of Debentures exchanged for Series F Preferred Stock) for Debentures redeemed within 60 days after any Closing Date and increasing up to 25% for Debentures redeemed between 181 and 360 days after any Closing Date. The Company is currently seeking long-term financing to redeem these Debentures and to provide capital for continued expansion of its operations.

In addition, the Debentures may be converted, in whole or in part, at the option of the holder beginning 181 days following each Closing Date. If any holder elects to convert Debentures, the Company has the option to effect the requested conversion in either cash or in shares of the Company's common stock, or in any combination thereof. Cash conversions are payable at 125% of face value (plus accrued interest). Stock conversions are payable at 100% of face value (plus accrued interest) in common stock valued at 75% of the average closing bid price for the five trading days ending on the trading day before the conversion. Any portion of any Debenture which remains outstanding on the 360th day following the applicable Closing Date will be automatically converted to cash or shares of common stock, or any combination thereof, as determined by the Company. Under certain circumstances, the aggregate number of shares of common stock issuable is limited, which could require that the Company effect certain conversions through cash payments.

From February 27 to March 21, 1997, the Company issued three year warrants ("Warrants") to purchase up to 504,000 shares of its Company's common stock at exercise prices ranging from $6.85 to $7.65 per share. Warrants to purchase 201,600 shares of common stock with a value of $488,000 have vested and will become exercisable six months after each Closing Date (each an "Exercise Date"). Warrants to purchase the remaining 302,400 shares of common stock will vest in one-third increments (and become exercisable on the respective Exercise Dates) if the Debentures are not repaid within 90, 120 and 150 days after the Closing Dates. The Company also issued additional three year warrants ("Additional Warrants") to purchase 504,000 shares of the Company's common stock, which Additional Warrants will vest (and become exercisable on the respective Exercise Dates) if the Debentures are not redeemed within 180 days following the Closing Dates. The Additional Warrants will have an exercise price equal to the average closing price of the Company's common stock over the five-day trading period ending 179 days after the respective Closing Dates.

5.   EQUITY

In January 1997, 63,000 stock options were exercised at an average price of $1.125.

In January 1997, 10,000 warrants were exercised at an average price of $2.062.

In February 1997, 55,000 stock options were exercised at an average price of $1.125.

In February and March 1997, the Company issued 201,600 warrants in connection with the sale of the Debentures with a value of $488,000.

In February  1997,  the Company  effected the  repurchase  of 2,750 of the 3,250 outstanding shares of its Series F Preferred Stock with a value of $3,162,000 through the issuance of its Debentures (see Note 4).

On February 28, 1997, the Company issued 100,000 warrants with a value of $100,000 in connection with a short-term loan made to the Company.

In March 1997, 522 shares of Series D Preferred Stock were converted into 43,500 shares of common stock at price of $12 per share.

6.   EARNINGS PER SHARE

Earnings per common share is computed by dividing net earnings available for common stockholders by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants), outstanding during each period. Common stock equivalents relate to outstanding stock options and warrants. For this computation, shares of the Series F Preferred Stock are anti-dilutive and as such are not considered equivalents for this calculation. The shares of Series D Preferred Stock are not considered common stock equivalents and are excluded from primary earnings per share. The dividends of $102,000 accrued or paid on the Series D Preferred Stock and the dividends of $32,000 accrued or paid on the Series F Preferred Stock have been deducted for computing earnings available to common stockholders. For the period ended March 31, 1997, common stock equivalents have not been included in this calculation as their effect is anti-dilutive. For the period ended March 31, 1996, fully diluted earnings per share have not been presented as the result is anti-dilutive or does not differ from primary earnings per share.

Primary earnings per share is calculated as follows (in thousands):


                                                              1997        1996
                                                            --------    --------

Earnings (loss) available for common stockholders           ($   236)   $    100
                                                            ========    ========
Weighted average number of shares outstanding for the
  period                                                      12,776       9,310
Dilutive effect of common stock equivalents                     --         1,574
                                                            --------    --------

                                                              12,776      10,884
                                                            ========    ========


Primary earnings (loss) per share                           ($  0.02)   $   0.01
                                                            ========    ========


7.   INCOME TAXES

In the first quarter of 1997 and 1996, the difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to state income taxes and the nondeductibility of certain intangible assets.

8.   LITIGATION

In January 1997, Austin A. Iodice, who served as the Company's Chief Executive Officer, President and Vice Chairman while the Company, through its subsidiaries, was engaged in the jewelry business, and Anthony Giglio, who performed the functions of the Company's Chief Operating Officer while the Company was engaged in the jewelry business, filed separate suits against the Company in the Connecticut Superior

Court alleging that the Company had breached the terms of management agreements entered into with them by failing to honor options to purchase common stock awarded to them in connection with the management of the jewelry business under the terms of such management agreements and the Company's Long-Term Stock Investment Plan. The suits allege that the plaintiffs are entitled to an unspecified amount of damages. The Company believes that the option to purchase 370,419 shares granted to Mr. Iodice (through Nitsua, Ltd., a corporation wholly-owned by him) and the option to purchase 185,210 shares granted to Mr. Giglio, each having an exercise price of $1.125 per share, expired in 1996, three months after Messrs. Giglio and Iodice ceased to be employed by the Company. Messrs. Giglio and Iodice maintain that they were agents and not employees of the Company and that the options continue to be exercisable. In March 1997, the Company filed motions to dismiss each of these suits. The Company intends to vigorously defend these suits.

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

Prior to its entry into the jewelry business in 1985, the Company operated in excess of 20 manufacturing facilities for the production of, inter alia, photocopy machines, photographic chemicals and paper coating. These operations were sold or discontinued in the late 1970s and early 1980s. Certain of these facilities may have used and/or generated hazardous materials and may have disposed of the hazardous substances, particularly before the enactment of laws governing the safe disposal of hazardous substances, at an indeterminable number of sites. Although the controlling stockholders and current management had no involvement in such prior manufacturing operations, the Company could be held to be responsible for clean-up costs if any hazardous substances were deposited at these manufacturing sites, or at off-site waste disposal locations, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), or under other Federal or state environmental laws now or hereafter enacted. However, except for the Gary, Indiana site described below, the Company has not been notified by the Federal Environmental Protection Agency (the "EPA") that it is a potentially responsible party for, nor is the Company aware of having disposed of hazardous substances at, any site.

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

Under the terms of the Assumption Agreement and a subsequent agreement entered into between ARTRA and the Company, ARTRA has agreed to pay and discharge substantially all of the Company's pre-existing liabilities and obligations, including environmental liabilities at any sites at which the Company allegedly operated facilities or disposed of hazardous substances, whether or not the Company is currently identified as a potentially responsible party therefor. Consequently, the Company is entitled to full indemnification from ARTRA for any environmental liabilities associated with the Gary, Indiana site. In addition, ARTRA has deposited 125,000 shares of the Company's common stock in escrow as collateral to satisfy any judgment adverse to the Company or to pay any agreed upon settlement amount with respect to the Gary, Indiana site, and to satisfy certain other obligations assumed by ARTRA. Proceeds from the sale of the shares held in escrow might not be sufficient to satisfy any such judgment or pay any such settlement amount. While ARTRA is obligated to indemnify the Company for any environmental liabilities, no assurance can be given that ARTRA will be financially capable of satisfying its obligations with respect to any liability in connection with the Gary, Indiana site or any other environmental liabilities. ARTRA has advised that it intends to vigorously defend this case.

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

9.   RELATED PARTY TRANSACTION

The Company paid L.H. Friskoff & Company, a certified public accounting firm at which Richard Barber, a Director of the Company, is a partner, approximately $69,000 in fees during 1997 for tax-related advisory services.

10.  SUBSEQUENT EVENTS

In December 1996, the Company sold 460,000 shares of its common stock, together with a related payment right requiring the Company to make a payment to the investors in either cash or common stock, at the Company's option, equal to the amount by which $10.00 per share exceeded the average closing bid price for the five trading days prior to April 1, 1997. In addition, in December 1996, the Company sold 350,000 shares of its common stock, together with a related payment right requiring the Company to make a payment to the investors in either cash or common stock, at the Company's option, equal to the amount by which $12.05 per share exceeded the average closing bid price for the five trading days prior to April 1, 1997. On April 1, 1997, the Company satisfied these payment rights by issuing 385,591 shares of its common stock.

In February 1997, in connection with its sale of its Debentures to the investors who purchased 460,000 shares of the Company's common stock in December 1996, described above, the Company granted to such investors put options under which the Company agreed to repurchase 115,000 of the shares on each of April 28, 1997, May 28, 1997, June 27, 1997 and July 27, 1997 at a purchase price of $10.00 per share, payable in cash, subject to adjustment based on payments made in satisfaction of the payment right described above. In the case of cash payments under the payment right, this adjustment is effected through a reduction of the put option price by the amount of the cash payment. In the case of payments in stock under the payment right, this adjustment is effected through an increase in the aggregate number of shares subject to the put option, without adjustment of the aggregate put option price. On April 28, 1997, the investors elected to exercise the first put option. As a result of the Company's satisfaction of the payment right through its issuance of shares of common stock as of April 1, 1997, the number of shares the Company is required to repurchase has been increased by 40,391 shares. Consequently, the Company is repurchasing 155,391 shares of its common stock for $1,150,000.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below supplements the information found in the unaudited consolidated financial statements and related notes. The matters discussed below and elsewhere in this Report contain forward looking statements that involve risks and uncertainties, many of which may be beyond the Company's control.

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

Gross margins on staffing services can vary significantly depending on factors such as the specific services being performed, the overall contract size and the amount of recruiting required. Margins on the Company's sales in the technical services sector are typically significantly lower than those in the telecommunications and information technology ("IT") sectors, although the trend in the IT staffing sector has been toward lower gross margins generally as this sector matures and consolidates. Additionally, in certain markets the Company has experienced significant pricing pressure from some of its competitors. Consequently, changes in the Company's sales mix can be expected to impact the overall gross margins generated by the Company.

Staffing personnel placed by the Company are Company employees. The Company is responsible for employee related expenses for its employees, including workers' compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company offers health, dental, disability and life insurance to its billable employees.

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Revenues of $35.8 million for the three months ended March 31, 1997 were $32.5 million, or 997% higher than revenues for the three months ended March 31, 1996. The increase in 1997 revenues is attributable principally to the Company's completion of five acquisitions since the end of the first quarter of 1996 and growth in the telecommunications and information technology sectors which are served by the Company.

Cost of revenues of the three months ended March 31, 1997 was 86.8% of revenues compared to cost of revenues of 75.1% for the three months ended March 31, 1996. The 1997 cost of revenues increase of 11.7% is a result of the Company's expansion into more mature technical staffing markets.

Selling, general and administrative expenses as a percentage of revenue was 8.5% for the three months ended March 31, 1997, compared to 17.4% for the three months ended March 31, 1996. The decrease of 8.9% is attributable to the acquisitions completed during 1996 and 1997 which contributed greater revenue with lower incremental selling, general and administrative costs.

Operating income for the three months ended March 31, 1997 was $1.3 million, compared to operating income of $168,000 for the three months ended March 31, 1996. This increase was principally attributable to the Company's completion of five acquisitions since the end of the first quarter of 1996.

The Company's interest expense for the three months ended March 31, 1997 is attributable principally to the interest payable on the $25.2 million principal amount of subordinated convertible debentures (the "Debentures") issued by the Company in February and March 1997, the proceeds of which were used to partially fund the RHO acquisition and for working capital purposes.

The income tax provision for the three months ended March 31, 1997 was $58,000 on a loss before income taxes of $44,000, compared to taxes of $70,000 on pretax income of $170,000 for the three months ended March 31, 1996. The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to state income taxes and the nondeductibility of certain intangible assets.

Financial Condition, Liquidity and Capital Resources

During the first quarter of 1997, the Company's primary sources of funds to meet working capital needs were from operations, funds made available through the Company's $25.2 million offering of Debentures in February and March 1997 and borrowings under a short-term credit facility with U.S. Bank of Washington, National Association (the "U.S. Bank Credit Facility") entered into in February 1997 which provides for up to $7.5 million in availability. A portion of the proceeds from the Debenture offering was used to retire the Company's $10.0 million credit facility with The Chase Manhattan Bank.

The Company is presently seeking to obtain a credit facility providing for term loan and revolving credit availability of from $50 million to $75 million to fund additional acquisitions, to retire the U.S. Bank Credit Facility (which matures in July 1997) and to finance future working capital needs. In respect of its working capital requirements, the Company typically pays its billable employees weekly for their services before receiving payment from its customers. As new offices are established or acquired, or as existing offices expand and revenues are increased, there will be greater requirements for cash resources to fund current operations.

Management believes that such a replacement credit facility will be sufficient to meet its anticipated level of business activity in 1997. However, the Company can give no assurance that such a credit facility will be available or, if available, that it will be available on terms acceptable to the Company. Although management believes that the funds provided by operations, the U.S. Bank Credit Facility and funds remaining under the $25.2 million placement of Debentures will be sufficient to meet its present working capital requirements through July 1997, the Company's inability to obtain a new credit facility could require the Company to delay, scale back or eliminate all or some of its market development and acquisition projects and could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is obligated under various acquisition agreements to make earn-out payments to the sellers of acquired companies, subject to the acquired companies' meeting certain contractual requirements. The maximum amount of these potential earn-out payments is $717,000 in cash payable in 1997 and $5 million in cash and $4.5 million in stock payable in the three-year period from 1998 to 2000. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

Cash and cash equivalents increased $1.0 million during the three months ended March 31, 1997. During the first quarter of 1997, cash flows of $17.6 million provided by financing activities exceeded cash flows of $1.2 million used in operating activities and cash flows of $15.4 million used by investing activities. Cash flows used by operating activities were principally attributable to the need to fund growth in accounts receivable and their carrying costs. Cash flows used in investing activities are principally related to the purchase of RHO. Cash flows from financing activities were attributable to net proceeds available to the Company in connection with its sale of $25.2 million of Debentures and net borrowings under the U.S. Bank Credit Facility.

As of March 31, 1997, approximately $39.2 million, or 51%of the Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions and will be amortized over a five to 40 year period, resulting in an annual charge of in excess of $1 million. Various factors could impact the Company's ability to generate the earnings necessary to support this amortization schedule, including fluctuations in the economy, the degree and nature of competition, demand for the Company's services, and the Company's ability to integrate the operations of acquired businesses, to recruit and place staffing professionals, to expand into new markets and to maintain gross margins in the face of pricing pressures. The failure of the Company to generate earnings necessary to support the amortization charge may result in an impairment of the asset. The resulting write-off could have a material adverse effect on the Company's business, financial condition and results of operations.

Seasonality

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

Other Matters

In February 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share.
SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted. Management has not yet evaluated the effects of this change on the Company's financial statements.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

27.1 Financial Data Schedule (included in EDGAR document only for use by the Securities and Exchange Commission).

(b)  Reports on Form 8-K.

     On January 13, 1997, the Company filed Amendment No. 2 to a Current Report on Form 8-K/A to amend the financial statements of the acquired business filed in connection with the Force Five acquisition.

     On January 13, 1997, the Company filed Amendment No. 1 to a Current Report on Form 8-K/A to include the financial statements and the pro forma financial statements required in connection with the AZATAR acquisition.

     On January 13, 1997, the Company filed Amendment No. 1 to a Current Report on Form 8-K/A to include the financial statements and the pro forma financial statements required in connection with the RHO definitive agreement and the Continental acquisition.

     On February 3, 1997, the Company filed Amendment No. 2 to a Current Report on Form 8-K/A to amend the pro forma financial statements filed in connection with the AZATAR acquisition.

     On February 4, 1997, the Company filed Amendment No. 3 to a Current Report on Form 8-K/A to amend the financial statements of the acquired business filed in connection with the RRA acquisition.

     On February 4, 1997, the Company filed Amendment No. 2 to a Current Report on Form 8-K/A to amend the pro forma financial statements filed in connection with the RHO definitive agreement and Continental acquisition.

     On March 14, 1997, the Company filed a Current Report on Form 8-K to report the completion of the RHO acquisition, changes in management and the offering of debentures in a private placement.

     On April 14, the Company filed  Amendment No. 1 to a Current Report on Form
     8-K/A  to  include  the  financial   statements  and  pro  forma  financial
     statements required in connection with the completed RHO acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                               COMFORCE CORPORATION
                                               Registrant


Dated: May 15, 1997                             /s/ PAUL J. GRILLO
                                               --------------------------------
                                                Vice President/Finance
                                                Chief Financial Officer