Form 10-Q
period 1997-06-30
COMFORCE CORP
filed 1997-08-07
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ___________________

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

                                                Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                               Outstanding at July 31, 1997
----------------------------------------           ----------------------------
Common stock, $.01 par value                                13,719,039

                              COMFORCE CORPORATION


                                      INDEX


                                                                          Page
                                                                          Number
                                                                          ------
PART I     FINANCIAL INFORMATION                                            1

Item 1.    Financial Statements (Unaudited)                                 1

           Condensed Consolidated Balance Sheets
                   June 30, 1997 and December 31, 1996                      1

           Condensed Consolidated Statements of Operations
                   for the three months and six months ended
                   June 30, 1997 and June 30, 1996                          3

           Condensed Consolidated Statement of Changes in Stockholders'
                   Equity (Deficit) for the six months ended
                   June 30, 1997                                            4

           Condensed Consolidated Statements of Cash Flows
                   for the six months ended June 30, 1997
                   and June 30, 1996                                        5

           Notes to Condensed Consolidated Financial Statements             6

  Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            11


PART II    OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                 16



SIGNATURES                                                                  17

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)

                                                                      June 30,    December 31,
                                                                        1997          1996
                                                                       -------      -------
                    ASSETS
Current assets:
   Cash and equivalents                                                $ 3,562      $ 3,608
   Restricted cash                                                       1,000         --
   Accounts receivable, net of allowance of doubtful accounts
     of $423 in 1997 and $213 in 1996                                   26,388       12,042
   Prepaid expenses                                                      1,160          243
   Deferred income tax                                                   2,028          278
   Deferred financing fees                                               1,762         --
   Income tax receivable                                                   889         --
   Other                                                                    20          373
                                                                       -------      -------
           Total current assets                                         36,809       16,544
                                                                       -------      -------

 Property, plant and equipment                                           1,763          890
 Less:  accumulated depreciation and amortization                          346          146
                                                                       -------      -------
                                                                         1,417          744
                                                                       -------      -------
 Other assets:
    Excess of cost over net assets acquired,  net of  accumulated
      amortization of $1,104 in 1997 and $526 in 1996                   39,034       24,756
    Other                                                                  181        1,322
                                                                       -------      -------
                                                                        39,215       26,078
                                                                       -------      -------
                           Total Assets                                $77,441      $43,366
                                                                       =======      =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)

                                                                                     June 30,     December 31,
                                                                                       1997           1996
                                                                                     --------       --------
          LIABILITIES
 Current liabilities:
    Borrowings under revolving line of credit                                        $ 15,588       $  3,850
    Accounts payable                                                                    1,335          1,398
    Accrued expenses                                                                    7,507          1,961
    Payroll tax liabilities                                                             3,577            969
    Income taxes                                                                         --              354
                                                                                     --------       --------
                     Total current liabilities                                         28,007          8,532
                                                                                     --------       --------

 Deferred income tax                                                                       90             90
 Long-term debt                                                                        20,000           --
 Other liabilities                                                                        781           --
                                                                                     --------       --------
                     Total liabilities                                                 48,879          8,622
                                                                                     --------       --------

 Commitments and contingencies

        STOCKHOLDERS' EQUITY
 6% Series D convertible  preferred stock, $.01 par value; 15,000 authorized,
 7,002 issued and outstanding in 1996
 Liquidation value of $1,000 per share ($7,002,000)                                      --                1

 5% Series F convertible  preferred  stock, $.01 par value; 10,000 shares authorized 500 shares issued and outstanding in
1997 and 3,250 shares issued and outstanding in 1996.  Liquidation
value of $1,000 per share ($500,000)                                                        1              1

 Common stock, $.01 par value; 100,000,000 shares authorized, 13,717,039 issued and outstanding in 1997 and 12,701,934 issued
 and outstanding in 1996                                                                  136            127

 Additional paid-in capital                                                            30,665         34,253
 Retained earnings (deficit) since January 1, 1996                                     (2,239)           362
                                                                                     --------       --------
 Total stockholders' equity                                                            28,563         34,744
                                                                                     --------       --------
 Total liabilities and stockholders' equity                                          $ 77,441       $ 43,366
                                                                                     ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                         Three Months Ended June 30,    Six Months Ended June 30,
                                                         ---------------------------    -------------------------
                                                             1997           1996           1997           1996
                                                           --------       --------       --------       --------
Net Sales                                                  $ 55,669       $  9,893       $ 91,477       $ 13,158
                                                           --------       --------       --------       --------

Costs and expenses:
       Cost of goods sold                                    48,666          8,424         79,751         11,002
       Selling, general and administrative                    4,278            731          7,339          1,173
       Depreciation and amortization                            461            151            802            228
                                                           --------       --------       --------       --------
                                                             53,405          9,306         87,892         12,403
                                                           --------       --------       --------       --------
Operating income (loss)                                       2,264            587          3,585            755
                                                           --------       --------       --------       --------

Interest expense:
       Bridge financing costs                                (4,385)          --           (5,822)          --
       Other interest, net of interest income                  (747)           (50)        (1,019)           (51)
       Other income                                            --               13            344             16
                                                           --------       --------       --------       --------
                                                             (5,132)           (37)        (6,497)           (55)
                                                           --------       --------       --------       --------

Earnings (loss) before income taxes                          (2,868)           550         (2,912)           720
Credit (provision) for income taxes                           1,095           (198)         1,037           (268)
                                                           --------       --------       --------       --------
Net income (loss)                                            (1,773)           352         (1,875)           452

Dividends on preferred stock                                    592           --              726           --
                                                           --------       --------       --------       --------
       Income (loss) available to common stockholders        (2,365)           352         (2,601)      $    452
                                                           ========       ========       ========       ========

Earnings (loss) per share                                  ($  0.18)      $   0.03       ($  0.20)      $   0.03
                                                           ========       --------       --------       --------
         Net earnings (loss)                               ($  0.18)      $   0.03       ($  0.20)      $   0.03
                                                           ========       --------       ========       ========

Weighted average number of shares of common stock and
      common stock equivalents outstanding                   13,280         13,291         13,050         13,819
                                                           ========       ========       ========       ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                 (Unaudited in thousands, except per share data)

                                                                                                             Retained
                                                              Series D               Series F                Earnings
                                      Common Stock         Preferred Stock       Preferred Stock             (Deficit)     Total
                                 ---------------------    ------------------    ----------------  Additional   Since   Stockholders'
                                                                                                   Paid-in   January 1,    Equity
                                    Shares     Dollars    Shares    Dollars     Shares   Dollars   Capital     1996      (Deficit)
                                    ------     -------    ------    -------     ------   -------   -------     ----      ---------
Balance at December 31, 1996     12,701,934      $127       7,002        $1      3,250        $1   $34,253      $362     $34,744
  Exercise of stock options         122,000         1        --        --         --        --         139      --           140
  Exercise of stock warrants         40,000      --          --        --         --        --         121      --           121
  Redemption of Series F               --        --          --
  preferred stock                      --        --          --        --       (2,750)     --      (3,162)     --        (3,162)
  Conversion of Series D
   preferred stock                  583,500         6      (7,002)       (1)      --        --          (5)     --          --
  Issuance of common stock
   as inducement to effect
   Series D conversion               87,750         1        --        --         --        --         492      (493)       --
  SEC Registration fees                --        --          --        --         --        --        (388)     --          (388)
  Issuance of warrants in              --        --
   connection with debt                --        --
   placement                           --        --          --        --         --        --       1,004      --         1,004
  Issuance of common stock             --        --          --        --
   in connection with payment          --        --          --        --
   right                            385,591         4        --        --         --        --          (4)     --          --

  Issuance of common stock as          --        --          --        --         --        --        --        --          --
   consideration for interest          --        --          --        --         --        --
   owed on debt                     118,145         1        --        --         --        --         632      --           633
  Redemption of common stock       (321,867)       (4)       --        --         --        --      (2,417)     --        (2,421)
  Redemption of partial shares          (14)     --          --        --         --        --        --        --          --
  of common stock
  Net earnings                         --        --          --        --         --        --        --      (1,875)     (1,875)
  Dividends                            --        --          --        --         --        --        --        --          --
   Series D preferred stock            --        --          --        --         --        --        --        (195)       (195)
   Series F preferred stock            --        --          --        --         --        --        --         (38)        (38)
                                 ----------    ------    --------   -------  ---------   -------   -------   -------     -------
  Balance as of June 30, 1997    13,717,039      $136           0        $0        500        $1   $30,665   ($2,239)    $28,563
                                 ==========    ======    ========   =======  =========   =======   =======   =======     =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (Unaudited in thousands)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                           --------------------
                                                                             1997        1996
                                                                           --------    --------
Net cash flows used by operating activities                                $   (792)   $ (3,318)
                                                                           --------    --------
Cash flows from investing activities:
   Acquisition payments, net of cash acquired                               (14,355)     (7,450)
   Officer loans                                                                 30        (331)
   Restricted cash                                                           (1,000)       --
   Additions to property, plant and equipment                                  (392)       (323)
                                                                           --------    --------
Net cash flows (used by) from investing activities                          (15,717)     (8,104)
                                                                           --------    --------
Cash flows from financing activities:
   Proceeds from revolving lines of credit                                   49,535       1,500
   Repayment on revolving lines of credit                                   (43,081)       --
   Proceeds from short-term debt                                             20,628        --
   Payment of short-term debt                                               (27,930)       (500)
   Proceeds from long-term debt                                              20,000        --
   Repurchase of common stock                                                (2,300)       --
   Issuance of Preferred Stock Series E                                        --         4,636
   Issuance of Preferred Stock Series D                                        --         6,416
   Proceeds from exercise of stock options                                      140        --
   Proceeds from exercise of warrants                                           121         999
   Payment of registration costs                                               (388)       --
   Dividends paid                                                              (262)       --
                                                                           --------    --------
Net cash flows from financing activities                                     16,463      13,051
                                                                           --------    --------
Increase (decrease) in cash and cash equivalents                                (46)      1,629
Cash and equivalents, beginning of period                                     3,608         649
                                                                           --------    --------
Cash and equivalents, end of period                                        $  3,562    $  2,278
                                                                           ========    ========
Supplemental cash flow information: Cash paid during the period for:
    Interest                                                               $    416    $     51
    Income taxes paid                                                           164        --
Supplemental schedule of noncash investing and financing activities:
   Quasi-reorganization                                                        --       (93,848)
   Common stock issued to settle liabilities                                    633        --
   Issuance of short-term debt to redeem Series F preferred stock             3,162        --
   Accrued dividends                                                             75        --
   Amounts assumed by ARTRA                                                    --         1,537
   Warrants issued in connection with the sale of convertible debentures        734        --
   Warrants issued in connection with short-term loan                           100        --
   Warrants issued in connection with credit facility                           170        --

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

3.   CERTAIN ACQUISITIONS

On February 28, 1997, the Company purchased all of the stock of RHO for $14.8 million payable in cash, plus a contingent payout to be paid over three years on future earnings of RHO payable in stock in an aggregate amount not to exceed $3.3 million. The maximum number of shares issuable under the contingent payout is 386,249 shares. The acquisition of RHO was accounted for under the purchase method and, accordingly, RHO's operations are included in the Company's statement of operations from the date of acquisition. The cash portion of the purchase price paid at closing was principally funded through the Company's offering of Subordinated Convertible Debentures. See Note 4. RHO provides specialists primarily in the technical services and IT sectors. In connection with the closing of the RHO acquisition and in recognition of the efforts of James L. Paterek, Chairman of the Company, Christopher P. Franco, Chief Executive Officer of the Company, and Michael Ferrentino, President of the Company, including providing their personal guarantees on certain loans to the Company through the pledging of their shares of Company stock, the Company paid each of these officers $75,000.

4.   DEBT

At June 30, 1997, current and long-term debt (in thousands) consists of:

                                                                     June 30,           December 31,
                                                                       1997                 1996
                                                                       ----                 ----
Current debt
    Revolving line of credit, due in July 1998, with interest
    payable monthly at the bank's prime rate plus .75%.  At
    June 30, 1997,  the bank's prime rate was 8.5%.                   $15,588              $3,850

Long-term Debt
   Term  loan with interest payable at the bank's prime rate
   plus 1.75%.  At June 30, 1997, the bank's prime rate was 8.5%.     $20,000

From February 27 to March 21, 1997 (each date of sale a "Closing Date"), the Company sold $25.2 million of its Subordinated Convertible Debentures ("Debentures") to certain institutional investors for cash or in exchange for shares of the Company's Series F Preferred Stock. In the case of the shares exchanged, the Company effected the repurchase of 2,750 of the 3,250 outstanding shares of its Series F Preferred Stock by issuing Debentures in the original principal amount of 115% of the liquidation value of the Series F Preferred Stock to the holders thereof (the "Series F Holders"), which premium had been included as an accretive dividend in December 1996. The Debentures bore interest at the rate of 8% per annum, and were to bear interest at the rate of 10% per annum commencing 180 days after each Closing Date. Interest on the Debentures was payable quarterly in cash or in common stock of the Company, at the Company's option. Warrants to purchase 302,400 shares of the Company's common stock at prices ranging from $6.85 to $7.65 per share were issued in connection with this financing, which were valued at $734,000. In connection with this financing, the Company incurred costs of approximately $5.8 million which were expensed during the first half of 1997.

On June 25, 1997, the Company completed a $40 million credit facility (the "Credit Facility") with Fleet National Bank, as lender and agent ("Fleet"), and U.S. Bank, Washington, as lender (U.S. Bank) (collectively, "Lenders"). The Credit Facility consists of a revolving credit facility of up to $20 million and a $20 million term loan.

The Company utilized all of the proceeds of the term loan and a portion of the availability under the revolving credit facility to redeem the Company's $25.2 million in outstanding principal amount of Debentures issued principally to fund the Company's acquisition of RHO Company Incorporated ("RHO") in February 1997. Additional funds available under the revolving credit facility were used to retire the existing $7.5 million revolving credit facility of RHO with U.S. Bank. The Company intends to use available funds under the revolving credit facility for working capital and general corporate purposes, including for acquisitions, subject to the satisfaction of the conditions therefore set forth in the Credit Facility. Borrowings under the revolving credit facility are subject to various financial covenants and other conditions. At June 30, 1997, the Company was in compliance with all covenants and conditions of the Credit Facility.

The revolving credit facility and the term loan bear interest at a rate equal to 0.75% and 1.75%, respectively, in excess of Fleet's prime rate as announced from time to time. The Company's obligations under the Credit Facility are secured by substantially all of its assets. In addition, James L. Paterek, the Chairman of the Company, Christopher P. Franco, the Chief Executive Officer of the Company, and Michael Ferrentino, the President of the Company, each pledged 500,000 shares of the Company's common stock held by them and all of the options to purchase common stock held by them as additional collateral for the Company's obligations under the Credit Facility. The scheduled maturity date of the revolving credit facility is July 10, 1998. Subject to Fleet's right to issue a call notice requiring repayment of the term loan at any time on or after July 10, 1998, the term loan is payable in quarterly installments as follows:
$750,000 on July 1, 1998 and at the end of each calendar quarter thereafter through and including December 31, 1999; $1,475,000 at the end of each calendar quarter beginning March 31, 2000 and ending March 31, 2002, and a final balloon payment equal to the sum of unpaid principal plus accrued interest on June 30, 2002.

The Company incurred fees and expenses of approximately $1.7 million in connection with obtaining the Credit Facility, which will be amortized over the term of the Credit Facility, including amounts awarded to Messrs. Paterek, Franco and Ferrentino for pledging their shares to further collateralize the Company's obligations under the Credit Facility (see Note

9). In addition, the Company agreed to issue to Fleet warrants to purchase (i) 100,000 shares of common stock at an exercise price of $7.30 per share ($1.50 per share in excess of the average closing price of the common stock for the five business days ended June 24, 1997), exercisable until June 25, 2000 and
(ii) upon the occurrence of certain specified conditions, 100,000 shares of common stock at an exercise price of $0.75 per share in excess of the average closing price of the common stock for the five business days ending prior to the date of the occurrence of the specified conditions, exercisable commencing on such date and for a period of three years thereafter (see Note 5).

5.   EQUITY

During the first six months of 1997, options were issued to purchase 122,000 shares of common stock at a price of $1.125 per share.

During the first six months of 1997, the Company issued warrants with a value of $734,000 to purchase 302,400 shares of common stock at prices ranging from $6.85 to $7.65 in connection with issuance of the Debentures and warrants with a value of $170,000 to purchase 100,000 shares of common stock at a price of $7.30 per share in connection with a long-term credit facility.

During the first six months of 1997, the Company issued 100,000 warrants with a value of $100,000 in connection with a short-term loan made to the Company.

During the first six months of 1997, warrants to purchase 40,000 shares of common stock were exercised at prices ranging from $2.062 to $3.375 per share.

During the first six months of 1997, the Company effected the repurchase of 2,750 of the 3,250 outstanding shares of its Series F Preferred Stock with a value of $3,162,000 through the issuance of its Debentures. (See Note 4.)

During the first six months of 1997, 7,002 shares of Series D Preferred Stock were converted into 671,250 shares of common stock under the conversion terms. Such common shares included 87,750 shares with a market value of $493,000 given to induce certain conversions. These additional shares have been accounted for as a preferred stock dividend in the second quarter of 1997.

In June 1997, 118,145 shares of common stock were issued in consideration for interest of $633,000 owed on the Debenture financing.

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

In February 1997, in connection with its sale of its Debentures to the investors who purchased 460,000 shares of the Company's common stock in December 1996, described above, the Company granted to such investors put options under which the Company agreed to repurchase 115,000 of the shares on each of April 28, 1997, May 28, 1997, June 27, 1997 and July 27, 1997 made in satisfaction of the payment right described above. In the case of cash payments under the payment right, this adjustment is effected through a reduction of the put option price by the amount of the cash payment. In the case of payments in stock under the payment right, this adjustment is effected through an increase in the aggregate number of shares subject to the put option, without adjustment of the aggregate put option price. On April 28 and May 28, 1997, the investors elected to exercise the put option. As a result of the

Company's satisfaction of the payment right through its issuance of shares of common stock, the number of shares the Company was required to repurchase has been increased by 80,782 shares. Consequently, the Company repurchased 310,782 shares of its common stock for $2,300,000.

6.   EARNINGS PER SHARE

Earnings per common share is computed by dividing net earnings available for common stockholders by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants), outstanding during each period. Common stock equivalents relate to outstanding stock options and warrants. For this computation, shares of the Series F Preferred Stock are anti-dilutive and as such are not considered common stock equivalents and are excluded from this calculation. The dividends of $592,000 and $688,000 accrued or paid on the Series D Preferred Stock for the three months and six months ended June 30, 1997, respectively, and the dividends of $6,000 and $38,000 accrued or paid on the Series F Preferred Stock have been deducted for computing earnings available to common stockholders. For the period June 30, 1997, common stock equivalents have not been included in this calculation as their effect in antidilutive. For the six month periods ended June 30, 1997 and June 30, 1996, fully diluted earnings per share have not been presented as the result is anti-dilutive or does not differ from primary earnings per share.

Primary earnings per share is calculated as follows (in thousands):

                                             Three Months Ended June 30,   Six Months Ended June 30,
                                             ---------------------------   -------------------------
                                                  1997        1996             1997        1996
                                                --------    --------         --------    --------
Earnings (loss) available for common
 stockholders                                   $ (2,365)   $    352         $ (2,601)   $    452
                                                --------    --------         --------    --------

Weighted average number of shares outstanding
for the period                                    13,280       9,548           13,050       9,446

Dilutive effect of common stock equivalents         --         3,745             --         4,373
                                                --------    --------         --------    --------
                                                  13,280      13,293           13,050      13,819
                                                ========    ========         ========    ========

Primary earnings (loss) per share               $  (0.18)   $   0.03         $  (0.20)   $   0.03
                                                ========    ========         ========    ========

7.   INCOME TAXES

In the three month and six month periods ended June 30, 1997, the difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to state income taxes and the nondeductibility of certain intangible assets. The Company has recorded a benefit from income taxes in the periods ended June 30, 1997 as it believes that it will have taxable income in the second half of 1997 since the bridge financing costs will not recur in this period.

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

The evidence produced by the plaintiffs to date is the testamentary evidence of four former employees of a waste disposal company that deposited wastes at the Gary, Indiana site identifying the Company as a customer of such disposal company, and entries in such disposal company's bookkeeping ledgers showing invoices to the Company. The Company, however, has neither discovered any records which indicate, nor located any current or former employees who have advised, that the Company deposited hazardous substances at the site. The Company is preparing and intends to file a motion to dismiss the case on the grounds that (i) there is no evidence that hazardous materials were collected from the Company by this waste disposal company and (ii) even assuming for argument's sake that the materials collected by this waste disposal company from the Company were hazardous, there is no evidence that such materials were deposited at the Gary, Indiana site. Management and its counsel cannot state whether a negative outcome is probable regarding the Company's potential liability at this site.

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

The Company is a party to routine contract and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business, results of operations or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, employee benefit liability insurance, owner's and contractor's protective insurance and exporter's foreign operations insurance with coverage of $1 million on a per claim basis and $2 million aggregate (with $3 million umbrella coverage). The Company insures against workers' compensation in amounts required under applicable state law and in the amount of $500,000 in the case of foreign workers. The Company also maintains fidelity insurance in the amount of $25,000 per claim and directors' and officers' liability insurance in the amount of $5 million. The Company is presently soliciting quotations to obtain errors and omissions coverage.

9.   RELATED PARTY TRANSACTION

The Company paid L.H. Friskoff & Company, a certified public accounting firm at which Richard Barber, a Director of the Company, is a partner, approximately $77,000 in fees during 1997 for tax-related advisory services.

As a condition to the funding of the Credit Facility (see Note 4), the Lenders required James L. Paterek, the Company's Chairman, Christopher P. Franco, the Company's Chief Executive Officer, and Michael Ferrentino, the Company's
President, to each pledge as additional collateral to secure the Company's obligations under the Credit Facility 500,000 shares of the Company's common stock owned by them and all of the options to purchase common stock held by them (281,250 shares in the case of Messrs. Paterek and Ferrentino and 112,500 shares in the case of Mr. Franco), which shares have a current market value in excess of $12 million as of August 6, 1997. The board of directors of the Company engaged an independent valuation firm to value these pledges by the principals.

In recognition of both the substantial benefit afforded to the Company by the pledges and the cost to the principals of making the pledges, the board of directors authorized the issuance of an aggregate consideration of approximately $650,000 to these principals, which amount was utilized to repay outstanding loans of such officers due to the Company and related payroll withholding taxes. The board of directors has deemed such consideration reasonable based on the valuation of the pledges as determined by the appraisal performed by the independent valuation firm. The aggregate amount of this consideration, approximately $650,000, is included as a part of the fees and expenses incurred in connection with the Credit Facility (as described in Note 4).

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

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Revenues of $55.7 million for the three months ended June 30, 1997 were $45.8 million, or 463% higher than revenues for the three months ended June 30, 1996. The increase in 1997 revenues is attributable principally to the Company's completion of five acquisitions since the end of the first quarter of 1996 and growth in the various markets served by the Company.

Cost of revenues of the three months ended June 30, 1997 was 87.4% of revenues compared to cost of revenues of 85.2% for the three months ended June 30, 1996. The 1997 cost of revenues increase of 2.2% is a result of the Company's expansion into more mature technical staffing markets.

Selling, general and administrative expenses as a percentage of revenue remained consistent at 7.7% for the three months ended June 30, 1997, compared to 7.4% for the three months ended June 30, 1996.

Operating income for the three months ended June 30, 1997 was $2.3 million, compared to operating income of $587,000 for the three months ended June 30, 1996. This increase was principally attributable to the Company's completion of five acquisitions since the end of the first quarter of 1996.

The Company's interest expense for the three months ended June 30, 1997 is attributable principally to amortization of bridge financing costs and the interest payable on the $25.2 million principal amount of Subordinated Convertible Debentures (the "Debentures") issued by the Company in February and March 1997, the proceeds of which were used to partially fund the RHO acquisition and for working capital purposes. The Debentures were refinanced in June 1997.

The income tax provision reflects a credit for the three months ended June 30, 1997 for $1.1 million on a loss before income taxes of $2.9 million, compared to taxes of $198,000 on pretax income of $550,000 for the three months ended June 30, 1996. The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to state income taxes and the nondeductibility of certain intangible assets.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Revenues of $91.5 million for the six months ended June 30, 1997 were $78.3 million, or nearly 600% higher than revenues for the six months ended June 30, 1996. The increase in 1997 revenues is attributable principally to the Company's completion of five acquisitions since the end of the first quarter of 1996 and growth in the various markets served by the Company.

Cost of revenues of the six months ended June 30, 1997 was 87.2% of revenues compared to cost of revenues of 83.6% for the six months ended June 30, 1996. The 1997 cost of revenues increase of 3.6% is a result of the Company's expansion into more mature technical staffing markets.

Selling, general and administrative expenses as a percentage of revenue was 8.0% for the six months ended June 30, 1997, compared to 8.9% for the six months ended June 30, 1996. The decrease is principally attributable to the acquisitions completed during 1996 and 1997 which contributed increased gross profit with lower incremental selling, general and administrative costs.

Operating income for the six months ended June 30, 1997 was $3.6 million, compared to operating income of $755,000 for the six months ended June 30, 1996. This increase was principally attributable to the Company's completion of five acquisitions since the end of the first quarter of 1996.

The Company's interest expense for the six months ended June 30, 1997 is attributable principally to the amortization of bridge finance costs payable on the $25.2 million principal amount of Debentures issued by the Company in February and March 1997, the proceeds of which were used to partially fund the RHO acquisition and for working capital purposes. The Debentures were refinanced in June 1997.

The income tax reflects a credit for the six months ended June 30, 1997 for $1.0 million on a loss before income taxes of $2.9 million, compared to taxes of $268,000 on pretax income of $720,000 for the six months ended June 30, 1996. Such credit assumes that the Company will have taxable income in the second half of 1997 as the bridge financing costs will not recur in such period. The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to state income taxes and the nondeductibility of certain intangible assets.

Financial Condition, Liquidity and Capital Resources

During the first half of 1997, the Company's primary sources of funds to meet working capital needs were from operations, funds made available through the Company's $25.2 million offering of Debentures in February and March 1997 and borrowings under a short-term credit facility with U.S. Bank of Washington, National Association ("U.S. Bank") entered into in February 1997 which provided for up to $7.5 million in availability. A portion of the net proceeds from the offering of the Debentures were also used to fund the Company's acquisition of RHO Company Incorporated ("RHO") in February 1997.

On June 25, 1997, the Company completed a $40 million credit facility (the "Credit Facility") with Fleet National Bank, as lender and agent ("Fleet"), and U.S. Bank, as lender (collectively, "Lenders"). The Credit Facility consists of a revolving credit facility of up to $20 million and a $20 million term loan. The Company utilized all of the proceeds of the term loan and a portion of the availability under the revolving credit facility to redeem the Debentures. Additional funds available under the revolving credit facility were used to retire the existing $7.5 million revolving credit facility with U.S. Bank. The Company intends to use available funds under the revolving credit facility for working capital and general corporate purposes, including for acquisitions, subject to the satisfaction of the conditions therefore set forth in the Credit Facility. Borrowings under the revolving credit facility are subject to various financial covenants and other conditions.

The revolving credit facility and the term loan bear interest at a rate equal to 0.75% and 1.75%, respectively, in excess of Fleet's prime rate as announced from time to time. The Company's obligations under the Credit Facility are secured by substantially all of its assets. Subject to Fleet's right to issue a call notice requiring repayment of the term loan at any time on or after July 10, 1998, the term loan is payable in quarterly installments as follows: $750,000 on July 1, 1998 and at the end of each calendar quarter thereafter through and including December 31, 1999, $1,475,000 at the end of each calendar quarter beginning March 31, 2000 and ending March 31, 2002, and a final balloon payment equal to the sum of unpaid principal plus accrued interest on June 30, 2002.

The Company typically pays its billable employees weekly for their services before receiving payment from its customers. As new offices are established or acquired, or as existing offices expand and revenues are increased, there will be greater requirements for cash resources to fund current operations. Management believes that the Credit Facility will be sufficient to meet the Company's present working capital requirements. However, if the Company acquires additional staffing businesses, additional borrowing availability is expected to be required.

The Company is obligated under various acquisition agreements to make earn-out payments to the sellers of acquired companies, subject to the acquired companies' meeting certain contractual requirements. For calendar year 1997, sellers are entitled to earn-out payments of $521,000, all of which have been paid. The maximum amount of the remaining potential earn-out payments is $5 million in cash and $4.5 million in stock payable in the three-year period from 1998 to 2000. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

Cash and cash equivalents decreased $46,000 during the six months ended June 30, 1997. Cash flows of $792,000 used in operating activities and cash flows of $15,717,000 used by investing activities were in excess of cash flows provided by financing activities of $16,463,000. Cash flows used by operating activities were principally attributable to the need to fund growth in accounts receivable and their carrying costs. Cash flows used in investing activities are principally related to the purchase of RHO. Cash flows from financing activities were principally attributable to net proceeds available to the Company in connection with its sale of Debentures (which were redeemed on June 25, 1997) and net borrowings under the credit facility with U.S. Bank (which was repaid on June 25, 1997). The Debentures were redeemed and the net borrowings under the credit facility with U.S. Bank were repaid with proceeds from the Credit Facility (as described in Note 4).

As of June 30, 1997, approximately $39.0 million, or 50% of the Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions and will be amortized over a five to 40 year period, resulting in an annual charge of in excess of $1 million. Various factors could impact the Company's ability to generate the earnings necessary to support this amortization schedule, including fluctuations in the economy, the degree and nature of competition, demand for the Company's services, and the Company's ability to integrate the operations of acquired businesses, to recruit and place staffing professionals, to expand into new markets and to maintain gross margins in the face of pricing pressures. The failure of the Company to generate earnings necessary to support the amortization charge may result in an impairment of the asset. The resulting write-off could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      On July 10, 1996, the Company filed a Current Report on Form 8-K and Amendment No. 1 thereto on Form 8-K/A to report entering into the Credit Facility and to report the conversion of the Company's Series D Preferred Stock into Common Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                                      COMFORCE CORPORATION
                                                      --------------------------
                                                       Registrant


Dated: August 7, 1997                                    /s/ PAUL J. GRILLO
                                                      --------------------------
                                                       Vice President/Finance
                                                       Chief Financial Officer