Form 10-Q
period 1997-09-30
COMFORCE CORP
filed 1997-11-07
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                         Yes _X_        No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                 Outstanding at November 3, 1997
---------------------------                      -------------------------------
Common stock, $.01 par value                      13,754,039

                              COMFORCE CORPORATION


                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
                  September 30, 1997 and December 31, 1996                    1

          Condensed Consolidated Statements of Operations
                  for the three months and nine months ended
                  September 30, 1997 and September 30, 1996                   3

          Condensed Consolidated Statement of Changes in Stockholders'
                  Equity for the nine months ended September 30, 1997         4

          Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 1997
                  and September 30, 1996                                      5

          Notes to Condensed Consolidated Financial Statements                6

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              13


PART II   OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                   18



SIGNATURES                                                                   19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                               September 30,       December 31,
                                                                   1997               1996
                                                               -------------       ------------
                                                               (unaudited)
                    ASSETS
Current assets:
   Cash and equivalents                                            $ 2,670           $ 3,608
   Restricted cash                                                     360              --
  Accounts receivable, net of allowance of doubtful
      accounts of $501 in 1997 and $213 in 1996
  Prepaid expenses                                                  26,547            12,042
                                                                     1,050               243
  Deferred income tax                                                2,028               278
  Deferred financing fees                                            1,628              --
                                                                       590              --
  Other                                                                243               373
                                                                   -------           -------
          Total current assets                                      35,116            16,544
                                                                   -------           -------

Property, plant and equipment                                        1,937               890
Less:  accumulated depreciation and amortization                       488               146
                                                                   -------           -------
                                                                     1,449               744
                                                                   -------           -------
Other assets:
   Excess of cost over net assets acquired, net of
      accumulated amortization of $1,425 in 1997 and
      $526 in 1996                                                  38,722            24,756
   Other                                                               452             1,322
                                                                   -------           -------
                                                                    39,174            26,078
                                                                   -------           -------
                           Total Assets                            $75,739           $43,366
                                                                   =======           =======


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
                                 (in thousands)


                                                                September 30,    December 31,
                                                                -------------    ------------
                                                                    1997            1996
                                                                    ----            ----
         LIABILITIES                                            (unaudited)
Current liabilities:
   Borrowings under revolving line of credit                       $ 16,488      $  3,850
   Accounts payable                                                     956         1,398
   Accrued expenses                                                   5,232         1,961
   Payroll tax liabilities                                            3,337           969
   Income taxes                                                        --             354
                                                                   --------      --------
                    Total current liabilities                        26,013         8,532
                                                                   --------      --------


Deferred income tax
Long-term debt                                                           90            90
                                                                     20,000          --
Other liabilities                                                       690          --
                                                                   --------      --------
                    Total liabilities                                46,793         8,622
                                                                   --------      --------

Commitments and contingencies

       STOCKHOLDERS EQUITY
6% Series  D  convertible preferred  stock, $.01 par value;
    15,000 shares authorized,7,002 shares issued and
    outstanding in 1996.  Liquidation value of $1,000 per
    share ($7,002,000)
                                                                       --               1
5% Series F convertible preferred stock, $.01 par value;
    10,000 shares authorized,  500 shares issued and outstanding in 1997 and 3,250 shares issued and outstanding in 1996
    Liquidation value of $1,000 per share ($500,000 in 1997)              1             1

Common stock, $.01 par value;  100,000,000 shares
    authorized,  13,744,039 shares
    issued and outstanding in 1997
    and 12,701,934  shares issued and outstanding in 1996               137           127

    Additional paid-in capital                                       30,485        34,253

    Retained earnings (deficit) since January 1, 1996                (1,677)          362
                                                                   --------      --------
    Total stockholders' equity                                       28,946        34,744
                                                                   --------      --------
    Total liabilities and stockholders' equity                     $ 75,739      $ 43,366
                                                                   ========      ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                                               -------------------------------     -------------------------------

                                                                    1997              1996             1997             1996
                                                                  ---------        ---------        ---------        ---------
Net Sales                                                         $  54,509        $  20,356        $ 145,986        $  33,514
                                                                  ---------        ---------        ---------        ---------
Costs and expenses:
Cost of goods sold                                                   47,476           17,688          127,227           28,690
Selling, general and administrative                                   4,503            1,718           11,842            2,891
Depreciation and amortization                                           439              115            1,241              343
                                                                  ---------        ---------        ---------        ---------
                                                                     52,418           19,521          140,310           31,924
                                                                  ---------        ---------        ---------        ---------
Operating income                                                      2,091              835            5,676            1,590
                                                                  ---------        ---------        ---------        ---------

Other income                                                           --                 13              344               29
Interest expense:
Bridge financing costs                                                 --               --             (5,822)            --
Other interest, net of interest income                               (1,135)             (51)          (2,151)            (102)
                                                                  ---------        ---------        ---------        ---------

                                                                     (1,135)             (38)          (7,629)             (73)
                                                                  ---------        ---------        ---------        ---------
Income (loss) before income taxes                                       956              797           (1,953)           1,517
Provision (credit) for income taxes                                     391              342             (646)             610
                                                                  ---------        ---------        ---------        ---------

Net income (loss)                                                       565              455           (1,307)             907


Dividends on preferred stock                                              6              123              732              193
                                                                  ---------        ---------        ---------        ---------
Income (loss) available to common stockholders                    $     559        $     332        $  (2,039)       $     714
                                                                  =========        =========        =========        =========


Earnings (loss) per share                                         $    0.04        $    0.03        $   (0.15)       $    0.06
                                                                  =========        =========        =========        =========


Weighted average number of shares of common
stock and common stock equivalents outstanding                       15,116           13,303           13,256           12,661
                                                                  =========        =========        =========        =========


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                 (Unaudited in thousands, except per share data)



                                                                             Series D                    Series F
                                          Common Stock                    Preferred Stock             Preferred Stock
                                          ------------                    ---------------             ---------------

                                       Shares      Dollars              Shares      Dollars          Shares       Dollars
                                       ------      -------              ------      -------          ------       -------
Balance at December 31, 1996        12,701,934           $127          7,002             $1          3,250             $1
   Exercise of stock options           124,000              1             --             --             --             --
   Exercise of stock warrants           65,000              1             --             --             --             --
   Redemption of Series F
      preferred stock                       --             --             --             --         (2,750)            --
   Conversion of Series D
      preferred stock                  583,500              6         (7,002)            (1)            --             --
   Issuance of common stock as
      inducement to effect
      Series D conversion               87,750              1             --             --             --             --
   SEC Registration fees                    --             --             --             --             --             --
   Issuance of warrants in
      connection with debt
      placement                             --             --             --             --             --             --
   Issuance of common stock in
      connection with payment
      right                            385,591              4             --             --             --             --
   Issuance of common stock as
      consideration for interest
      owed on debt                     118,145              1             --             --             --             --
   Redemption of common
      stock                           (321,867)            (4)            --             --             --             --
   Redemption of partial shares
      of common stock                      (14)            --             --             --             --             --
   Net loss                                 --             --             --             --             --             --
   Dividends:
   Series D preferred stock                 --             --             --             --             --             --
   Series F preferred stock                 --             --             --             --             --             --
                                   -----------    -----------    -----------    -----------    -----------    -----------
   Balance as of
     September 30, 1997             13,744,039           $137              0             $0            500             $1
                                   ===========    ===========    ===========    ===========    ===========    ===========


                                                    Retained
                                                    Earnings
                                                    (Deficit)
                                     Additional      Since           Total
                                      Paid-in       January 1,    Stockholders'
                                      Capital         1996           Equity
                                      -------         ----           ------

Balance at December 31, 1996           $34,253           $362        $34,744
   Exercise of stock options               141             --            142
   Exercise of stock warrants              170             --            171
   Redemption of Series F
      preferred stock                   (3,162)            --         (3,162)
   Conversion of Series D
      preferred stock                       (5)            --             --
   Issuance of common stock as
      inducement to effect
      Series D conversion                  492           (493)            --
   SEC Registration fees                  (619)            --           (619)
   Issuance of warrants in
      connection with debt
      placement                          1,004             --          1,004
   Issuance of common stock in
      connection with payment
      right                                 (4)            --             --
   Issuance of common stock as
      consideration for interest
      owed on debt                         632             --            633
   Redemption of common
      stock                             (2,417)            --         (2,421)
   Redemption of partial shares
      of common stock                       --             --             --
   Net loss                                 --         (1,307)        (1,307)
   Dividends:
   Series D preferred stock                 --           (195)          (195)
   Series F preferred stock                 --            (44)           (44)
                                   -----------    -----------    -----------
   Balance as of
     September 30, 1997                $30,485        $(1,677)       $28,946
                                   ===========    ===========    ===========


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (Unaudited in thousands)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                        -------------------
                                                                        1997         1996
                                                                        ----         ----
Net cash flows used by operating activities                             $(2,755)    $(4,321)
                                                                        -------    --------
Cash flows from investing activities:

   Acquisition payments, net of cash acquired                           (14,355)     (9,442)

   Officer loans                                                             30        (367)

   Restricted cash                                                         (360)        (50)

   Additions to property, plant and equipment                              (548)       (183)
                                                                        -------    --------

Net cash flows (used by) from investing activities                      (15,233)    (10,042)
                                                                        -------    --------

Cash flows from financing activities:
   Payment of note payable                                                   --        (500)

   Proceeds from revolving lines of credit                               52,835        4,150

   Repayment on revolving lines of credit                               (45,481)       (900)

   Proceeds from short-term debt                                         20,628          --

   Payment of short-term debt                                           (27,930)         --

   Proceeds from long-term debt                                          20,000          --

   Repurchase of common stock                                            (2,421)         --

   Proceeds from issuance of Preferred Stock                                 --      11,052

   Proceeds from exercise of stock options                                  142          23

   Proceeds from exercise of warrants                                       171       1,046

   Payment of registration costs                                           (619)       (100)

   Dividends paid                                                          (275)       (105)
                                                                        -------    --------

Net cash flows from financing activities                                 17,050      14,666
                                                                        -------    --------

Increase (decrease) in cash and cash equivalents                           (938)        303

Cash and equivalents, beginning of period                                 3,608         649
                                                                        -------    --------

Cash and equivalents, end of period                                     $ 2,670    $    952
                                                                        =======    ========

Supplemental cash flow information:

Cash paid during the period for:

    Interest                                                             $1,044    $    103

    Income taxes paid                                                       227         119

Supplemental schedule of noncash investing and financing activities:

   Quasi-reorganization                                                      --     (93,847)

   Common stock issued to settle liabilities                                633         276

   Issuance of short-term debt to redeem Series F preferred stock         3,162          --


   Dividends accrued but not yet paid                                       102          88

   Net change in ARTRA receivables and liabilities                           --      (2,968)

   Warrants issued in connection with the sale of convertible             1,004          --
      debentures

   Warrants issued in connection with short-term loan                       100          --

   Warrants issued in connection with credit facility                       170          --
   Common stock issued for purchase of Force Five, Inc.                      --         500
   Repayment of officer loans (see note 9)                                  352          --


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

COMFORCE Corporation ("COMFORCE" or the "Company") currently operates in one industry segment as a provider of telecommunications and computer technical staffing and consulting services worldwide.

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

As discussed in Note 3, on February 28, 1997, the Company purchased all of the stock of RHO Company Incorporated ("Rhotech"). Rhotech is in the business of providing contract employees to other businesses.

The accompanying unaudited interim financial statements of COMFORCE Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results of operations for the entire year.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 becomes effective in fiscal 1999. Management has not yet evaluated the effects of this change on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenues. SFAS 131 becomes effective in fiscal 1999. Management has not yet evaluated the effect of this change on the Company's financial statements.

               3. CERTAIN ACQUISITIONS AND PROPOSED ACQUISITIONS

Rhotech Acquisition

On February 28, 1997, the Company purchased all of the stock of Rhotech for $14.8 million in cash, plus a contingent payout to be paid over three years on future earnings of Rhotech payable in stock in an aggregate amount not to exceed $3.3 million. The maximum number of shares issuable under the contingent payout is 386,249 shares. The acquisition of Rhotech was accounted for under the purchase method and, accordingly, Rhotech's operations are included in the Company's statement of operations from the date of acquisition. The cash portion of the purchase price paid at closing was principally funded through the Company's offering of Subordinated Convertible Debentures. (See Note 4.) Rhotech provides specialists primarily in the technical services and information technology sectors. In connection with the closing of the Rhotech acquisition and in recognition of the efforts of James L. Paterek, Chairman of the Company, Christopher P. Franco, Chief Executive Officer of the Company, and Michael
Ferrentino, President of the Company, including providing their personal guarantees on certain loans to the Company through the pledging of their shares of Company stock, the Company paid each of these officers $75,000.

Proposed Uniforce Acquisition and Related Financing

On August 13, 1997, the Company, Uniforce Services, Inc. ("Uniforce") and COMFORCE Columbus, Inc., a wholly-owned subsidiary of the Company (the "Subsidiary"), executed an Agreement and Plan of Merger (the "Merger Agreement") which provides for the acquisition of Uniforce by the Company. Pursuant to the Merger Agreement, on October 27, 1997, the Company caused the Subsidiary to commence a tender offer (the "Offer") to acquire all of the outstanding Uniforce common stock (the "Uniforce Shares") for a per share price of $28 in cash and
0.5217 shares of the Company's Common Stock (collectively the "Per Share Amount"), or an aggregate purchase price of approximately $93.6 million in cash and approximately 1.6 million shares of the Company's Common Stock. The Merger Agreement also provides, subject to various conditions some of which are described below, for a merger (the "Merger") pursuant to which all holders of Uniforce Shares who have not tendered their stock to the Subsidiary will receive the Per Share Amount, and Uniforce will become a wholly-owned subsidiary of COMFORCE Operating, Inc., a newly-formed, wholly-owned subsidiary of the Company ("COI").

Pursuant to the Merger Agreement, the Company's obligation to accept for payment and pay for shares of Uniforce Shares pursuant to the Offer is subject to the condition that at least two-thirds of the then outstanding Uniforce Shares are tendered or otherwise held by the Company, and to certain other conditions. In addition, the Merger is subject to various conditions set forth in the Merger Agreement, and may also be terminated by either party in circumstances specified in the Merger Agreement.

The Company estimates that the total amount of funds required by the Subsidiary to purchase all of the Uniforce Shares issued and outstanding and Uniforce Shares issuable upon exercise of the outstanding Uniforce stock options pursuant to the Offer and the Merger will be approximately $93.6 million. In addition, the Company estimates that the total amount of funds required to refinance certain existing indebtedness of the Company and Uniforce, provide for working capital and pay fees and expenses incurred in connection with the Offer and the Merger will be approximately $80.6 million.

The Company and COI expect to obtain debt financing in the aggregate amount of $210 million (which includes a $75 million revolving credit facility as discussed below), of which approximately $93.6 million will be applied to purchase the Uniforce Shares in the Offer and effect the Merger and $80.6 million will be used to pay related fees and expenses and refinance certain existing indebtedness of Uniforce and the Company. The Offer and the Merger are both conditioned upon the receipt of this financing by the Company.

In August 1997, the Company engaged NatWest Capital Markets Limited ("NatWest") to act as its exclusive financial advisor and initial purchaser or lead placement agent in connection with certain debt offerings to fund the Uniforce acquisition, such offerings to be conducted on a best efforts basis. No assurance can be given that NatWest will be successful in consummating such offerings.

In addition, in November 1997, the Company received a commitment letter from Heller Financial, Inc. ("Heller") for a $75 million revolving credit facility (the "New Credit Facility") to refinance the existing credit facilities of the Company and Uniforce. This financing is subject to various conditions, and no assurance can be given the New Credit Facility will be made available to the Company or, if so, on terms which are acceptable to the Company.

In accordance with the foregoing, the Company expects to finance the Uniforce acquisition and to refinance the existing credit facilities of the Company and Uniforce through (i) the issuance of $110 million in principal amount of Senior Notes due 2007 to be issued by COI, a wholly-owned subsidiary of the Company,
(ii) the issuance of 25,000 Units representing $25 million in principal amount of Senior Secured PIK Debentures due 2009 with Warrants to purchase the Company's Common Stock to be issued by the Company, (iii) an initial draw under the New Credit Facility to be entered into by COI and Heller, together with existing cash balances, aggregating $39.2 million (the New Credit Facility, together with the issuance of the Senior Notes and the Units, the "New Financings").

4.   DEBT

At September 30, 1997, current and long-term debt (in thousands) consists of:

                                                                         September 30,          December 31,
                                                                         -------------          ------------
                                                                             1997                   1996
                                                                             ----                   ----
Current debt
    Revolving line of credit, due in July 1998, with interest
    payable monthly at the bank's prime rate plus .75%.  At
    September 30, 1997,  the bank's prime rate was 8.5%.                   $16,488                 $3,850

Long-term debt
   Term  loan with interest payable at the bank's prime rate
   plus 1.75%.  At September  30, 1997, the bank's prime rate              $20,000
   was 8.5%.

From February 27 to March 21, 1997 (each date of sale a "Closing Date"), the Company sold $25.2 million of its Subordinated Convertible Debentures ("Old Debentures") to certain institutional investors for cash or in exchange for shares of the Company's Series F Preferred Stock. In the case of the shares exchanged, the Company effected the repurchase of 2,750 of the 3,250 outstanding shares of its Series F Preferred Stock by issuing Old Debentures in the original principal amount of 115% of the liquidation value of the Series F Preferred Stock to the holders thereof (the "Series F Holders"), which premium had been included as an accretive dividend in December 1996. The Old Debentures bore interest at the rate of 8% per annum, and were to bear interest at the rate of 10% per annum commencing 180 days after each Closing Date. Interest on the Old Debentures was payable quarterly in cash or in common stock of the Company, at the Company's option. Warrants to purchase 302,400 shares of the Company's common stock at prices ranging from $6.85 to $7.65 per share were issued in connection with this financing, which were valued at $734,000. In connection with this financing, the Company incurred costs of approximately $5.8 million which were expensed during the first half of 1997.

On June 25, 1997, the Company completed a $40 million credit facility (the "Existing Credit Facility") with Fleet National Bank, as lender and agent ("Fleet"), and U.S. Bank, Washington, as lender ("U.S. Bank") (collectively, "Lenders"). The Existing Credit Facility consists of a revolving credit facility of up to $20 million and a $20 million term loan.

The Company utilized all of the proceeds of the term loan and a portion of the availability under the revolving credit facility to redeem the Company's $25.2 million in outstanding principal amount of Old Debentures issued principally to fund the Company's acquisition of Rhotech in February 1997. Additional funds available under the revolving credit facility were used to retire the existing $7.5 million revolving credit facility of Rhotech with U.S. Bank. The Company intends to use available funds under the revolving credit facility for working capital and general corporate purposes, including for acquisitions, subject to the satisfaction of the conditions therefore set forth in the Existing Credit Facility. Borrowings under the revolving credit facility are subject to various financial covenants and other conditions. At September 30, 1997, the Company was in compliance with all covenants and conditions of the Existing Credit Facility.

The revolving credit facility and the term loan bear interest at a rate equal to 0.75% and 1.75%, respectively, in excess of Fleet's prime rate as announced from time to time. The Company's obligations under the Existing Credit Facility are secured by substantially all of its assets. In addition, James L. Paterek, the Chairman of the Company, Christopher P. Franco, the Chief Executive Officer of the Company, and Michael Ferrentino, the President of the Company, each pledged 500,000 shares of the Company's common stock held by them and all of the options to purchase common stock held by them as additional collateral for the Company's obligations under the Existing Credit Facility. The scheduled maturity date of the revolving credit facility is July 10, 1998. Subject to Fleet's right to issue a call notice requiring repayment of the term loan at any time on or after July 10, 1998, the term loan is payable in quarterly installments as follows:
$750,000 on July 1, 1998 and at the end of each calendar quarter thereafter through and including December 31, 1999; $1,475,000 at the end of each calendar quarter beginning March 31, 2000 and ending March 31, 2002, and a final balloon payment equal to the sum of unpaid principal plus accrued interest on June 30, 2002. The Company intends to restructure its financing with the New Financings discussed in Note 3.

The Company incurred fees and expenses of approximately $1.7 million in connection with obtaining the Existing Credit Facility, which will be amortized over the term of the Existing Credit Facility, including amounts awarded to Messrs. Paterek, Franco and Ferrentino for pledging their shares to further collateralize the Company's obligations under the Existing Credit Facility (see
Note 9). In addition,  the Company agreed to issue to Fleet warrants to purchase
(i) 100,000 shares of common stock at an exercise price of $7.30 per share ($1.50 per share in excess of the average closing price of the common stock for the five business days ended June 24, 1997), exercisable until June 25, 2000 and
(ii) upon the occurrence of certain specified conditions, 100,000 shares of common stock at an exercise price of $0.75 per share in excess of the average closing price of the common stock for the five business days ending prior to the date of the occurrence of the specified conditions, exercisable commencing on such date and for a period of three years thereafter (see Note 5).

5.   EQUITY

During the first nine months of 1997, options to purchase 124,000 shares of common stock at a price of $1.125 per share were exercised.

During the first nine months of 1997, the Company issued warrants with a value of $734,000 to purchase 302,400 shares of common stock at prices ranging from $6.85 to $7.65 in connection with issuance of the Old Debentures and warrants with a value of $170,000 to purchase 100,000 shares of common stock at a price of $7.30 per share in connection with a long-term credit facility.

During the first nine months of 1997, the Company issued 100,000 warrants with a value of $100,000 in connection with a short-term loan made to the Company.

During the first nine months of 1997, warrants to purchase 65,000 shares of common stock were exercised at prices ranging from $2.00 to $3.375 per share.

During the first nine months of 1997, the Company effected the repurchase of 2,750 of the 3,250 outstanding shares of its Series F Preferred Stock with a value of $3,162,000 through the issuance of its Old Debentures. (See Note 4.)

During the first nine months of 1997, 7,002 shares of Series D Preferred Stock were converted into 671,250 shares of common stock under the conversion terms. Such common shares included 87,750 shares with a market value of $493,000 given to induce certain conversions. These additional shares have been accounted for as a preferred stock dividend in the second quarter of 1997.

In June 1997, 118,145 shares of common stock were issued in consideration for interest of $633,000 owed on the Old Debenture financing.

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

In February 1997, in connection with its sale of its Old Debentures to the investors who purchased 460,000 shares of the Company's common stock in December 1996, described above, the Company granted to such investors put options under which the Company agreed to repurchase 115,000 of the shares on each of April 28, 1997, May 28, 1997, June 27, 1997 and July 27, 1997 made in satisfaction of the payment right described above, subject to termination of such put options upon earlier repayment of the Old Debentures. In the case of cash payments under the payment right, this adjustment is effected through a reduction of the put option price by the amount of the cash payment. In the case of payments in stock under the payment right, this adjustment is effected through an increase in the aggregate number of shares subject to the put option, without adjustment of the aggregate put option price. On April 28 and May 28, 1997, the investors elected to exercise the put option. As a result of the Company's satisfaction of the payment right through its issuance of shares of common stock, the number of shares the Company was required to repurchase was increased by 80,782 shares. Consequently, the Company repurchased 310,782 shares of its common stock for $2,300,000. The put options for June 27, 1997 and July 27, 1997 terminated by their terms by reason of the Company's repayment of the Old Debentures on June 25, 1997.

6.   EARNINGS PER SHARE

Earnings per common share is computed by dividing net earnings available for common stockholders by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants), outstanding during each period. Common stock equivalents relate to outstanding stock options and warrants. For this computation, shares of the Series F Preferred Stock are anti-dilutive and as such are not considered common stock equivalents and are excluded from this calculation. The dividends of $688,000 accrued or paid on the Series D Preferred Stock for the nine months ended September 30, 1997, and the dividends of $6,000 and $44,000 respectively accrued or paid on the Series F Preferred Stock for the three and nine months ended September 30, 1997, have been deducted for computing earnings available to common stockholders. For the nine month period ended September 30, 1997, common stock equivalents have not been included in this calculation as their effect is antidilutive. For the three and nine month periods ended September 30, 1997 and the three and nine month periods ended September 30, 1996, fully diluted earnings per share have not been presented as the result is anti-dilutive or does not differ from primary earnings per share.

Primary earnings per share is calculated as follows (in thousands):

                                               Three Months Ended September 30,         Nine Months Ended September 30,
                                               --------------------------------         -------------------------------
                                                   1997                1996                 1997                1996
                                                   ----                ----                 ----                ----
Earnings (loss) available for common
  stockholders                                 $       559         $      332           $   (2,039)           $     714
                                               -----------         -----------          ---------             ---------

Weighted average number of shares
  outstanding for the period                         13,731            11,285               13,256                9,548

Dilutive effect of common stock equivalents           1,385             2,018                  --                 3,113
                                               ------------        ----------           -----------            --------
                                                     15,116            13,303               13,256               12,661
                                                ===========        ==========           ==========             ========

Primary earnings (loss) per share              $        .04        $     0.03           $    (0.15)            $   0.06
                                               ============        ==========           ==========             ========


7.   INCOME TAXES

In the three month and nine month periods ended September 30, 1997, the difference between the federal statutory income tax rate and the Company's effective tax rate relates primarily to state income taxes and the nondeductibility of certain intangible assets amortization.

8.   LITIGATION

In January 1997, Austin A. Iodice, who served as the Company's Chief Executive Officer, President and Vice Chairman while the Company was engaged in the jewelry business, and Anthony Giglio, who performed the functions of the Company's Chief Operating Officer while the Company was engaged in the jewelry business, filed separate suits against the Company in the Connecticut Superior Court alleging that the Company had breached the terms of management agreements entered into with them by failing to honor options to purchase Common Stock awarded to them in connection with the management of the jewelry business under the terms of such management agreements and the Company's Long-Term Stock Investment Plan. The suits allege that the plaintiffs are entitled to an unspecified amount of damages. The Company believes that the option to purchase 370,419 shares granted to Mr. Iodice (through Nitsua, Ltd., a corporation wholly-owned by him) and the option to purchase 185,210 shares granted to Mr. Giglio, each having an exercise price of $1.125 per share, expired in 1996, three months after Messrs. Giglio and Iodice ceased to be employed by the Company. Messrs. Giglio and Iodice maintain that they were agents and not employees of the Company and that the options continue to be exercisable. In March 1997, the Company filed motions to dismiss each of these suits, and the court scheduled hearings on these motions for December 1997. The Company intends to vigorously defend these suits.

In a case filed in U.S. District Court, Central District of California, against Rhotech and Technical Staff Associates,

Inc. ("TSA"), which was acquired by Rhotech in 1992, TSA's former insurance carrier has alleged that TSA and Rhotech are obligated to repay to it approximately $1.6 million that it was required to pay in connection with an injury and death that occurred in November 1992 to a temporary employee of TSA. The action has been referred to Rhotech's insurance carrier, which is defending it with a reservation of rights. Rhotech has been granted summary judgment with respect to all claims made in the action, which judgment is the subject of an appeal by the plaintiff. Management believes that the case is without substantial merit and intends to vigorously defend it.

In  December  1994,  the  Company  was  notified  by the  Federal  Environmental
Protection Agency that it was a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") for the disposal of hazardous substances at a site in Gary, Indiana. The alleged disposal occurred in the mid-1970s at a time when the Company conducted manufacturing operations. In this connection, in December 1994, the Company was named as one of approximately 80 defendants in a case brought in the United States District Court for the Northern District of Indiana by a group of 14 potentially responsible parties who agreed in a consent order entered into with the EPA to clean-up this site. In October 1997, ARTRA entered into a settlement agreement with the plaintiffs to settle the case for a cash payment of $50,000. Under the terms of this settlement agreement, the Company was dismissed as a defendant in the case and released and discharged from liability in connection with this matter.

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

9.   RELATED PARTY TRANSACTION

The Company paid L.H. Frishkoff & Company, a certified public accounting firm at which Richard Barber, a Director of the Company, is a partner, approximately $196,907 in fees during 1997 for tax-related advisory services.

As a condition to the funding of the Existing Credit Facility (see Note 4), the Lenders required James L. Paterek, the Company's Chairman, Christopher P. Franco, the Company's Chief Executive Officer, and Michael Ferrentino, the Company's President, to each pledge as additional collateral to secure the Company's obligations under the Existing Credit Facility 500,000 shares of the Company's common stock owned by them and all of the options to purchase common stock held by them (281,250 shares in the case of Messrs. Paterek and Ferrentino and 112,500 shares in the case of Mr. Franco), which shares had a current market value in excess of $12 million at the approximate time of the transaction. The board of directors of the Company engaged an independent valuation firm to value these pledges by the principals.

In recognition of both the substantial benefit afforded to the Company by the pledges and the cost to the principals of making the pledges, the board of directors authorized the issuance of an aggregate consideration of approximately $650,000 to these principals, which amount was utilized to repay outstanding loans of such officers due to the Company and related payroll withholding taxes. The board of directors has deemed such consideration reasonable based on the valuation of the pledges as determined by the appraisal performed by the independent valuation firm. The aggregate amount of this consideration, approximately $650,000, is included as a part of the fees and expenses incurred in connection with the Existing Credit Facility (as described in Note 4).

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below supplements the information found in the unaudited consolidated financial statements and related notes. The matters discussed below and elsewhere in this Report contain forward looking statements that involve risks and uncertainties, many of which may be beyond the Company's control. See "Forward Looking Statements" in this Item 2 for a discussion of certain of such risks and uncertainties.

Overview

Set forth below is a discussion and analysis of financial condition and results of operations of the Company. The Company believes that its future operating results may not be directly comparable to historical operating results of the Company if its proposed acquisition of Uniforce Services, Inc. ("Uniforce") is consummated (see Note 3 to the Unaudited Condensed Consolidated Financial Statements).

In addition, since October 1995, the Company has completed seven acquisitions. Each of these prior acquisitions has been accounted for on a purchase basis and the results of operations of each of the businesses acquired have been included in the Company's historical financial statements from the date of acquisition. Certain of these prior acquisitions provide for contingent payments by the Company as a part of the purchase consideration based upon the operating results of the acquired businesses for specified future periods. The prior acquisitions have been financed by the Company principally through its issuance of debt and equity securities and borrowings under bank credit facilities. As a result, the Company's historical results of operations include bridge financing costs and preferred stock dividends which may not be incurred in future periods.

Gross margins on staffing services can vary significantly depending on factors such as the specific services being performed, the overall contract size and the amount of recruiting required. Margins on the Company's sales in the technical services sector are typically significantly lower than those in the telecommunications and information technology sectors. Additionally, in certain markets the Company has experienced significant pricing pressure from some of its competitors. Consequently, changes in the Company's sales mix can be expected to impact the overall gross margins generated by the Company.

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employee related expenses for its employees, including workers' compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company offers health, dental, disability and life insurance to its billable employees. Staffing and consulting companies, including the Company, typically pay their billable employees weekly for their services before receiving payment from their customers, often resulting in significant outstanding receivables. To the extent the Company increases revenues through acquisitions and/or internal growth, these receivables will grow and there will be greater requirements for borrowing availability under its credit facilities to fund current operations.

In addition, the principal assets of staffing and consulting companies are typically their relationships with their employees and their customers, rather than tangible assets. Consequently, amortization of intangibles, principally goodwill, has increased as a result of the Company's seven acquisitions since October 1995 and can be expected to further increase if the Company continues to grow through acquisitions.

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Revenues of $54.5 million for the three months ended September 30, 1997 were $34.1 million, or nearly 168% higher than revenues for the three months ended September 30, 1996. The increase in 1997 revenues is attributable principally to the Company's completion of five acquisitions since the end of the first quarter of 1996.

Cost of revenues for the three months ended September 30, 1997 was 87.1% of revenues or a 0.2% increase compared to cost of revenues of 86.9% for the three months ended September 30, 1996.

Selling, general and administrative expenses as a percentage of revenue was 8.3% for the three months ended September 30, 1997, compared to 8.4% for the three months ended September 30, 1996.

Operating income for the three months ended September 30, 1997 was $2.1 million, compared to operating income of $835,000 for the three months ended September 30, 1996. This increase was principally attributable to the Company's completion of five acquisitions since the end of the first quarter of 1996.

The Company's interest expense for the three months ended September 30, 1997 is attributable principally to interest charged under the Company's $40 million credit facility (the "Existing Credit Facility") with Fleet National Bank, as lender and agent ("Fleet"), and U.S. Bank, Washington, as lender ("U.S. Bank") (collectively, "Lenders").

The income tax provision for the three months ended September 30, 1997 was for $391,000 on pretax income of $956,000, compared to taxes of $342,000 on pretax income of $797,000 for the three months ended September 30, 1996. The difference between the federal statutory income tax rate and the Company's effective tax rate relates primarily to state income taxes and the nondeductibility of certain intangible assets.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Revenues of $146 million for the nine months ended September 30, 1997 were $112.5 million, or nearly 336% higher than revenues for the nine months ended September 30, 1996. The increase in 1997 revenues is attributable principally to the Company's completion of five acquisitions since the end of the first quarter of 1996.

Cost of revenues for the nine months ended September 30, 1997 was 87.2% of revenues compared to cost of revenues of 85.6% for the nine months ended September 30, 1996. The 1997 cost of revenues increase of 1.6% is a result of COMFORCE's expansion into more mature technical staffing sectors, which historically generate gross margins substantially lower than telecommunications and information technology sectors, principally due to the nature of the related contracts and competition in this sector.

Selling, general and administrative expenses as a percentage of revenue was 8.1% for the nine months ended September 30, 1997, compared to 8.6% for the nine months ended September 30, 1996. The decrease is principally attributable to the acquisitions completed during 1996 and 1997 which contributed increased revenues with lower incremental selling, general and administrative costs.

Operating income for the nine months ended September 30, 1997 was $5.7 million, compared to operating income of $1.6 million for the nine months ended September 30, 1996. This increase was principally attributable to the Company's completion of five acquisitions since the end of the first quarter of 1996.

The Company's interest expense for the nine months ended September 30, 1997 is attributable principally to the amortization of bridge finance costs payable on the $25.2 million principal amount of Subordinated Convertible Debentures ("Old Debentures") issued by the Company in February and March 1997, the proceeds of which were used to partially fund the acquisition of RHO Company Incorporated ("Rhotech") and for working capital purposes. The Old Debentures were refinanced in June 1997.

The income tax reflects a credit for the nine months ended September 30, 1997 for $646,000 on a loss before income taxes of $2 million, compared to taxes of $610,000 on pretax income of $1.5 million for the nine months ended September 30, 1996. Such credit assumes that the Company will have taxable income in future periods. The difference between the federal statutory income tax rate and the Company's effective tax rate relates primarily to state income taxes and the nondeductibility of certain intangible assets.

Financial Condition, Liquidity and Capital Resources

During the first nine months of 1997, the Company's primary sources of funds to meet working capital needs were from operations, funds made available through the Company's $25.2 million offering of the Old Debentures in February and March 1997 and borrowings under a short-term credit facility with U.S. Bank entered into in February 1997 which provided for up to $7.5 million in availability. A portion of the net proceeds from the offering of the Old Debentures was also used to fund the Company's acquisition of Rhotech in February 1997.

On June 25, 1997, the Company completed the $40 million Existing Credit Facility. The Existing Credit Facility consists of a revolving credit facility of up to $20 million and a $20 million term loan. The Company utilized all of the proceeds of the term loan and a portion of the availability under the revolving credit facility to redeem the Old Debentures. Additional funds available under the revolving credit facility were used to retire the existing $7.5 million revolving credit facility with U.S. Bank. The Company intends to use available funds under the revolving credit facility for working capital and general corporate purposes, including for acquisitions, subject to satisfaction of the conditions set forth in the Existing Credit Facility. Borrowings under the revolving credit facility are subject to various financial covenants and other conditions.

The revolving credit facility and the term loan bear interest at a rate equal to 0.75% and 1.75%, respectively, in excess of Fleet's prime rate as announced from time to time. The Company's obligations under the Existing Credit Facility are secured by substantially all of its assets. Subject to Fleet's right to issue a call notice requiring repayment of the term loan at any time on or after July 10, 1998, the term loan is payable in quarterly installments as follows:
$750,000 on July 1, 1998 and at the end of each calendar quarter thereafter through and including December 31, 1999, $1,475,000 at the end of each calendar quarter beginning March 31, 2000 and ending March 31, 2002, and a final balloon payment equal to the sum of unpaid principal plus accrued interest on June 30, 2002. The Company presently expects to repay the Existing Credit Facility with the proceeds from the New Financings (as defined and described in Note 3 to the Condensed Consolidated Financial Statements), although no assurance can be given that the New Financings will be completed. See "Forward Looking Statements" in this Item 2.

The Company has historically paid its billable employees weekly for their services before receiving payment from its customers. Additionally, certain statutory payroll and related taxes, as well as other fringe benefits, are generally paid by the Company before the Company receives payment from its customers. Consequently, a significant portion of the Company's cost of revenues is normally paid by the Company prior to receiving payment from its customers. Increases in the Company's revenues, resulting from expansion of existing offices or establishment of new offices, will require additional cash resources necessary to support such growth. Following the Uniforce acquisition, the debt service costs associated with the borrowing under the New Financings will significantly increase liquidity requirements. Management of the Company believes that, based on pro forma results of operations and anticipated growth, including growth through acquisitions, cash flow from operations and funds anticipated to be available under the New Credit Facility (as defined in Note 3 to the Condensed Consolidated Financial Statements) will be sufficient to service the Company's indebtedness, to fund growth at anticipated levels and to meet anticipated working capital requirements for the foreseeable future.
However, various factors could prevent the Company from realizing these objectives.

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

Cash and cash equivalents decreased $938,000 during the nine months ended September 30, 1997. Cash flows of $2,756,000 used in operating activities and cash flows of $15,232,000 used by investing activities were in excess of cash flows provided by financing activities of $17,050,000. Cash flows used by operating activities were principally attributable to the need to fund growth in accounts receivable and their carrying costs. Cash flows used in investing activities are principally related to the purchase of Rhotech. Cash flows from financing activities were principally attributable to net proceeds available to the Company in connection with its sale of the Old Debentures (which were redeemed on June 25, 1997), net borrowings under the credit facility with U.S. Bank (which was repaid on June 25, 1997) and net borrowings under the Existing Credit Facility. The Old Debentures were redeemed and the net borrowings under the credit facility with U.S. Bank were repaid with proceeds from the Existing Credit Facility (as described in Note 4 to the Company's Condensed Consolidated Financial Statements).

As of September 30, 1997, approximately $39.0 million, or 51% of the Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions and will be amortized over a five to 40 year period, resulting in an annual charge of approximately $4.0 million. Various factors could impact the Company's ability to generate the earnings necessary to support this amortization schedule. The failure of the Company to generate earnings necessary to support the amortization charge may result in an impairment of the asset. The resulting write-off could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company estimates that the total amount of funds required to effect the Uniforce acquisition will be approximately $93.6 million. In addition, the Company estimates that the total amount of funds required to refinance certain existing indebtedness of the Company and Uniforce, provide for working capital and pay fees and expenses incurred in connection with the Uniforce acquisition will be approximately $80.6 million. The Company expects to fund these costs from the proceeds of the New Financings and available cash from operations. See
Note 3 to the Condensed Consolidated Financial Statements. No assurance can be given that the New Financings will be completed. See "Forward Looking Statements" in this Item 2.

Seasonality

The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for services in the technical services sector has historically been lower during the year-end holidays through January of the following year, showing gradual improvement over the remainder of the year. Although less pronounced than in technical services, the demand for services of the telecommunications and information technology sectors is typically lower during the first quarter until customers' operating budgets are finalized. The Company believes that the effects of seasonality will be less severe in the future as revenues contributed by the information technology and telecommunications sectors continue to increase as a percentage of the Company's consolidated revenues.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 becomes effective in fiscal 1999. Management has not yet evaluated the effects of this change on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenues. SFAS 131 becomes effective in fiscal 1999. Management has not yet evaluated the effect of this change on the Company's financial statements.

Forward Looking Statements

Certain statements in this Item 2 and in the notes to the Company's Condensed Consolidated Financial Statements suggest that the Company expects to acquire Uniforce and consummate the New Financings. Such statements, and similar statements as to the likely effect of such transactions and the Company's objectives and management's beliefs with respect thereto are forward looking statements. The Company may not be successful in acquiring Uniforce or in consummating the New Financings, and/or the effect of such transactions on the Company's actual results could otherwise differ materially from those projected or suggested in any forward looking statement. Factors that could cause or contribute to the foregoing include, but are not limited to, the following important factors:

The  Company  will need to obtain  additional  financial  resources  to fund its strategy of growth through acquisition, geographic expansion and market development, including consummation of the Uniforce acquisition. The consummation of the Uniforce acquisition and the financing therefor are subject to numerous conditions customary to such transactions, including, in the case of the Uniforce acquisition, the Company's ability to obtain adequate financing. The Company is currently in discussions with financing sources and currently anticipates that it will be able to obtain such financing and thereafter to consummate the Uniforce acquisition. No assurances can be given, however, that such financing will be able to be arranged or that such acquisition will be consummated.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

2.1 Agreement and Plan of Merger, dated as of August 13, 1997, by and among COMFORCE Corporation, COMFORCE Columbus, Inc. and Uniforce Services, Inc. (included as an exhibit to the Company's Current Report on Form 8-K dated August 20, 1997 and incorporated herein by reference).

2.2 Stockholders Agreement, dated as of August 13, 1997, by and among COMFORCE Corporation, COMFORCE Columbus, Inc., John Fanning and Fanning Asset Partners, L.P., a Georgia limited partnership (included as an exhibit to the Company's Current Report on Form 8-K dated August 20, 1997 and incorporated herein by reference).

10.1 Loan Agreement dated as of June 25, 1997 among the Company, COMFORCE Telecom, Inc., Sumtec Corporation, COMFORCE Technical Services, Inc., Project Staffing Support Team, Inc., COMFORCE Information Technologies, Inc., Force Five, Inc., COMFORCE IT Acquisition Corp., RHO Acquisition Company, RHO Company Incorporated, Fleet National Bank, as bank and agent, and U.S. Bank, Washington, as bank (included as an exhibit to Registration Statement on Form S-3 filed by the Company on July 11, 1997 and incorporated herein by reference).

10.2 Stock Option Agreement dated as of September 8, 1997 between the Company and Michael D. Madden (included as an exhibit to Amendment No. 1 to Registration Statement on Form S-4 filed by the Company on October 17, 1997 and incorporated herein by reference).

27.1 Financial Data Schedule (included in EDGAR document only for use by the Securities and Exchange Commission).


(b) Reports on Form 8-K.

        During the quarter ended September 30, 1997, the Company filed the following Current Reports on Form 8-K:

        On July 10, 1997 and July 11, 1997, the Company filed a Current Report and an amendment thereto, respectively, in connection with the completion of certain financing with Fleet National Bank and U.S. Bank, Washington and the redemption of the Company's $25.2 million in outstanding principal amount of Subordinated Convertible Debentures.

        On August 20, 1997, the Company filed a Current Report in connection with the execution of an Agreement and Plan of Merger pursuant to which the Company, through a subsidiary, intends to acquire Uniforce Services, Inc.

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



                                                   COMFORCE CORPORATION
                                                   --------------------
                                                   Registrant


Dated: November 7, 1997                            /s/ PAUL J. GRILLO
                                                   --------------------------
                                                   Vice President/Finance
                                                   Chief Financial Officer