Form 10-K
period 1997-12-31
COMFORCE CORP; COMFORCE OPERATING CO
filed 1998-03-31
CIK 6814, 1052013

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
      For the fiscal year ended December 31, 1997

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
      For the transition period from _____________ to _______________

                                             Commission file number
                                             COMFORCE Corporation: 1-6081
                                             COMFORCE Operating, Inc.: 333-43341

                              COMFORCE Corporation
                                       and
                            COMFORCE Operating, Inc.
             (Exact name of registrant as specified in its charter)

                                           COMFORCE Corporation:     36-23262248
          Delaware                         COMFORCE Operating, Inc.:  11-3407855
-------------------------------            -------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

2001 Marcus Avenue Lake Success, New York                          11042
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code: (516) 328-7300
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
                              Title of Each Class            on Which Registered
                          ----------------------------       -------------------

COMFORCE Corporation:     Common stock, $.01 par value           American Stock
Exchange

COMFORCE Operating, Inc.:             None

Securities registered pursuant to Section 12(g) of the Act:

COMFORCE Corporation:      None

COMFORCE Operating, Inc.:  None

                        (Cover page continued next page)

                             (Cover page continued)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at March 27, 1998:

COMFORCE Corporation:          $84,057,069

COMFORCE Operating, Inc.:      Not Applicable

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMFORCE Corporation:

            Class                    Outstanding at March 27, 1998
      ------------------             -----------------------------
      Common stock, $.01 par value             15,637,947

COMFORCE Operating, Inc.:     COMFORCE Corporation owns all of the 100 issued
                              and outstanding shares of Common Stock of COMFORCE
                              Operating, Inc.

Documents Incorporated by Reference: None

                                     PART I

ITEM 1. BUSINESS

General

      COMFORCE Corporation ("COMFORCE") is a leading provider of staffing, outsourcing and consulting solutions, primarily to Fortune 500 companies, in the growing information technology ("IT"), telecommunications, technical, professional and financial market sectors. COMFORCE also provides such services, as well as funding and administrative support services, to many smaller companies, including other outsourcing providers. COMFORCE Operating, Inc. ("COI"), a wholly-owned subsidiary of COMFORCE, was formed for the purpose of facilitating certain of the Company's financing transactions in November 1997. Unless the context otherwise requires, the term the "Company" refers to COMFORCE, COI and all of their direct and indirect subsidiaries.

      Through its network of 88 offices (57 Company-owned and 31 licensed) located throughout the United States, the Company recruits and places highly skilled contingent personnel and outsources payrolling and other financial services for a broad customer base of over 2,300 companies. The Company's labor force includes approximately 8,000 billable employees, consisting primarily of computer programmers, systems consultants and analysts, telecommunications and other engineers and technicians, scientists and researchers, as well as skilled office support personnel. The Company also maintains a database of over 175,000 highly skilled employees.

      The Company's senior management team of Christopher P. Franco, James L. Paterek and Michael Ferrentino established the Company in 1995 to capitalize on the consolidation opportunities in the specialty staffing and consulting industry. Including the initial acquisition of COMFORCE Telecom, Inc. in October 1995, the Company, under this management team, has acquired nine specialty staffing companies, including the November 1997 acquisition of Uniforce Services, Inc. ("Uniforce"). Uniforce is a leading provider of staffing and consulting solutions for the IT, professional and office support markets and funding services to independent staffing and consulting firms, with net sales for the 12 months ended December 31, 1997 of $182.5 million. Management believes that the Uniforce acquisition positions the Company with the critical mass, breadth of services and geographic penetration to continue to increase sales through internal and external growth and improve profitability through economies of scale and integration efficiencies. See "Acquisitions" in this Item 1.

Services

      The Company provides a wide range of staffing, consulting and outsourcing services, as well as financial and other support services. The Company's extensive proprietary database and national presence enable it to draw from a wealth of resources to link highly-trained computer, telecommunications and other professionals, as well as clerical personnel, with businesses that need highly skilled labor. The Company's services are designed to give its customers maximum flexibility and maximum choice. The Company's professionals are available on a short-term or long-term basis. The Company's services permit businesses to increase the volume of their work without increasing fixed overhead and permanent personnel costs.

      The Company operates through four divisions -- Information Technology, Telecom, Staffing Services and Financial Services. A description of the types of services provided by each division follows.

      The Information Technology Division

      The Company's IT division recruits and trains employees who provide staffing for specific projects requiring highly specialized skills such as applications programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. In addition, in the IT sector, the Company provides non-recruited payrolling services to certain customers. These services consist of acting as the employer for workers identified by the customer, preparing payrolls, withholding taxes and tracking hours and vacation and sick days. In addition, these employees participate in the Company's benefit programs rather than those of the customer. In many cases, when employees for whom the Company provides non-recruited payrolling services terminate their employment, the Company's customers seek its assistance in recruiting the replacements for these workers.

      The Company's principal IT customers include Microsoft Corporation, BellSouth Telecommunications, Inc., Boeing Information Services, Inc., Eastman Kodak Company, Tyson Foods, Inc., First Union Corporation, NationsBanc Services, Inc. and MCI Telecommunications Corporation. Management believes that, through Uniforce's Brannon & Tully(R) and Montare International(TM) divisions, the Uniforce acquisition significantly enhances the Company's presence in this high-growth sector of the staffing industry. The Company expects this division to grow principally through increased sales to existing IT customers and through opportunities to cross-sell the Company's IT staffing solutions to its Telecom and other division customers. Based on 1997 pro forma net sales, the IT division represents approximately 31% of the Company's business. The Company expects that revenues contributed by the IT division will continue to increase as a percentage of its total revenues.

      The Telecom Division

      The Company's Telecom division recruits and trains employees who provide services ranging from basic equipment installation to sophisticated engineering skills, typically in support of telecommunications network expansion or modernization programs. The Company provides skilled personnel who are involved in planning, designing, engineering, installation and maintenance of wireline and wireless communication systems development, satellite and earth station deployment, network management and plant modernization. The Company's staffing and consulting business originated with this specialty sector, and the Company and several of the companies it has acquired have long-standing relationships with leading telecommunications companies.

      The Telecom division's principal customers include AT&T Corporation, Northern Telecom, Inc., Harris Corporation, Lucent Technologies, Inc., Reltec Corporation, ALCATEL Network Systems, Inc., Motorola, Inc., Sprint Corporation and Omnipoint Corporation. The Company expects this division to continue to grow through increased sales to existing Telecom customers as well as through cross-selling opportunities with the telecommunications customers served by the Company's IT division. Based on 1997 pro forma net sales, the Telecom division represents approximately 14% of the Company's business.

      The Staffing Services Division

      The Company's Staffing Services division operates in two areas -- Technical Services and Professional Services:

      Technical Services. The Technical Services portion of the Company's Staffing Services division recruits employees who offer both manufacturing and engineering support on research and development and product design projects. The Company also provides non-recruited payrolling services to certain Technical Services customers. The Company provides staffing for national laboratory research in such areas as environmental safety, alternative energy source development and laser technology, and provides highly-skilled labor meeting diverse commercial needs in the avionics and aerospace, architectural, automotive, energy and power, pharmaceutical, marine and petrochemical fields.

      The Staffing Services division's principal Technical Services customers include The Boeing Company, Westinghouse Electric Corporation, McDonnell Douglas Corporation and the National Department of Energy National Research Laboratories at Los Alamos, Sandia and Lawrence Livermore. Based on 1997 pro forma net sales, Technical Staffing Services sales represent approximately 27% of the Company's business.

      Professional Services. The Company provides highly specialized professional chemists, biologists, engineers, laboratory instrumentation operators, technicians and others to companies involved in pharmaceutical, environmental, biotech and processing businesses. The Company also recruits and trains skilled clerical personnel who provide various more traditional services for medical, legal and accounting professionals. The Company provides experienced, highly skilled medical office support staffers, such as billers/accounting clerks, claims processors and coding specialists, medical secretaries, transcriptionists and medical records personnel for today's highly sophisticated health care industry. Legal staffers serve as legal secretaries/ typists, paralegals, law clerks, librarians and in other law-related areas. In addition, the Company provides contingent staffers for general accounting services and other finance-related tasks, such as bookkeeping, recordkeeping and credit and collection, as well as for general and automated office services.

      The Staffing Services division's Professional Services customers include R.R. Donnelley & Sons Co., Estee Lauder Companies, Inc. and Dial Corporation, as well as many smaller companies such as independent medical providers and accounting firms. Based on 1997 pro forma net sales, Professional Services sales represent approximately 15% of the Company's business. Of current Professional Services sales, approximately 79% are attributable to Licensees. See "Licensed Offices" in this Item 1. The Company believes it has a significant opportunity to cross-sell its Professional Services to its Technical Services customers as well as to its IT and Telecom customers.

      The Financial Services Division

      The Company offers contingent staff payroll financing and/or total back office administrative services for agreed-upon fees to approximately 100 independent staffing and consulting firms. The Company's back office services include preparation of various management reports and analyses, payment of all federal, state and local payroll taxes and preparation and filing of quarterly and annual payroll tax returns for the contingent personnel placed by independently owned and operated staffing and consulting firms. Contingent personnel placed by such independent staffing and consulting firms remain employees of such firms. Customized paychecks and invoices are provided to the clients of such firms in the name of such firms. Clients of such firms remit payment directly to the Company, which is the owner of the receivables from such clients. Each independent staffing and consulting firm that uses the Company's financial services is responsible for collection of the accounts receivable generated by it. The amount of any account receivable which is not collected within a specified period after billing is charged back by the Company to such firm.

      Through the Company's PrO Unlimited division, the Company also provides confidential consulting and conversion services to companies that require assistance in complying with regulations regarding the use of independent contractors, returning retirees and consultants. The Company offers client companies consulting services incorporating a proprietary liability and risk scoring system to assess the likelihood of a client's independent contractor being reclassified as an employee by a governmental authority. If appropriate, the Company may become the employer of some or all of the workers of these clients and, in such cases, will provide various services for these employees, including preparing payrolls, withholding taxes and tracking hours and vacation and sick days.

      Management believes that the Financial Services division significantly benefits from the Company's sophisticated back office operations, as well as its substantial investment in the PeopleSoft(R) software package, which the Company believes will become the industry standard. Based on 1997 pro forma net sales, the Financial Services division represents approximately 16% of the Company's business.

Business Strategy

      Management's growth strategy includes the following principal elements:

      Emphasize Internal Growth

      The Company intends to seek to continue to expand its existing businesses by pursuing the following objectives:

      Emphasize Specialty Sectors. Since the Company entered the contingent staffing and consulting business, specialty, high technology-related sectors have provided a significant portion of the Company's growth. These sectors of the specialty staffing and consulting industry as a whole have also grown substantially in recent years. As a result, management is pursuing a focused sales and marketing effort in these areas to capitalize on their higher growth in demand for services and resulting profit potential.

      Capitalize on Cross-selling Opportunities. The Company provides a wide variety of contingent employees, as well as a variety of value-added services, to a broad, high-quality and geographically diverse customer base. Management believes significant opportunities exist to cross-sell services of each of its divisions to clients of its other divisions. In particular, the Company intends to market its IT division's services to its Telecom division's customers and vice versa.

      Expand Recruiting and Retention Initiatives

      Expand Employee Training. Management believes that the Company will be better positioned to attract recruits by making extensive training opportunities available to its employees. Consequently, the Company has focused on expanding its training capabilities. The Company recently introduced the COMFORCE On-Line Training ("COLT") program, which management believes to be unique in the industry, to train employees in the latest developments in IT, telecommunications and other technologies. Over 500 standard courses are currently offered through COLT, and the Company intends to offer custom courses to meet the specific needs of its customers, many of which custom courses have already been designed. The Company also maintains a software training center, a hot line to address software questions raised by its billable employees and an on-line library of instructional materials (in addition to those offered through COLT). The Company intends to continue to use the Internet in its training efforts and further develop the use of its technology-based training capabilities.

      Expand Employee Recruiting. In order to meet the increasing demand for a limited supply of high-quality contingent personnel, the Company intends to continue to expand its recruiting efforts. The Company's state-of-the-art back office and MIS systems (using EZAccess(R) recruiting and database software) permit the Company to search its database by qualifications and skills. The systems also allow for the addition of new information as acquired companies and databases are integrated. The Company will continue to augment and update its proprietary database to add new contingent personnel and to reflect changes in the skills and availability of its billable employees in order to ensure a proper fit between personnel and the assignment being staffed. The Company currently uses the Internet in its recruiting efforts and intends to further develop the use of its technology-based recruiting capabilities.

      Pursue External Growth through Strategic Acquisitions

      The Company intends to continue to make acquisitions of established, profitable businesses in new and existing markets that provide the Company with opportunities to expand its geographic service base and diversify and strengthen its service mix, particularly in the specialty staffing and consulting sectors. The Company evaluates acquisition opportunities using an acquisition profile that includes such factors as market location, market share, services complementary to the Company's existing service offerings, strength of management and cultural fit of management with the Company's decentralized, entrepreneurial environment. Management believes that, if the Company continues to grow through acquisitions, it will improve its ability to secure larger contracts.

      Increase Operating Efficiency

      In connection with its strategies for internal and external growth, the Company believes that its efficient back office operations will allow it to increase its profitability by adding offices, employees and acquired businesses without proportionately increasing its overhead expenses, enabling it to spread fixed costs over an increasingly larger revenue base. In addition, the Company believes that centralization of its back office functions should result in additional operating efficiencies through the elimination of redundancies and through the development of economies of scale in administering the Company's payrolling services.

Acquisitions

      The Company has acquired nine staffing services businesses from October 1995 through March 1998. Following an acquisition, the Company seeks to integrate the operations of the acquired company into those of the Company, in some cases into more than one of the Company's divisions. As a result, certain of the acquired companies are no longer operated on a stand-alone basis following acquisition. Each of the acquired companies, their markets, and the principal customers they serve, is described briefly in the table below.

                                               Revenue for
                                               Fiscal Year
                                                 Prior to
   Acquired               Year    Acquisition  Acquisition                             Market               Principal
    Company              Founded     Date        (millions)          Offices           Served               Customers
    -------              ------      ----       ----------           -------           ------               ---------
COMFORCE Telecom,        1987       October        $8.2      NY, VA, TX, GA, NC      Telecom           Motorola; AT&T; Northern
    Inc.   (formerly                 1995                    (5 offices)                               Telecom
    Yield   Techni-
    Global)
Williams Com-            1991        March         $4.2      FL (1 office)           Telecom           Reltec; Fujitsu
    munications                      1996
    Services, Inc.
RRA, Inc., Project       1964      May 1996       $52.0      AZ, NY, NM, MO, SC,     Technical         Gulfstream; McDonnell
    Staffing Support                                         WA, CA, FLA             Services          Douglas; National
    Team, Inc. and                                           (10 offices)                              Laboratories; Westinghouse
    DataTech Technical
    Services, Inc.
Force Five, Inc.         1993       August         $7.1      TX, TN, WA, CA, MO      IT                American Airlines; Tyson
                                     1996                    (5 offices)                               Foods
AZATAR  Computer         1980      November        $7.1      NY (2 offices)          IT                Xerox; Kodak
    Systems, Inc                     1996
Continental Field        1965      November        $9.9      NY, VA (2 offices)      Telecom           Nynex; BellSouth
    Services Corp-                   1996
    oration and
    Progressive
    Telecom, Inc.
RHO Company,             1971      February       $85.7      WA, NC, CA, OR          Technical         Boeing; Microsoft; First
    Incorporated                     1997                    (9 offices)             Services and IT   Union Corporation
Uniforce Services, Inc.  1961      November      $142.2      NY, AL, CA, CO, FL,     IT,               BellSouth; Sun
                                     1997                    GA, IL, KS, MA, MD,     Professional      Microsystems; Texas
                                                             MI, NH, NJ, NM, NV,     Services and      Instruments; State of
                                                             NC, OK, OR, PA, TN,     Financial         Georgia; Pfizer; Owens
                                                             TX, VA, WA (21          Services          Illinois
                                                             company-owned and 31
                                                             licensed offices)
Camelot Consulting       1987       January       $12.0      NY, NJ (2 offices)      Telecom           Chase Manhattan, Merrill
Group, Inc., Camelot                 1998                                                              Lynch, Northern Telecom
Communications Group,
Inc., Camelot Control
Group, Inc., and
Camelot Group, Inc.

      Management believes thacquired businesses will be integrated into the Company at low incremental costs, enabling it to spread fixed costs over an increasingly larger revenue base. The Company generally attempts to retain the management of acquired companies. In cases in which the seller remains with the Company as part of the management team, the Company seeks, where possible, to pay a portion of the purchase price in stock to provide further incentives to management through ownership in the Company. In the past, following an acquisition, the Company has generally marketed the services of the acquired company under the "COMFORCE" name, but has sometimes retained the former marketing identities of its acquired companies during a transition period. However, the Company contemplates that the Uniforce name will continue to be used.

Staffing Solutions

      The Company offers its customers various staffing alternatives to meet its clients' diverse needs, including Project Support, Vendor-on-Premises, RightSourcing(sm) and Needs Analysis, as well as the services provided by the Company's Financial Services division. In addition, the Company is currently developing a telecommuting service, COMFORCE Homework(sm), to offer its customers even greater flexibility.

      Project Support

      The Company contracts with its Project Support customers to provide staffing for specific projects requiring highly specialized skills such as applications programming and development, client/server development, systems software architecture and design, systems engineering and systems integration. Generally, project staffing involves the commitment of a team of employees who remain at the site until a project is completed. However, the Company helps its customers complete their development projects by providing both short-term and long-term staffing. The Company has the resources and experience to plan and manage a project from conception through completion, as well as the ability to enter a project midstream, assess its status, develop a plan and successfully complete the project.

      Vendor-on-Premises

      Through its Vendor-on-Premises programs, the Company coordinates personnel services by establishing an on-site office to assist in the procurement and management of the customer's workforce. The program facilitates customer use of contingent personnel and allows the customer to outsource a portion of its personnel responsibility. The Company designs and implements customized programs that can include services such as specialized testing, drug screening, selection and monitoring of secondary staffing vendors, enforcement of the customer's quality standards, and orientation of the workforce. The program can also provide permanent, full-time placement services through traditional staff selection and recruiting services.

      RightSourcing(sm)

      Through the RightSourcing(sm) programs, the Company evaluates the performance level of a particular department, function, or project and recommends ways to increase cost-effectiveness and workforce efficiency through specific staffing strategies. The Company then tailors a program to meet specific staffing needs and established performance standards. Through the use of RightSourcing(sm)software, the customer can access information and data regarding the cost, management and productivity of its contract and permanent personnel. The RightSourcing(sm) program provides the customer with the option to transfer its workers from its payroll to the Company's payroll.

      Needs Analysis

      Through its Needs Analysis service, the Company evaluates the specific objectives and requirements of a project or function and identifies needed staff positions and responsibilities. This is accomplished by the development of a work breakdown structure and other needs analysis techniques that define tasks, outputs, and interdependencies, establish task durations and milestones, and identify elements critical to the successful implementation of the function or completion of the project. The resulting staffing plan defines an organizational structure, identifies specific staff positions, numbers, responsibilities, and qualifications, defines the start and end date of each position, and indicates the employment category for each position (permanent full-time, temporary short-term, or contract). The staffing requirements can then be matched to the Company's proprietary database of more than 175,000 prospective employees.

      Telecommuting Initiative

      The Company's COMFORCE Homework(sm) program is designed to provide a telecommuting alternative for highly-skilled professionals, thereby eliminating geographic barriers and allowing the Company to provide the most qualified staff for specific customer requirements. The program is also designed to provide increased flexibility by allowing part-time staff to assist more than one customer over any given time period and by reducing overhead costs to the customer. The Company's staffing, consulting and outsourcing services are particularly well suited for telecommuting due to the highly skilled nature of its employee base.

Customers

      The Company provides staffing, consulting and outsourcing solutions to over 2,300 customers including telecommunication equipment manufacturers, telecommunication service providers (wireline and wireless), computer software and hardware manufacturers, aerospace and avionics firms, utilities, national laboratories engaged in such areas as environmental safety research and development of alternative energy sources and laser technology, pharmaceuticals companies, cosmetics companies, health care facilities, educational institutions and accounting firms. Many of the Company's customers are Fortune 500 companies and other large organizations.

      The Company believes that its large customer base provides it with attractive opportunities for further marketing and cross-selling of its staffing solutions capabilities. In addition, the requirements of these organizations often provide opportunities for major projects that extend for multiple years or generate additional assignments.

      In certain cases, the Company's contracts with its customers provide that the Company will have the first opportunity to supply the personnel required by that customer. Other staffing companies not under contract with the customer are then offered the opportunity to supply personnel only if the Company is unable to meet the customer's requirements.

      Customers of the Company's IT division generally obtain the Company's services on a contract and purchase order basis and are invoiced weekly or bi-weekly. Customers of the Telecom division typically operate on a purchase order basis and are invoiced weekly. Technical Services' customers generally obtain the Company's services on a long-term contract basis and typically are invoiced weekly. Professional Services' customers typically operate on a purchase order basis and typically are invoiced weekly. Customers of Financial Services generally obtain the Company's services on a long-term contract basis and typically are invoiced weekly.

      Two customers accounted for 14.5% and 11.6%, respectively, of the Company's 1997 historical net sales. In 1996, one customer accounted for 19% of the Company's historical net sales. No customer presently accounts for more than 10% of the Company's current net sales.

Sales and Marketing

      The Company services its customers through a network of 57 company-owned and 31 licensed branch offices located in 26 states across the United States and its corporate headquarters located in Lake Success, New York. The Company's sales and marketing strategy is focused on expanding its business with existing customers through cross-selling and establishing relationships with new customers. The strategy focuses on national accounts that are primarily serviced on a local level through its branch locations.

      The national accounts, as well as local accounts serviced by the Company, are targeted by account managers at the branch offices, permitting the Company to capitalize on the local expertise and established relationships of its branch office employees. Such accounts are solicited through personal sales presentations, telephone marketing, direct mail solicitation, referrals from customers, and advertising in a variety of local and national media including the Yellow Pages, magazines, newspapers, trade publications and through the Company's home page on the World Wide Web. The Company also sponsors public relations activities designed to enhance public recognition of the Company and its services. Local employees are encouraged to be active in civic organizations and industry trade groups to facilitate the development of new customer relationships.

      Although the Company has no offices outside the United States, its domestic sales and marketing personnel have served customers whose staffing needs extend to countries on six of the seven continents. The Company's international and national sales and marketing effort is and will continue to be coordinated by management at the corporate level, enabling the Company to develop a consistent, focused strategy to pursue national and international account opportunities. This strategy allows the Company to capitalize on the desire of national and international customers to work with a limited number of preferred vendors for their staffing requirements. As larger customers consolidate their purchasing of staffing and consulting services, management believes that the Company's ability to provide a full range of services to such customers will be a competitive advantage.

      In certain markets, the Company intends to cross-sell contingent staffing and consulting services. The Company has established long-term relationships with many of its customers. Most of these customers are currently serviced by only one of the Company's divisions. The Company believes that the access and goodwill from these existing customer relationships provide it with significant advantages in marketing services to these customers in other sectors.

      In order to maximize its marketing effectiveness, the Company provides motivational training and offers additional compensation, in the form of cash and stock options, to certain of its employees.

Recruiting and Training of Billable Employees

      The Company's success is dependent upon its ability to effectively and efficiently match skilled personnel with specific customer assignments. As a result of continuous recruiting efforts, the Company has established an extensive national resume database of over 175,000 prospective employees with expertise in the disciplines served by the Company. The Company continuously updates its proprietary database to reflect changes in personnel skill levels and availability. Upon receipt of assignment specifications, the Company searches the database to identify suitable personnel. Once an employee's skills are matched to the specifications, the Company considers other selection criteria such as interpersonal skills, availability and geographic preferences to ensure there is a proper fit between personnel and the assignment being staffed. The Company's state-of-the-art back office and MIS systems (using EZAccess(R) recruiting and database software) permit the Company to search its resume database by a number of different criteria, including specific skills or qualifications. The database is protected by multilevel security systems and by limiting access so that only Company employees having a need to do so can access the database and then can only access the particular portions of the database appropriate to their needs. The systems also allow for the addition of new information as acquired companies and databases are integrated.

      To identify qualified personnel for inclusion in its proprietary database, the Company solicits referrals from its existing personnel and customers and places advertisements in local newspapers, trade magazines and on the Company's home page on the World Wide Web. As competition for the limited number of qualified personnel with certain "specialty" skills intensifies, the Company intends to enhance its recruiting practices to attract personnel in areas of high demand.

      Management believes that the Company will be better positioned to attract recruits by making extensive training opportunities available to its employees. The Company also frequently agrees to bear a portion of the training costs for training contingent personnel in a particular IT discipline needed by a client. To meet those demands, the Company recently introduced its COLT (COMFORCE On-Line Training) program, which management believes to be unique in the industry, to train employees in the latest developments in IT, telecommunications and other technologies. Over 500 standard courses are currently offered through COLT, and the Company intends to offer custom courses to meet the specific needs of the customers, many of which custom courses have already been designed. The Company also has on staff a software engineer who trains the Company's billable and staff personnel in various software languages and techniques and maintains a training facility in Dallas, Texas, where Telecom staffers are trained to install and test telecommunications equipment. In addition, the Company provides a telephone hot line to assist its clerical employees with software problems or questions.

      The Company intends to continue to develop the use of its technology-based training capabilities. The Company believes it has a competitive advantage in attracting and retaining specialty staffing and consulting personnel as it provides assignments with high-profile customers that make use of advanced technology and offer the employees the opportunity to obtain additional experience that can enhance their skills and overall marketability. The Company also offers flexible schedules, wages and, depending on the contract or assignment, paid holidays, vacation, and certain benefit plan opportunities to attract and retain qualified personnel. In addition, the Company offers its billable employees a wide range of choices for custom designing a benefit package specific to each employee's needs and an opportunity for immediate participation in the Company's 401(k) savings plan. The Company also offers health insurance benefits to its billable employees at their cost through a national trade association to which the Company belongs.

Competition

      The contingent staffing and consulting industry is very competitive and fragmented. There are relatively limited barriers to entry, particularly in the more traditional sectors of the industry, and new competitors frequently enter the market. The Company's competitors vary depending on geographic region and the nature of the service(s) being provided. The Company faces substantial competition from both larger firms possessing substantially greater financial, technical and marketing resources than the Company and smaller, regional firms with a strong presence in their respective local markets. Large national firms that offer specialty staffing and consulting services include AccuStaff Incorporated, Corestaff, Inc., Butler International, Inc., CDI Corporation and Adecco, S.A. The Professional Services portion of the Company's Staffing Services division also competes with such national supplemental staffing firms as Kelly Services, Inc., Olsten Corporation, Manpower, Inc. and Adecco, S.A. Local firms are typically operator-owned, and each market generally has one or more significant competitors. The Company believes that as it grows and expands geographically, it may compete with additional national, regional and local service providers.

      Management believes that the availability and quality of candidates, the effective monitoring of job performance, scope of geographic service and the price of service are the principal elements of competition. The availability of quality contingent personnel is an especially important facet of competition. In order to attract staffing candidates, the Company places emphasis upon its ability to provide long-term placement opportunities, competitive compensation, quality and varied assignments, and scheduling flexibility. The Company believes its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate skilled technical and management personnel and the extent of its competitors' responsiveness to customer needs. Additionally, in certain markets the Company has experienced significant pricing pressure from some of its competitors. Although the Company believes it competes favorably with respect to these factors, it expects competition to increase, and there can be no assurance that the Company will remain competitive.

Employees

      The Company currently employs approximately 500 full-time staff employees and has approximately 8,000 billable employees on assignment. In addition to employees on assignment, the Company maintains a proprietary database of over 175,000 prospective employees with expertise in the disciplines served by the Company. Billable employees are employed by the Company on an as-needed basis dependent on customer demand and are paid only for time they actually work. Non-billable administrative personnel provide management, sales and marketing and other services in support of the Company's staffing services.

      For its non-billable employees, the Company offers a package of benefits which it believes to be competitive, including vacation and holiday pay and a 401(k) plan. All employees are covered by workers' compensation and general liability insurance. The Company is responsible for and pays the employer's share of Social Security taxes (FICA), federal and state unemployment taxes, workers' compensation insurance and other costs for all employees. The Company also offers its billable employees the benefits described under "- Recruiting of Billable Employees."

Intellectual Property

      The Company has applications pending with the Patent and Trademark Office for federal registration of the service marks "COMFORCE" and RightSourcing for job placement services for staffing personnel and permanent employees and telecommunications and computer consultation services and the service mark COMFORCE Homework for intent to use for job placement services for placing personnel from traditional work environments into a home environment. Uniforce holds United States service mark registrations for the name "Uniforce(R)" (with logo design), for the names of certain of Uniforce's business units and for various marketing slogans. Uniforce also holds, or has applied for, United States trademark registrations for the names of various programs and systems it has developed. It also has certain service mark registrations in New York, the United Kingdom, Brazil and Mexico.

Licensed Offices

      Uniforce has granted licenses to operate Uniforce offices. The most recent license for a new office was granted in July 1992. It is contemplated that licensees will continue to operate their businesses following the Uniforce Acquisition under the terms of the licensing agreements entered into with Uniforce. Licensees have the exclusive right to open and maintain one or more offices within a designated territory, using the Uniforce(R) name and service marks, and the "Uniforce System," consisting of marketing programs, operating methods, forms, advertising and promotional materials. Uniforce-owned branch offices and licensed offices are generally not operated in the same territory, although certain existing Company offices, which operate in the same territory as Uniforce licensees, operate under the COMFORCE name.

      Licensees recruit contingent personnel and promote their services to both existing and new clients obtained through the licensees' marketing efforts. Performance of the contingent personnel and overall service quality is the direct responsibility of licensees. As licensees are ultimately responsible for the collection of accounts receivable, they must conform to strict credit and collection practices structured by Uniforce.

      The Company and the licensees share the gross profits from each licensed office. While licensing agreements have a perpetual term, the Company may terminate a license for material breach by a licensee or for other significant good cause as prescribed in the licensing agreements. In addition, at any time after a period specified in the licensing agreement (generally 18 months, but five to ten years in certain cases), a licensee may surrender its license and withdraw from the contingent staffing business in the territory or, upon payment to the Company of an amount based on a predetermined formula, assume and continue the operation of the business independently of the Company, Uniforce, the Uniforce name and the Uniforce System. If a licensee exercises this option, Uniforce may then license a new office or operate a Company-owned office under the Uniforce name in the territory.

Regulations

      Contingent staffing and consulting services firms are generally subject to one or more of the following types of government regulation: (i) registration of the employer/employees; (ii) licensing, record keeping and recording requirements; and (iii) substantive limitations on operations. Contingent staffing and consulting firms are the legal employers of their workers. Therefore, the Company is governed by laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, antidiscrimination and workers' compensation. In addition, the sale of franchises or licenses is subject to regulation, both by the Federal Trade Commission and a number of states. See "Licensed Offices" in this Item 1.

Discontinued Operations

      From 1985 until September 1995, the Company, under the name The Lori Corporation, was engaged in the business of designing and distributing fashion jewelry (referred to as "Lori" as the context may require). Prior thereto, the Company engaged in various business and manufacturing activities. The Company's current management was not involved in the operation of any of these discontinued businesses.

      Due to continuing losses in the jewelry business and the erosion of the markets for its products, in September 1995, Lori adopted a plan to discontinue the jewelry business and determined to seek to enter into another line of business. In June 1995, Lori contracted with current management to direct its entry into the technical staffing business. On October 17, 1995, Lori acquired all of the capital stock of Spectrum Global Services, Inc. (formerly d/b/a YIELD Global and subsequently renamed COMFORCE Telecom, Inc.). In addition, in connection with its new business direction, Lori changed its name to COMFORCE Corporation. In conjunction with the COMFORCE Telecom acquisition, the Company and ARTRA GROUP Incorporated ("ARTRA"), then the Company's majority stockholder, entered into an agreement as of October 17, 1995 under which ARTRA agreed to pay and discharge substantially all of the then existing liabilities and obligations of the Company, including indebtedness, corporate guarantees, accounts payable and environmental liabilities. ARTRA also agreed to assume responsibility for all liabilities of the jewelry business from and after October 17, 1995. In April 1996, ARTRA sold the remaining assets associated with the discontinued jewelry operations.

Forward Looking Statements

      Various statements made in this Item 1 and elsewhere in this Report suggest that the Company will or expects to increase revenues and become profitable, achieve significant growth through strategic acquisitions or other means, realize operating efficiencies, and like statements as to the Company's objectives and management's beliefs. Such statements constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from those projected or suggested in any forward-looking statement. Factors that could cause or contribute to such differences include, but are not limited to, the important factors set forth below. Additional important factors that could cause or contribute to such differences include certain of the factors described under "Risk Factors" in Amendment No. 1 to the Registration Statement on Form S-3 of the Company filed with the Securities and Exchange Commission on February 22, 1998 (Registration No. 333-44321). The disclosure under "Risk Factors" in the Registration Statement may be accessed through the Web site maintained by the Securities and Exchange Commission at "http://www.sec.gov." In addition, the Company will provide, without charge, a copy of such "Risk Factor" disclosure to each stockholder of the Company who requests such information. Requests for copies should be directed to COMFORCE Corporation, 2001 Marcus Road, Lake Success, New York 11042 to the attention of Linda Connolly, telephone (516) 328-7300.

      The Company is highly leveraged. This degree of leverage could have important consequences, including the following: (i) the ability of the Company to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes may be impaired (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 7); (ii) a substantial portion of the Company's cash flow from operations will be required to pay the Company's debt service; (iii) the Company may be more highly leveraged than companies with which it competes, which may place it at a competitive disadvantage; and (iv) the Company may be particularly vulnerable in the event of a downturn in its business or in the economy generally.

      The Company intends to improve its financial results through the implementation of operating efficiencies. Particularly in connection with the recent Uniforce acquisition, the Company expects to reduce operating expenses through the consolidation of back office activities, personnel-related cost savings and elimination of costs relating to Uniforce's obligations as a public company. Although the Company believes that its strategies are reasonable, there can be no assurance that it will be able to implement its plans without delay or that it will not encounter unanticipated problems in connection therewith or that, when implemented, its efforts will result in the reduction of operating expenses that is currently anticipated.

      As of December 31, 1997, approximately 57% of the Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions and are generally amortized over a five to 40 year period, resulting in significant annual charges. Various factors could impact the Company's ability to generate the earnings necessary to support this amortization schedule, including fluctuations in the economy, the degree and nature of competition, demand for the Company's services, and the Company's ability to integrate the operations of acquired businesses, to recruit and place staffing professionals, to expand into new markets and to maintain gross margins in the face of pricing pressures. Although management does not believe any impairment has occurred through the date of this Report, the failure of the Company to generate earnings necessary to support the amortization charge may result in an impairment of the asset. The resulting write-off could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. PROPERTIES

      The Company leases its corporate headquarters as well as its 56 branch offices. These leases are for office space ranging in size from approximately 150 square feet to approximately 23,500 square feet, in the case of the Company's Woodbury, New York office, and have remaining lease terms of from less than one year to five years with the exception of the lease for Uniforce's headquarters office which extends to 2006. The Company owns no real estate, except for an approximately 700 square foot condominium. Licensees are responsible for securing their own facilities, which are not included in this discussion.

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

ITEM 3. LEGAL PROCEEDINGS

      In January 1997, Austin A. Iodice, who served as the Company's Chief Executive Officer, President and Vice Chairman while the Company was engaged in the jewelry business, and Anthony Giglio, who performed the functions of the Company's Chief Operating Officer while the Company was engaged in the jewelry business, filed separate suits against the Company in the Connecticut Superior Court alleging that the Company had breached the terms of management agreements entered into with them by failing to honor options to purchase Common Stock awarded to them in connection with the management of the jewelry business under the terms of such management agreements and the Company's Long-Term Stock Investment Plan (the "Plan"). The suits allege that the plaintiffs are entitled to an unspecified amount of damages. The Company believes that the option to purchase 370,419 shares granted to Mr. Iodice (through Nitsua, Ltd., a corporation wholly-owned by him) and the option to purchase 185,210 shares granted to Mr. Giglio, each having an exercise price of $1.125 per share, expired in 1996, three months after Messrs. Giglio and Iodice ceased to be employed by the Company in accordance with the terms of the Plan. Messrs. Giglio and Iodice maintain that they were agents and not employees of the Company and that the options continue to be exercisable under the terms of the Plan. Management believes that these suits are without substantial merit and intends to vigorously defend them.

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

      The Company is a party to routine contract and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business, results of operations or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, employee benefit liability insurance, owner's and contractor's protective insurance and exporter's foreign operations insurance with coverage of $1 million on a per claim basis and $2 million aggregate (with $25 million umbrella coverage). The Company insures against workers' compensation in amounts required under applicable state law and in the amount of $500,000 in the case of foreign workers. The Company also maintains fidelity insurance in the amount of $5 million per claim and directors' and officers' liability insurance in the amount of $10 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 1997, the Company did not submit any matters to its security holders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      COMFORCE's Common Stock, $.01 par value, is traded on the American Stock Exchange (AMEX:CFS). The high and low sales prices for COMFORCE's Common Stock, as reported by the American Stock Exchange in the Monthly Market Statistics for the periods indicated, were as follows:

Fiscal Year 1996                                     Low                High
                        First Quarter ............   $6                 $10-3/8
                        Second Quarter ...........   $9-3/8             $34-1/8
                        Third Quarter ............   $15-1/2            $28-1/2
                        Fourth Quarter ...........   $11-1/2            $18-3/8

Fiscal Year 1997
                        First Quarter ............   $6-1/8             $14
                        Second Quarter ...........   $4                 $7-1/2
                        Third Quarter ............   $5-7/8             $9-5/16
                        Fourth Quarter ...........   $6                 $9-3/8

      The last reported sale price of the COMFORCE Common Stock on the American Stock Exchange on March 27, 1998 was $7-15/16. As of December 31, 1997, there were approximately 5,400 shareholders of record.

      COMFORCE anticipates that it will not pay cash dividends on the COMFORCE Common Stock for the foreseeable future and that it will retain its earnings to finance future growth. The declaration and payment of dividends by COMFORCE are subject to the discretion of its Board of Directors and compliance with applicable law. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect of such payment on COMFORCE's financial condition and other factors COMFORCE's Board of Directors may in the future consider relevant. Under the credit facility entered into with Heller Financial, Inc. (described below under "Recent Transactions--New Credit Facility" in Item 7), the Company is prohibited from paying cash dividends on its Common Stock, and the terms of the indenture governing its 15% Senior Secured PIK Debentures (described below under "Recent Transactions--Senior Debentures" in Item 7) also restricts the payment of cash dividends. In addition, the terms of the indenture governing COI's 12% Senior Notes (described under "Recent Transactions--The Notes" in Item 7) also restrict COI's payment of dividends to COMFORCE, which is expected to be the only source of funds from which COMFORCE can pay dividends. No dividends have been declared or paid on the Company's Common Stock during 1996 or 1997.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected financial data of the Company as of and for each of the five years in the period ended December 31, 1997. The statement of operations and balance sheet data as of and for each of the five years in the period ended December 31, 1997 are derived from the Company's audited historical consolidated financial statements included elsewhere in this Report. The selected financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Company's financial statements and notes thereto included in Item 8 of this Report.

                            COMFORCE Corporation (1)

                                                           Year Ended December 31,
                                                           -----------------------
                                                    (in thousands, except per share data)
                                         -------------------------------------------------------------
                                           1997         1996         1995         1994         1993
                                         ---------    ---------    ---------    ---------    ---------
 Statement of Operations Data:
Net sales ............................    $216,521      $55,867       $2,387           --           --
Cost of sales ........................     186,455       47,574        1,818           --           --
                                         ---------    ---------    ---------    ---------    ---------
Gross profit .........................      30,066        8,293          569           --           --
Selling, general and administrative
    expense ..........................      19,718        5,266          461         $966         $701
Restructuring charge .................       1,600           --           --           --           --
Depreciation and amortization ........       1,883          614          362           --           --
Stock compensation charge (2) ........          --           --        3,425           --           --
                                         ---------    ---------    ---------    ---------    ---------
Operating income (loss) ..............       6,865        2,413       (3,679)        (966)        (701)
Interest expense, net (3) ............      12,260          201          585        1,316          754
Other expense (income) ...............        (344)         (40)          33           --            1
                                         ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing
    operations before income taxes
    and extraordinary credit .........      (5,051)       2,252       (4,297)      (2,282)      (1,456)
Provision (credit) for income taxes ..      (1,351)         900           35           --           --
                                         ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing
    operations .......................      (3,700)       1,352       (4,332)      (2,282)      (1,456)
Loss from discontinued operations
    (4) ..............................          --           --      (17,211)     (16,220)        (216)
                                         ---------    ---------    ---------    ---------    ---------
Income (loss) before extraordinary
    credit ...........................          --        1,352      (21,543)     (18,502)      (1,672)
Extraordinary credit, net discharge
    or indebtedness (5) ..............          --           --        6,657        8,965       22,057
                                         ---------    ---------    ---------    ---------    ---------
        Net income (loss) ............      (3,700)       1,352      (14,886)      (9,537)      20,385
Preferred stock dividends ............         737          325           --           --           --
Accretive dividend on Series F
    preferred stock ..................          --          665           --           --           --
                                         ---------    ---------    ---------    ---------    ---------
        Net income (loss) attributable
           to common shares ..........      (4,437)        $362     $(14,886)     $(9,537)     $20,385
                                         =========    =========    =========    =========    =========

                                                           Year Ended December 31,
                                                           -----------------------
                                                    (in thousands, except per share data)
                                         -------------------------------------------------------------
                                          1997          1996         1995         1994         1993
                                        ---------     ---------    ---------    ------       ---------
Net income (loss) per share:

    Continuing operations before
        accretive dividend ........        $(0.33)        $0.12       $(0.95)   $(0.72)         $(0.39)
    Discontinued operations .......            --            --        (3.74)    (5.08)          (0.06)
                                        ---------     ---------    ---------    ------       ---------
    Income (loss) before
        extraordinary credit and
        accretive dividend ........        $(0.33)        $0.12       $(4.69)   $(5.80)         $(0.45)
    Extraordinary credit ..........            --            --         1.45      2.81            6.03
    Accretive dividend on Series F
        preferred stock ...........            --         (0.09)          --        --              --
                                        ---------     ---------    ---------    ------       ---------
        Net income (loss) per share        $(0.33)        $0.03       $(3.24)   $(2.99)          $5.58
                                        =========     =========    =========    ======       =========

Basic Weighted average shares
    shares ........................        13,493        11,049        4,596     3,195              --(6)
Plus dilutive effort of
    options, warrants
    and convertible securities.....            --         1,984           --        --              --
                                        ---------     ---------    ---------    ------       ---------
Diluted weighted average shares....        13,493        13,033        4,596     3,195           3,656
                                        =========     =========    =========    ======       =========
Balance Sheet Data:
Working capital (deficit) .........       $23,283        $8,012      $(1,697)     - (8)           - (8)
Accounts receivable ...............        73,116        12,042        1,698      - (8)           - (8)
Intangible assets, net ............       134,687        24,756        4,801      - (8)           - (8)
Total assets (7) ..................       236,185        43,366        8,536      - (8)           - (8)
Total debt, including current
    maturities ....................       171,038         3,850          500      - (8)           - (8)
Preferred stock ...................             1             2           --      - (8)           - (8)
Stockholders' equity ..............        39,402        34,744        2,238      - (8)           - (8)

----------

(1) Results for the year ended December 31, 1995 represent results of COMFORCE Telecom from the date of its acquisition, October 17, 1995. Results for the year ended December 31, 1996 represent results of COMFORCE Telecom for the entire year, results of Williams from the acquisition date of March 3, 1996 through December 31, 1996, results of RRA from the acquisition date of May 10, 1996 through December 31, 1996, results of Force Five from the effective date of acquisition of July 31, 1996 through December 31, 1996, results of AZATAR from the effective date of acquisition of November 1, 1996 through December 31, 1996, and results of Continental from the effective date of acquisition of November 8, 1996 through December 31, 1996. Results for the year ended December 31, 1997 represent results of Rhotech from the acquisition date of February 28, 1997 through December 31, 1997 and results of Uniforce from the acquisition date of November 26, 1997 through December 31, 1997. The Company's jewelry operations were discontinued effective as of September 30, 1995. Accordingly, selected financial data of the Company's jewelry operations for each of the two years in the period ended December 31, 1994 have been reclassified to discontinued operations.

(2) Represents a non-recurring compensation charge related to the issuance of a 35% common stock interest in the Company to certain individuals to manage the Company's entry into the technical staffing services business.

(3) Includes $7.7 million of bridge and financing charges for the year ended December 31, 1997.

(4) The loss from discontinued operations for the year ended December 31, 1995 includes a charge to operations of $12.9 million to write-off the remaining goodwill of the Company's discontinued jewelry operations effective June 30, 1995 and a provision of $1.6 million for loss on disposal of these discontinued operations. The loss from discontinued operations for the year ended December 31, 1994 includes a charge to operations of $10.8 million representing a write-off of goodwill of the Company's former New Dimensions subsidiary.

(5) The 1995 and 1994 extraordinary credits represent gains from net discharge of indebtedness under terms of the Company's debt settlement agreement with its bank related to the discontinued jewelry operations. The 1993 extraordinary credit represents a gain from a net discharge of indebtedness due to the reorganization of the Company's former New Dimensions subsidiary.

(6) The Company does not have the records necessary to report this information for 1993.

(7) As partial consideration for a debt settlement agreement, in December 1994, the Company's bank lender received all of the assets of the Company's former New Dimensions subsidiary.

(8) Data not presented as information is not meaningful since the Company was not in the staffing business during such periods.

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

Overview

      Set forth below are discussions and analyses of financial condition and results of operations of the Company. The Company believes that its future operating results may not be directly comparable to historical operating because of the Company's increased size, related cost savings and marketing synergies.

      From October 1995 through December 31, 1997, the Company had completed eight acquisitions. See "Acquisitions" in Item 1 of this Report. Each of these acquisitions has been accounted for on a purchase basis and the results of operations of each of the businesses acquired have been included in the Company's historical financial statements from the date of acquisition. Certain of these acquisitions provide for contingent payments by the Company as a part of the purchase consideration based upon the operating results of the acquired businesses for specified future periods. The acquisitions were financed by the Company principally through its issuance of debt and equity securities and borrowings under bank credit facilities. As a result, the Company's historical results of operations include bridge financing costs which are not expected to be incurred in future periods and preferred stock dividends. In addition, as a result of its rapid growth through acquisitions, the discussion and comparison of the Company's historical results of operations set forth below may not be meaningful.

      Gross margins on staffing services can vary significantly depending on factors such as the specific services being performed, the overall contract size and the amount of recruiting required. Margins on the Company's sales in the technical services sector are typically significantly lower than those in the telecommunications and information technology sectors. Additionally, in certain markets the Company has experienced pricing pressure from some of its competitors. Consequently, changes in the Company's sales mix can be expected to impact the overall gross margins generated by the Company.

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

Recent Transactions

      The Uniforce Acquisition

      On August 13, 1997, COMFORCE , Uniforce and COMFORCE Columbus, Inc., a wholly owned subsidiary of COMFORCE ("Subsidiary"), executed an Agreement and Plan of Merger (the "Merger Agreement") which provided for the acquisition of Uniforce. Pursuant to the Merger Agreement, COMFORCE caused Subsidiary to commence a tender offer (the "Tender Offer") to acquire all of the outstanding Uniforce common stock for a per share price of $28 in cash and 0.5217 shares of COMFORCE Common Stock.

      On November 26, 1997, the Company accepted all 2,931,741 shares of Uniforce common stock (representing approximately 96.5% of the issued and outstanding shares of Uniforce common stock) that had been tendered in the Tender Offer. On December 3, 1997, the Company completed the merger of Uniforce and the Subsidiary (the "Merger"), and made available cash and stock for payment to the holders of the remaining 106,802 shares of Uniforce common stock (who did not tender their stock). In addition, as required under the Merger Agreement, the Company made available for payment to the holders of options to purchase an additional 370,010 shares of Uniforce common stock, cash in an amount equal to the difference between (i) $32.00 per share and (ii) the per share exercise price of each such option.

      Accordingly, the total consideration paid by the Company to acquire Uniforce was $93.6 million in cash and 1,585,000 shares of its Common Stock. The Company incurred an additional $8.5 million in fees, commissions and expenses in connection with the Tender Offer and Merger and related financing and other transactions in connection therewith.

      The Notes

      The cash portion of the costs of acquiring Uniforce, including the payment of certain of the fees and expenses payable upon the closing of the Tender Offer, was financed through the private placement by COI of $110.0 million original principal amount of 12% Senior Notes due 2007, Series A (the "Series A Notes"). The Series A Notes were issued on November 26, 1997. As required under the indenture governing the Series A Notes, in March 1998, COI exchanged the Series A Notes, which are unregistered, for its 12% Senior Notes due 2007, Series B, which are identical to the Series A Notes except they are registered for resale (collectively with the Series A Notes, the "Notes"). The Notes are senior unsecured obligations of COI and rank pari passu in right of payment with all existing and future senior indebtedness of COI and senior in right of payment to all existing and future subordinated indebtedness of COI. The Notes provide for the payment of interest semi-annually at the rate of 12% per annum and mature on December 1, 2007.

      COI may redeem the Notes, in whole or in part, at any time on or after December 1, 2002 at redemption prices of 106% for the 12 months commencing December 1, 2002, 104% for the 12 months commencing December 1, 2003, 102% for the 12 months commencing December 1, 2004 and 100% at any time on or after December 1, 2005, together with accrued and unpaid interest to the date of redemption. In addition, at any time prior to December 1, 2000, COI may, subject to certain requirements, redeem up to 35% of the aggregate principal amount of the Notes with the cash proceeds received from one or more equity offerings at a redemption price equal to 112% of the principal amount to be redeemed, together with accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the Notes issued through the date of redemption remains outstanding immediately after each such redemption.

      Upon the occurrence of certain specified events deemed to result in a change of control of COI, it will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest to the date of repurchase.

      Subject to certain qualifications and exceptions, the indenture governing the Notes limits, inter alia, (i) the incurrence of additional indebtedness by COI and its subsidiaries, (ii) the payment of dividends on, and redemption of, capital stock of COI and the redemption of certain subordinated obligations of COI, (iii) investments, (iv) sales of assets and subsidiary stock, (v) transactions with affiliates, (vi) consolidations, mergers and transfers of all or substantially all the assets of COI and (vii) restrictions on distributions from subsidiaries.

      The Senior Debentures and Warrants

      On November 26, 1997, in connection with the completion of the Tender Offer and the acquisition of Uniforce, the Company repaid (i) its then existing credit facility with Fleet National Bank, as lender and agent, and U.S. Bank, Washington, as lender, in the outstanding principal amount of $38.1 million (the "Fleet Credit Facility"), and (ii) Uniforce's then existing credit facility with Heller Financial, Inc. in the outstanding principal amount of $36.1 million (the "Uniforce Credit Facility"). These obligations were repaid from proceeds available from (i) the Company's private placement of 20,000 Units ("Units") each consisting of $1,000 principal amount of 15% Senior Secured PIK Debentures, Series A (the "Series A Senior Debentures") and 8.45 Warrants ("Warrants"), each to purchase one share of Common Stock, representing, in the aggregate, $20.0 million principal amount of Series A Senior Debentures and Warrants to purchase 169,000 shares of the Company's Common Stock, and (ii) proceeds from a new credit facility entered into in November 1997 (described below under "--New Credit Facility"). As required under the indenture governing the Series A Senior Debentures, in March 1998, the Company exchanged the Series A Senior Debentures, which are unregistered, for its 15% Senior Secured PIK Debentures, Series B, which are identical to the Series A Senior Debentures except they are registered for resale (collectively with the Series B Senior Debentures, the "Senior Debentures").

      The Senior Debentures constitute direct and unconditional senior secured obligations of the Company and are collateralized by a pledge by the Company of all of the issued and outstanding common stock of COI. The payment obligations of the Company under the Senior Debentures must at all times rank at least equal in priority of payment with all existing and future indebtedness of the Company. The Senior Debentures are structurally subordinated to all indebtedness of the Company's direct and indirect subsidiaries (including the Notes and a new credit facility entered into by the Company in November 1997 (described below under "--New Credit Facility") and effectively subordinated to all future secured indebtedness of the Company.

      The Senior Debentures bear interest at the rate of 15% per annum, subject to increase in certain circumstances, payable semi-annually, and mature on December 1, 2009. Prior to December 1, 2002, interest is payable in cash or in additional Senior Debentures on each interest payment date, at the option of the Company. Thereafter, interest is payable only in cash. To the extent that the Company is prohibited pursuant to the terms of any credit facility or the indenture governing the Notes from paying interest in cash subsequent to December 1, 2002, the Company is required to pay interest equal to the interest rate then applicable to the Senior Debentures plus 2%.

      Subject to certain requirements, the Company may at any time redeem up to 100% of the aggregate principal amount of the Senior Debentures at the redemption prices of 103% for the 12 months commencing December 1, 1997 and 107.5% at any time on or after December 1, 1998, together with accrued and unpaid interest to the date of redemption.

      Upon the occurrence of certain specified events deemed to result in a change of control of the Company, it will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase.

      Subject to certain qualifications and exceptions, the indenture governing the Senior Debentures limits, inter alia, (i) the incurrence of additional indebtedness by the Company and its subsidiaries, (ii) the payment of dividends on, and redemption of, capital stock of the Company and the redemption of certain subordinated obligations of the Company, (iii) investments, (iv) sales of assets and subsidiary stock, (v) transactions with affiliates, (vi) consolidations, mergers and transfers of all or substantially all the assets of the Company and (vii) restrictions on distributions from subsidiaries.

      Each Warrant entitles the holder to acquire, at any time prior to December 1, 2009, one share of Common Stock at a price per share equal to $7.55 (based on a 10% premium above the average closing price for the Company's Common Stock the five trading days ended November 18, 1997), subject to adjustment from time to time upon the occurrence of certain events which are deemed dilutive to the holders of the Warrants.

      The New Credit Facility

      On November 26, 1997, the Company entered into a Loan and Security Agreement with Heller Financial, Inc., as lender and agent for other participating lenders (collectively, "Heller"), to provide to the Company a secured revolving credit facility (the "New Credit Facility") providing for borrowings of up to $75.0 million based on a specified percentage of the Company's eligible accounts receivable. At closing, the Company borrowed $37.3 million under the New Credit Facility.

      From the date of the closing until Heller receives the Company's audited financial statements for the year ended December 31, 1998 (the "Margin Date"), borrowings under the New Credit Facility bear interest, at the Company's option, at a per annum rate equal to either (i) the base rate as announced from time to time by the Board of Governors of the Federal Reserve System as the "Bank Prime Loan" rate (the "Base Rate") plus 0.50% or (ii) LIBOR plus 2.25%. Following the Margin Date, the interest rate is subject to adjustment quarterly by a percentage equal to or in excess of the Base Rate (ranging from 0% to 0.75%) or LIBOR (ranging from 1.75% to 2.50%) based upon specified leverage ratios.

      The obligations evidenced by the New Credit Facility are collateralized by a pledge of the capital stock of the subsidiaries of the Company and by security interests in substantially all of the assets of the Company. In addition, John Fanning, a former shareholder of Uniforce and the current holder of approximately 5.9% of the issued and outstanding Common Stock of the Company, provided cash collateral to Heller in the amount of $5.0 million at closing, which collateral was fully released in February 1998.

      The agreements evidencing the New Credit Facility contain various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The scheduled maturity date of the New Credit Facility is November 26, 2002.

Results of Operations

      Historical financial information for the Company for 1995 (and prior years) relates principally to operations discontinued by the Company effective September 30, 1995. Only limited results of the Company's contingent staffing operations (following the Company's acquisition of COMFORCE Telecom in October
1995) are reflected in 1995. See "Business--Discontinued Operations" in Item 1 of this Report.

      Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

      Revenues of $216.5 million for the year ended December 31, 1997 were $160.6 million, or approximately 287% higher than revenues for the year ended December 31, 1996. The increase in 1997 revenues is attributable principally to the Company's completion of six acquisitions since the end of the first quarter of 1996.

      Cost of revenues for the year ended December 31, 1997 was 86.1% of revenues compared to cost of revenues of 85.2% for the year ended December 31, 1996. The 1997 cost of revenues increase of 0.9% is a result of the Company's business mix in 1997, which reflected the full year impact of acquisitions completed during 1996 as well as expansion in 1997 into more mature technical staffing sectors. These more mature technical staffing sectors historically generate gross margins substantially lower than telecommunications and information technology sectors, principally due to the nature of the related contracts and competition in this sector.

      Selling, general and administrative expenses as a percentage of revenue was 9.1% for the year ended December 31, 1997, compared to 9.4% for the year ended December 31, 1996. The decrease is principally attributable to the acquisitions completed during 1996 and 1997 which contributed increased revenues with lower incremental selling, general and administrative costs.

      During 1997, the Company recorded merger, integration and other non-recurring charges totaling $1.6 million. These non-recurring charges before taxes consist of merger and integration charges resulting from the acquisition of Uniforce, and include severance costs of $690,000, asset write-downs of $210,000 and integration costs of $700,000.

      Operating income for the year ended December 31, 1997 was $6.9 million, compared to operating income of $2.4 million for the year ended December 31, 1996. This increase was principally attributable to the Company's completion of six acquisitions following the end of the first quarter of 1996 and prior to December 31, 1997.

      Bridge and financing charges for the year ended December 31, 1997 are attributable principally to the amortization of bridge finance costs payable on the $25.2 million principal amount of the Subordinated Convertible Debentures (the "Old Subordinated Debentures") issued by the Company in February and March 1997, the proceeds of which were used to partially fund the acquisition of Rhotech and for working capital purposes, and the write-off of deferred financing fees on the Fleet Credit Facility, which was repaid in November 1997.

      The Company's interest expense for the year ended December 31, 1997 is attributable to the interest on the Company's credit facilities outstanding during the year and the Notes and Senior Debentures issued in November 1997.

      Income tax reflects a credit for the year ended December 31, 1997 for $1.4 million on a loss before income taxes of $5.1 million, compared to a tax provision of $900,000 on pretax income of $2.3 million for the year ended December 31, 1996. Such credit assumes that the Company will have taxable income in future periods. The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to state income taxes and the nondeductibility of certain intangible assets.

      Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

      Revenues of $55.9 million for the year ended December 31, 1996 were $53.5 million higher than revenues for the year ended December 31, 1995. Approximately 30% of this increase in revenues is attributable to full year operations for COMFORCE Telecom in 1996, and approximately 70% is attributable to the acquisition of five additional staffing business by the Company during 1996.

      Cost of revenues for the year ended December 31, 1996 was 85.2% of revenues compared to cost of revenues of 76.2% for the year ended December 31, 1995. The 1996 cost of revenues increase of 9.0% is a result of the Company's expansion into more mature technical staffing sectors, which historically generate gross margins substantially lower than telecommunications and IT sectors, principally due to the nature of the related contracts and competition in this sector.

      Selling, general and administrative expenses for the year ended December 31, 1996 increased $4.8 million from the selling, general and administrative expenses for the year ended December 31, 1995. The increase in selling, general and administrative expense is principally due to the Company's limited operations in 1995. The stock compensation charge incurred by the Company in 1995 of $3.4 million relates to stock awarded to certain individuals to direct the Company's entry into the technical staffing business.

      Historical operating income for the year ended December 31, 1996 was $2.4 million compared to an operating loss of $3.7 million for the year ended December 31, 1995. The improvement of $6.1 million was principally attributable to the discontinuance in the 1996 period of the non-recurring stock compensation charge of $3.4 million recorded in 1995. The 1996 operating income was also impacted by the acquisitions completed during the year and increased margins on revenue growth in the Company's telecommunications and information technology sectors.

      The income tax provision for the year ended December 31, 1996 was $900,000 on pretax income of $2.3 million compared with an income tax provision of $35,000 on a loss before income taxes and extraordinary credit of $4.3 million for the year ended December 31, 1995.

      Financial Condition, Liquidity and Capital Resources

      The Company has historically paid its billable employees weekly for their services before receiving payment from its customers. Additionally, certain statutory payroll and related taxes, as well as other fringe benefits, are generally paid by the Company before the Company receives payment from its customers. Consequently, a significant portion of the Company's cost of revenues is normally paid by the Company prior to receiving payment from its customers. Increases in the Company's revenues, resulting from expansion of existing offices or establishment of new offices, will require additional cash resources necessary to support such growth. The debt service costs associated with the borrowings under the Notes, the Senior Debentures and the New Credit Facility will significantly increase liquidity requirements. Management of the Company believes that, based on pro forma results of operations and anticipated growth, including growth through acquisitions, cash flow from operations and funds anticipated to be available under the New Credit Facility will be sufficient to service the Company's indebtedness, to fund growth at anticipated levels and to meet anticipated working capital requirements for the foreseeable future. However, various factors, including those described under "Forward Looking Statements" in Item 1 of this Report, could prevent the Company from realizing these objectives.

      As of December 31, 1997, the Company had outstanding $20 million in principal amount of Senior Debentures bearing interest at a rate of 15%, $110 million in principal amount of Notes issued by COI bearing interest at a rate of 12%, $34 million outstanding under the New Credit Facility bearing interest at a rate of 7.875% and $7.2 million outstanding under the New Credit Facility bearing interest at a rate of 9.0%.

      As of December 31, 1997, approximately $134.7 million, or 57% of the Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions and will be amortized over a five to 40 year period, resulting in an annual charge of approximately $3.5 million. Various factors could impact the Company's ability to generate the earnings necessary to support this amortization schedule, including those described under "Forward Looking Statements" in Item 1 of this Report.

      The Company is obligated under various acquisition agreements to make earn-out payments to the sellers of acquired companies, subject to the acquired companies' meeting certain contractual requirements. For 1997, sellers became entitled to receive earn-out payments of $1.6 million payable in cash and 400,000 shares of the Company's Common Stock, of which $950,000 in cash has been paid and all such shares of stock issued. The maximum amount of the remaining potential earn-out payments is $5.0 million in cash and $4.5 million in stock payable in the three-year period from 1998 to 2000. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

      During 1997, the Company's primary sources of funds to meet working capital needs were:

      (i)   cash from operations;

      (ii) net proceeds from the Company's $25.2 million offering of its Old Subordinated Debentures in February and March 1997, which was repaid in June 1997 principally from the proceeds of the Fleet Credit Facility;

      (iii) the Company's borrowings under a short-term credit facility with U.S. Bank, Washington, entered into in February 1997, which provided for borrowing availability of up to $7.5 million (the "U. S. Bank Credit Facility"), the outstanding balance of which was repaid in June 1997, principally from the proceeds of the Fleet Credit Facility;

      (iv) the Company's borrowings under the Fleet Credit Facility entered into in June 1997, which provided for borrowing availability of up to $40.0 million, the outstanding balance of which was repaid in November 1997 principally from the proceeds of the New Credit Facility;

      (v) the proceeds of the offering by the Company and COI of $130.0 million original principal amount of the Notes and Senior Debentures in November 1997 (see "Recent Transactions--the Notes" and "--the Senior Debentures and Warrants" in this Item 7); and

      (vi) the Company's borrowings under the New Credit Facility, which provides for borrowing availability of up to $75.0 million based on a specified percentage of the Company's eligible accounts receivable (see "Recent Transactions--the New Credit Facility" in this Item 7).

      Cash and cash equivalents increased $2.9 million during the year ended December 31, 1997. Cash flows provided by financing activities of $113.8 million were in excess of cash flows used in operating activities of $11.4 million, and cash flows used in investing activities of $99.5 million. Cash flows used by operating activities were principally attributable to the need to fund growth in accounts receivable and their carrying costs. Cash flows used in investing activities are principally related to the purchase of Uniforce and Rhotech. Cash flows from financing activities were principally attributable to net proceeds available to the Company in connection with its sale of the Old Subordinated Debentures (which were redeemed in June 1997), net borrowings under the U. S. Bank Credit Facility (which was repaid in June 1997), net borrowings under the Fleet Credit Facility (which was repaid in November 1997), and net borrowings under the New Credit Facility and proceeds from the sale of the Notes and Senior Debentures, as described above.

Seasonality

      The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for services in the technical services sector has historically been lower during the year-end holidays through January of the following year, showing gradual improvement over the remainder of the year. Although less pronounced than in technical services, the demand for services of the telecommunications and IT sectors is typically lower during the first quarter until customers' operating budgets are finalized. The Company believes that the effects of seasonality will be less severe in the future if revenues contributed by the information technology and telecommunications sectors continue to increase as a percentage of the Company's consolidated revenues.

Other Matters

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 becomes effective in fiscal 1999. Management believes that any additional disclosure required by this statement will not materially differ from that currently presented.

      In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenues. SFAS 131 becomes effective in fiscal 1999. Management has not evaluated the effect of this change on the Company's financial statements.

      The Company does not anticipate that its systems will be negatively impacted by Year 2000 requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial Statements and Schedules as listed on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers, Key Employees and Directors

      The following table sets forth certain information concerning each individual who currently serves as an executive officer, key employee or director of the Company, including such person's business experience during at least the past five years, positions held with each of COI and the Company and certain directorships held by such person. Each director holds office until the next annual meeting of the stockholders and until his successor has been duly elected and qualified.

Name                                         Age             Position
----                                         ---             --------

Executive Officers/Employee Directors
James L. Paterek...........................   36    Chairman of the Board
Christopher P. Franco......................   38    Chief Executive Officer and
                                                        Director
Michael Ferrentino.........................   35    President and Director
Paul J. Grillo.............................   45    Senior Vice President and
                                                       Chief Financial Officer
Andrew Reiben..............................   33    Vice President of Finance
                                                       and Chief Accounting
                                                       Officer
Malcolm High...............................   46    Corporate Controller
Other Key Employees
John Fanning...............................   66    President of COMFORCE
                                                       Financial Services
                                                       Division
Rosemary Maniscalco........................   56    President of COMFORCE
                                                       Professional Staffing
                                                       Services; Acting
                                                    President of COMFORCE
                                                       Information Technologies
Stanley Rashkin............................   44    President of COMFORCE
                                                       Technical Staffing
                                                       Services
Bruce Astrom...............................   47    President of COMFORCE
                                                       Telecom
Non-Employee Directors
Michael D. Madden..........................   49    Vice Chairman
Richard Barber.............................   38    Director
Keith Goldberg.............................   35    Director
Dr. Glen Miller............................   62    Director
Marc Werner................................   40    Director

Executive Officers

      James L. Paterek has served as Chairman of the Board of COI since its formation in October 1997 and of the Company since February 1997, having previously served as consultant to the Company since December 1995. Mr. Paterek was a founder of Yield TechniGlobal which was purchased by Spectrum Global Services, Inc. (following its acquisition by the Company, renamed COMFORCE Telecom Inc.) and he served as COMFORCE Telecom's President from 1987 to 1995.

      Christopher P. Franco has served as the Chief Executive Officer and a Director of COI since its formation in October 1997 and of the Company since February 1997, having previously served as Executive Vice President of the Company since December 1995. In addition, Mr. Franco has served as Secretary of the Company since December 1995. From 1993 to 1995, Mr. Franco served as Vice President and General Counsel of Spectrum Information Technologies, Inc. (wireless transmissions, telecommunications and franchiser of computer stores). From 1985 to 1993, Mr. Franco practiced law, principally in the field of corporate securities, with the law firms of Fulbright & Jaworski (Houston), Cummings & Lockwood (Hartford) and Kelley Drye & Warren (New York).

      Michael Ferrentino has served as the President and a Director of COI since its formation in October 1997 and of the Company since December 1995. Mr. Ferrentino was a founder of COMFORCE Telecom, and he served as COMFORCE Telecom's Vice President from 1987 to 1993 and as its Executive Vice President from 1993 to 1995. From 1984 through 1987, he was employed by Dun & Bradstreet.

      Paul J. Grillo has served as Senior Vice President of the Company and COI since January 1998 and as Chief Financial Officer of COI since its formation in October 1997 and of the Company since July 1996. In addition, from July 1996 until January 1998, he served as Vice President of Finance of the Company. From July 1991 to July 1996, Mr. Grillo provided business planning and acquisition advisory services to a number of industries including telecommunications, contract services, manufacturing, publishing and real estate management. From April 1980 to June 1991, Mr. Grillo served as Senior Vice President-Finance, Treasurer and Chief Financial Officer of Butler Service Group, Inc., an international contract technical staffing services company. Mr. Grillo is a certified public accountant.

      Andrew Reiben has served as Vice President of Finance of the Company and COI since January 1998 and as Chief Accounting Officer of COI since its formation in October 1997 and of the Company since February 1996. From 1993 to February 1996, Mr. Reiben served as Controller of Daystar Robinson, a C.H. Robinson company (New York). From 1989 to 1993, Mr. Reiben was a Senior Accountant with Coopers & Lybrand LLP (New York), a certified public accounting firm. Mr. Reiben is a certified public accountant.

      Malcolm High has served as the Corporate Controller of COI since its formation in October 1997 and of the Company since April 1997. Prior thereto, from 1985 to April 1997, Mr. High held various positions with TAD Resources International, Inc. (staffing services), including Vice President (1991 to April
1997), Corporate Controller (1989 to April 1997) and Assistant Corporate Controller (1985 to 1989). He is an associate member of the Chartered Institute of Management Accountants (ACMA) of the United Kingdom.

Other Key Employees

      John Fanning, founder of Uniforce, served as President and a director of Uniforce from 1961, the year in which Uniforce's first office was opened, until November 1997. Mr. Fanning entered the employment field in 1954, when he founded the Fanning Personnel Agency, Inc., his interest in which he sold in 1967 to devote his efforts solely to Uniforce's operations. He also founded and served as the first president of the Association of Personnel Agencies of New York. In November 1997, Mr. Fanning became President of COMFORCE Financial Services Division.

      Rosemary Maniscalco joined Uniforce as Sales and Marketing Coordinator in December 1981. In June 1982, her duties were expanded to include direction of Uniforce's license marketing efforts, as well as the development of marketing concepts. In 1983, she was appointed the Uniforce's Director of Corporate Development, in May 1984, she was elected Executive Vice President and in June 1992, she was designated Chief Operating Officer. She served in that position until November 1997. In November 1997, she became President of COMFORCE Professional Staffing Services Division and Acting President of COMFORCE Information Technologies Division.

      Stanley Rashkin has served as President of the Company's subsidiary, COMFORCE Technical Services, since May 1996, following the Company's acquisition of DataTech, RRA, and Project Staffing Support Team. During the four years prior to May 1996, Mr. Rashkin served as President of DataTech, and Project Staffing Support Team, a technical staffing and consulting services business.

      Bruce Astrom has served as President, and prior thereto, Senior Vice President, of the Company's COMFORCE Telecom subsidiary since May 1996. From 1982 to 1996, Mr. Astrom was employed by Butler International, most recently as Vice President of Butler Telecom, an international telecommunications staffing and specialty services provider.

Non-Employee Directors

      Michael D. Madden has served as Vice Chairman of COI since its formation in October 1997 and of the Company since September 15, 1997 and is a member of the Finance Committee of the Board. He has served as Chairman of Hanover Capital L.L.C. (merchant banking) since July 1996 and as a Director of FM Properties, Inc. (real estate investments) since 1991. From 1994 to 1995, Mr. Madden served as a Vice Chairman and member of the Executive Committee of the Board of Directors of PaineWebber Incorporated (investment banking), having previously headed the transition team to integrate Kidder Peabody & Co. (investment banking) into PaineWebber Incorporated following their 1994 merger. Mr. Madden held various positions with Kidder Peabody & Co. from 1973 to 1989 and from 1993 to 1994, most recently as Executive Vice President responsible for Global Origination. He previously served as Senior Managing Director and co-head of Worldwide Investment Banking (1989 to 1993) and a Director (1990 to 1993) of Lehman Brothers (investment banking).

      Richard Barber has served as a Director of COI since its formation in October 1997 and of the Company since December 1995 and is a member of the Audit Committee of the Board. He is a partner at L.H. Frishkoff & Company, a certified public accounting firm. Mr. Barber is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants and has served as a committee member of the New York State Real Estate Accounting Committee.

      Keith Goldberg has served as a Director of COI since its formation in October 1997 and of the Company since December 1995 and is a member of the Compensation and Stock Option Committees of the Board. He is senior partner at
J. Walter Thompson Advertising. Previously, he worked for BBDO Advertising as an Associate Creative Director from 1994 to 1995. From 1990 through 1994, he served as a Vice President at Young & Rubicam (advertising).

      Dr. Glen Miller has served as a Director of COI since its formation in October 1997 and of the Company since December 1995 and is a member of the Audit, Compensation and Stock Option Committees of the Board. He is a Vice President of Pacer International, a telecommunications construction company. Prior thereto, he had served as Vice President of Cybertel Network Systems and as Vice President of TeleData, both telecommunications service companies. From 1990 to 1994, Dr. Miller was responsible for strategic planning for the Harris Corporation (electronics and communications). From 1984 to 1990, he was responsible for the direction and arrangement of business activities in various markets nationwide for GTE Telecom, a telecommunications company. Dr. Miller is a retired Colonel, U.S. Air Force.

      Marc Werner has served as a Director of COI since its formation in October 1997 and of the Company since May 1997 and is a member of the Finance Committee of the Board. He is the President and Chief Executive Officer of Cornucopia Capital Advisors, Inc. (financial and strategic advisory services). In addition, Mr. Werner has served as the Vice Chairman of Ameriquest Technologies, Inc. (computer products) since 1993. Prior thereto, Mr. Werner served as the President and Chief Executive Officer of Werner Financial Inc. (investment, insurance, real estate and claims management) (1995 to 1997); as the Chief Financial Officer of Werner Holdings (PA) Inc. (climbing products, extruded industrial products and financial services) (1986 to 1996); as the President and Chief Executive Officer of B-E Industries (industrial holding company) (1982 to
1986); and as Vice President and Chief Financial Officer of Borg-Erickson (bathroom scale manufacturer) (1981 to 1986). Mr. Werner is a certified public accountant.

      Executive officers are appointed by the Board of Directors and serve at the pleasure of the Board. There are no family relationships among the executive officers and/or directors, nor are there any arrangements or understandings between any director or officer and another person pursuant to which he was selected as a director or officer except as may be hereinafter described.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation and Arrangements

      During 1997, non-employee directors received fees of $1,000 per quarter (which has been increased to $2,500 per quarter for 1998). In addition, under the Company's Long-Term Stock Investment Plan, each non-employee director is entitled to receive options to purchase 10,000 shares of Common Stock upon his initial election to the Board and, annually thereafter, options to purchase 10,000 shares upon his reelection to the Board, at an exercise price equal to the market price on the date of grant. All options granted to non-employee directors under these non-discretionary provisions of the Plan provide that the options become exercisable one year from the date of grant and terminate 10 years from the date of grant.

Executive Officer Compensation

      The following table shows all compensation paid by the Company and its subsidiaries for the fiscal years ended December 31, 1997, 1996 and 1995 to each person who has served as the chief executive officer of the Company at any time since the beginning of the last completed fiscal year and to the Company's most highly compensated executive officers who served as executive officers during the last fiscal year whose income exceeded $100,000 (the "Named Executive Officers"). No other executive officers of the Company received compensation in excess of $100,000 in 1997.

                           Summary Compensation Table

                                                                      Long Term
                                                                    Compensation
                                         Annual Compensation           Awards
                                      ------------------------    -----------------
Name and Position              Year   Salary ($)     Bonus ($)    Options/SAR's (#)
-----------------              ----   ----------     ---------    -----------------
Christopher P. Franco,         1997   150,000        222,777            --
Chief Executive Officer        1996   150,000             --       112,500(2)
                               1995    28,846        739,264(1)         --

Michael Ferrentino,            1997   150,000        223,088            --
President                      1996   150,000             --       281,250(2)
                               1995    79,703        739,264(1)         --

James L. Paterek,              1997   208,000        271,849            --
Chairman of the Board(3)       1996   157,000             --       281,250(2)
                               1995    39,250      1,232,106            --

Paul J. Grillo,                1997   135,000         60,000            --
Senior Vice President and      1996    59,500          5,000         5,000(4)
Chief Financial Officer        1995        --             --            --

Andrew C. Reiben,              1997   100,000         42,000            --
Vice President of Finance      1996    83,333             --        20,000(5)
and Chief Accounting Officer   1995        --             --            --

----------

(1) This amount represents the value of shares of Common Stock which the Company issued or agreed to issue in 1995 to Messrs. Franco and Ferrentino for agreeing to direct the Company's entry into the technical staffing business.

(2) Currently exercisable options to purchase the Company's Common Stock at an exercise price of $6.75 per share.

(3) Includes compensation payable to Mr. Paterek during the period he served as a consultant to the Company (October 1995 to February 1997).

(4) Options to purchase the Company's Common Stock at $18.00 per share, 12,500 of which are current exercisable.

(5) Currently exercisable options to purchase 20,000 shares of the Company's Common Stock at an exercise price of $7.25 per share.

      Option Awards and Values. No options or stock appreciation rights were awarded to any of the Named Executive Officers in 1997. The following table sets forth information concerning the aggregate number and values of options held by Named Executive Officers as of December 31, 1997. None of the Named Executive Officers holds stock appreciation rights and none of such persons exercised any options in 1997.

                 Aggregated Option Exercises in Last Fiscal Year
                            and FY-End Option Values

                                   Number of Securities    Value of Unexercised
                                  Underlying Unexercised       In-the-Money
                                        Options at              Options at
                                   Fiscal Year End (#)     Fiscal Year End ($)
                                       Exercisable/            Exercisable/
       Name                           Unexercisable           Unexercisable
       ----                           -------------           -------------

       Christopher P. Franco ...      112,500/0             $140,625/$0
       Michael Ferrentino ......      281,250/0             $351,563/$0
       James L. Paterek ........      281,250/0             $351,563/$0
       Paul J. Grillo ..........      12,500/37,500         $0/$0
       Andrew C. Reiben ........      10,000/10,000         $7,500/$7,500

----------
(1) This information is presented as of December 31, 1997. See the notes to the "Summary Compensation Table" for a description of the terms of the options listed in this table.

Employment Agreements

      Effective as of December 1, 1997, the Company entered into employment agreements with James L. Paterek, the Chairman of the Company, Christopher P. Franco, the Chief Executive Officer of the Company, and Michael Ferrentino, the Chief Operating Officer of the Company. Each agreement is for a term of two years and provides for payment of (i) a salary of $200,000 per year, subject to annual increases of the higher of 7% or the percentage increase in the Consumer Price Index, (ii) an annual bonus, payable in cash or Common Stock of the Company, (iii) a car allowance, and (iv) participation in the Company's benefits. Each agreement is terminable by the Company only for "just cause," and imposes customary non-competition and confidentiality restrictions on each executive. In addition, each agreement provides that, if any such executive resigns within one year, or is terminated within three years (other than for just cause), following a change of control, such executive shall be entitled to receive three times the amount of his annual salary, bonus, benefits and the Company's pension contributions on his behalf. In addition, in such event, the executive is entitled to receive an amount equal to the sum of the aggregate exercise price of options to purchase Common Stock held by him, plus a "gross up" payment based on projected federal income taxes payable by the executive, health care benefits for three years and, in certain circumstances, a payment intended to compensate the executive for any federal excise tax which may become payable by him due to his receipt of such compensation.

      Prior thereto, the Company had entered into employment agreements with Messrs. Franco and Ferrentino in December 1995 for two year terms which expired in November 1997, and with Mr. Paterek in February 1997, which agreement was terminated upon execution of a new agreement with him in December 1997, as described above. The Company has also entered into employment agreements with Messrs. Grillo and Reiben which include customary non-competition and confidentiality restrictions. Each of these agreements is terminable by the Company upon 30 days notice.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Ownership of Certain Beneficial Owners and Management

      The following table sets forth the number of shares and percentage of Common Stock beneficially owned as of March 19, 1998 by (i) each person who is known by the Company to own beneficially more than 5% of the shares of Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless stated otherwise, each person so named exercises sole voting and investment power as to the shares of Common Stock so indicated. There were 15,637,947 shares of Common Stock issued and outstanding as of March 19, 1998. None of the officers or directors owns any shares of the Company's outstanding Series F Preferred Stock. All of the shares of common stock of COI and the PIK Preferred Stock of COI (issued in connection with the recent financing transactions) is owned beneficially and of record by the Company.

      Name and Address of                               Number(1)  Percentage(1)
      Beneficial Owner                                  ---------  -------------
      ----------------
      Management:
      James L. Paterek(2) ..........................    1,947,572         12.2%
      2001 Marcus Avenue
      Lake Success, New York 11042
      Christopher P. Franco(3) .....................    1,002,294          6.4%
      2001 Marcus Avenue
      Lake Success, New York 11042
      Michael Ferrentino(4) ........................    2,381,012         15.0%
      2001 Marcus Avenue
      Lake Success, New York 11042
      Andrew Reiben(5) .............................       20,000            *
      Paul Grillo(6) ...............................       12,500            *
      Malcolm High(7) ..............................        2,500            *
      Dr. Glen Miller(8) ...........................       20,000            *
      Richard Barber(8) ............................       20,000            *
      Keith Goldberg(8) ............................       20,000            *
      Marc Werner(9) ...............................      195,000          1.2%
      Michael Madden(10) ...........................       50,000            *
      Directors and officers as a group
      (11 persons)(11) .............................    4,793,084         28.9%
      Other Significant Stockholders:
      ARTRA GROUP Incorporated(12)(13) .............    1,525,500          9.8%
      500 Central Avenue
      Northfield, Illinois 60093
      John Fanning(14) .............................      914,996          5.9%
      COMFORCE-Woodbury
      415 Crossways Park Drive
      P.O. Box 9006
      Woodbury, NY 11797

      Name and Address of                               Number(1)  Percentage(1)
      Beneficial Owner                                  ---------  -------------
      ----------------
      Alberta, Canada (15) .........................    1,400,000          9.0%
      Alberta Treasury, Room 530
      Terrace Building
      9515 107th Street
      Edmonton, Alberta  T5K 2C3

----------

*    Less than 1%

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

(2) The shares beneficially owned by Mr. Paterek, the Chairman of the Company, include (i) 1,666,322 shares currently held of record by him and (ii) 281,250 shares issuable to him upon exercise of an option at an exercise price of $6.75 per share.

(3) The shares beneficially owned by Mr. Franco, the Chief Executive Officer and a Director of the Company, include (i) 877,794 shares currently held of record by him, (ii) 112,500 shares issuable to him upon exercise of an option at an exercise price of $6.75 per share and (iii) 12,000 held in a trust of which he is the sole trustee.

(4) The shares beneficially owned by Mr. Ferrentino, the President and a Director of the Company, include (i) 999,794 shares currently held of record by him, (ii) 281,250 shares issuable to him upon exercise of an option at an exercise price of $6.75 per share, (iii) 877,794 shares held of record by Christopher P. Franco which are subject to a voting agreement among him, Mr. Ferrentino, and Kevin W. Kiernan, a Vice President of COMFORCE Telecom, under which Mr. Ferrentino has voting power (the "Voting Agreement"), and (iv) 222,174 shares held of record by Mr. Kiernan which are subject to the Voting Agreement.

(5) The shares beneficially owned by Mr. Reiben, the Chief Accounting Officer and Director of Finance of the Company, are shares issuable upon the exercise of an option at an exercise price of $7.25 per share.

(6) The shares beneficially owned by Mr. Grillo, the Chief Financial Officer of the Company, are issuable upon the exercise of an option at an exercise price of $18.00.

(7) The shares beneficially owned by Mr. High are issuable upon the exercise of an option at an exercise price of $8.00.

(8) The shares beneficially owned by this individual include 10,000 shares issuable to him upon exercise of an option at an exercise price of $6.75 per share and 10,000 shares issuable to him upon exercise of an option at an exercise price of $17.00.

(9) The shares shown to be beneficially owned by Mr. Werner include (i) 85,000 shares held in street name for his account, (ii) 100,000 shares issuable upon the exercise of a warrant at an exercise price of $7.625 and (iii) options to purchase 10,000 shares at an exercise price of $5.875 per share.

(10) The shares beneficially owned by Mr. Madden, a Director of the Company, are issuable to him upon the exercise of an option at an exercise price of $7.375 per share.

(11) The shares shown to be beneficially owned by the directors and officers as a group include (i) 3,628,910 shares held of record by them, (ii) 222,174 shares held of record by Mr. Kiernan (under which Mr. Ferrentino has voting power), (iii) 12,000 held in a trust of which Christopher P. Franco is the sole trustee, (iv) 20,000 shares issuable upon the exercise of an option at an exercise price of $7.25 per share, (v) 705,000 shares issuable upon the exercise of an option at an exercise price of $6.75 per share, (vi) 12,500 shares issuable upon the exercise of an option at an exercise price of $18.00, (vii) 100,000 shares issuable upon the exercise of a warrant at an exercise price of $7.625, (viii) 30,000 shares issuable upon the exercise of an option at $17.00 per share, (ix) 50,000 shares issuable upon the exercise of an option at an exercise price of $7.375,
     (x) 10,000 shares issuable upon the exercise of an option at an exercise price of $5.875 and (xi) 2,500 shares issuable upon the exercise of an option at an exercise price of $8.00.

(12) John Harvey and Peter R. Harvey, each of whom formerly served as an officer and director of the Company, control the management and operations of ARTRA, which indirectly owns 11.3% of the Company's Common Stock. Insofar as each is deemed to be a beneficial owner of the Company's shares owned of record in each case by ARTRA, Peter R. Harvey owns 1,772,833 shares, or 11.6%, of the Company's Common Stock and John Harvey owns 1,803,333 shares, or 11.8%, of the Company's Common Stock. Each such person maintains a business address at 500 Central Avenue, Northfield, Illinois 60093.

(13) ARTRA, a Delaware corporation, presently owns 233,036 shares of record in its name and 1,511,667 shares of record through a wholly-owned subsidiary, Fill-Mor Holding, Inc. ("Fill-Mor")(hereinafter all holdings of Fill-Mor are referred to as ARTRA's).

(14) Includes 188,601 shares held by a limited partnership of which Mr. Fanning is the general partner. Mr. Fanning disclaims beneficial ownership of the shares owned by such limited partnership in excess of his proportional interest in the partnership.

(15) The shares beneficially owned by the stockholder are owned of record.

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

      Based solely on review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to persons who are officers or directors of the Company or holders of 10% of the Company's common stock were complied with in 1997, except for the following: Form 3s were not timely filed reporting the elections as directors of the Company of Marc L. Werner or Michael D. Madden. Each failure to timely file was inadvertent, neither of the persons required to file reports traded any of the securities beneficially owned by him during the brief period of noncompliance and such reports have since been filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company made loans in 1995 and 1996 to James L. Paterek, the Chairman of the Company, Christopher P. Franco, the Chief Executive Officer of the Company, and Michael Ferrentino, the President of the Company, of $152,000, $91,000 and $91,000, respectively, to cover their tax liabilities resulting from their acquisition of common stock of the Company in order to direct the Company's entry into the technical staffing business. The obligations were evidenced by notes and bore interest at the rate of 6% per annum. As more fully described below, these obligations were discharged in August 1997.

      As a condition to the funding of the Fleet Credit Facility, the lenders required Messrs. Paterek, Franco and Ferrentino to each pledge as additional collateral to secure the Company's obligations under the Fleet Credit Facility 500,000 shares of the Company's common stock owned by them and all of the options to purchase common stock held by them (281,250 shares in the case of Messrs. Paterek and Ferrentino and 112,500 shares in the case of Mr. Franco), which shares had a current market value in excess of $12 million as of the date the Fleet Credit Facility was funded. In recognition of both the substantial benefit afforded to the Company by the pledges and the cost to the principals of making the pledges, in August 1997, the board of directors of the Company authorized the issuance of an aggregate consideration of approximately $650,000 to Messrs. Paterek, Franco and Ferrentino. Of this amount, $152,000, $91,000 and $91,000 was utilized to repay outstanding loans of Messrs. Paterek, Franco and Ferrentino, respectively, due to the Company. The balance of this amount was treated as bonuses payable to these officers and is included in the "Summary Compensation Table" in Item 11 of this Report. The board of directors of the Company determined this consideration to be reasonable based on the valuation of the pledges as determined by the appraisal performed by the independent valuation firm. The pledges were released when the Fleet Credit Facility was repaid in November 1997.

      See "Employment Agreements" in Item 11 of this Report for a description of the employment agreements entered into between the Company and each of Messrs. Paterek, Ferrentino, Franco, Grillo and Reiben.

      The Company paid L.H. Frishkoff & Company, a certified public accounting firm at which Richard Barber, a Director of the Company, is a partner, approximately $208,000 in fees during 1997.

      Michael D. Madden, a Director of the Company, received options under the Company's Stock Option Plan to purchase 90,000 Shares of the Company's Common Stock at an exercise price of $7.375 for agreeing to provide consulting services to the Company.

      In connection with the closing of the New Credit Facility in November 1997, Heller required that John Fanning, the former controlling stockholder of Uniforce and the current holder of approximately 5.9% of the issued and outstanding Common Stock of the Company, provide cash collateral to it in the amount of $5.0 million. This collateral was fully released in February 1998. As consideration for agreeing to make this collateral available, the Company paid to Mr. Fanning $85,342, representing a 12% per annum yield on his cash collateral, less the actual return thereon as invested.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements as listed on page F-1.
      2.    Financial Statement Schedules as listed on page F-1.
      3.    Exhibits as listed on page E-1.

(b)   Reports on Form 8-K.

      On October 28, 1997, the Company filed a Current Report on Form 8-K to report the commencement of its tender offer for the shares of Uniforce and its proposal for a subsidiary of the Company to merge with Uniforce if the tender offer proved successful.

      On December 9, 1997, the Company filed a Current Report on Form 8-K to (i) report the successful completion of the Uniforce tender offer and the merger of a subsidiary of the Company into Uniforce, (ii) describe the terms of the Notes,
(iii) describe the terms of the Senior Debentures, (iv) describe the terms of the New Credit Facility, and (v) file the financial statements for Uniforce, as required in accordance with Item 7(a)(4) of Form 8-K and the related pro forma financial information as required in accordance with Item 7(b) of Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORCE Corporation


By: /s/ Christopher P. Franco
    ----------------------------------------------
    Christopher P. Franco, Chief Executive Officer

Date: March 31, 1998


COMFORCE Operating, Inc.


By: /s/ Christopher P. Franco
    ----------------------------------------------
    Christopher P. Franco, Chief Executive Officer

Date: March 31, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

      SIGNATURE                       TITLE                         DATE
----------------------------  ----------------------------   -------------------


/s/ James L. Paterek          Chairman                        March 31, 1998
---------------------------
      James L. Paterek


/s/ Christopher P. Franco     Chief Executive Officer,
---------------------------   Secretary and Director          March 31, 1998
      Christopher P. Franco


/s/ Michael Ferrentino        President and
---------------------------   Director                        March 31, 1998
      Michael Ferrentino


/s/ Paul Grillo               Chief Financial Officer
---------------------------   (Principal Financial
      Paul Grillo             Officer)                        March 31, 1998



/s/ Andrew Reiben             Vice President of Finance and   March 31, 1998
---------------------------   Chief Accounting Officer
      Andrew Reiben           Principal Accounting Officer)


/s/ Keith Goldberg            Director                        March 31, 1998
---------------------------
      Keith Goldberg


 /s/ Glen Miller              Director                        March 31, 1998
---------------------------
      Glen Miller


/s/ Marc Werner               Director                        March 31, 1998
---------------------------
      Marc Werner

                      COMFORCE CORPORATION AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1997 AND 1996


Comforce Corporation and Subsidiaries
Index to Financial Statements

                                                                        Page(s)

Report of Independent Accountants                                         F-2

Financial Statements:

   Consolidated Balance Sheets as of December 31, 1997 and 1996           F-3

   Consolidated Statements of Operations for the years ended
       December 31, 1997, 1996 and 1995                                   F-4

   Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 1997, 1996 and 1995                                 F-5-F-7

   Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995                                 F-8-F-9

   Notes to Financial Statements                                       F-10-F-31

   Schedule II Valuation and Qualifying Accounts                          F-32

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comforce Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition in our opinion the financial statement schedule referred to above when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                      COOPERS & LYBRAND L.L.P.

New York, New York
February 23, 1998.

Comforce Corporation and Subsidiaries
Consolidated Balance Sheets
as of December 31, 1997 and 1996 (in thousands except share data)

                               ASSETS:                         1997         1996
                                                             ---------    ---------
Current assets:
  Cash and cash equivalents                                  $   6,512    $   3,608
  Restricted cash                                                1,036
  Accounts receivable, net                                      73,116       12,042
  Prepaid expenses                                                 793          243
  Other assets                                                   5,755          373
  Deferred income tax                                            1,710          278
                                                             ---------    ---------
            Total current assets                                88,922       16,544

Property and equipment, net                                      4,271          744
Intangible assets, net                                         134,687       24,756
Deferred financing costs                                         5,790
Deferred income tax                                              2,119
Other assets                                                       396        1,322
                                                             ---------    ---------
            Total assets                                     $ 236,185    $  43,366
                                                             =========    =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Borrowings under revolving line of credit                  $   5,038    $   3,850
  Accounts payable                                               4,954        1,398
  Accrued expenses                                              19,647        2,930
  Income taxes                                                                  354
                                                             ---------    ---------
            Total current liabilities                           29,639        8,532
                                                             ---------    ---------

Long-term debt                                                 166,000
Deferred income tax                                                              90
Other liabilities                                                1,144
                                                             ---------    ---------
            Total liabilities                                  196,783        8,622
                                                             ---------    ---------

Commitments and contingencies (Note 18)

Stockholders' Equity:
  Series D senior convertible preferred stock, $.01 par
     value; 15,000 shares authorized, 7,002 shares issued
     and outstanding in 1996, liquidation value of $1,000
     per share ($7,002)                                                           1
  Series F convertible preferred stock, $.01 par value;
     10,000 shares authorized, 500 shares issued and
     outstanding in 1997 and 3,250 shares issued and
     outstanding in 1996, liquidation value of $1,000
     per share ($500) in 1997 and ($3,250) in 1996                   1            1
  Common stock, $.01 par value; 100,000,000 shares
     authorized, 15,344,247 shares issued and outstanding
     in 1997 and 12,701,934 shares issued and outstanding
     in 1996                                                       153          127
  Additional paid-in capital                                    43,323       34,253
  Retained earnings (deficit), since January 1, 1996            (4,075)         362
                                                             ---------    ---------
            Total stockholders' equity                          39,402       34,744
                                                             ---------    ---------
            Total liabilities and stockholders' equity       $ 236,185    $  43,366
                                                             =========    =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

Comforce Corporation and Subsidiaries
Consolidated Statements of Operations
for the years ended December 31, 1997, 1996 and 1995
(in thousands, except share data)

                                                         1997         1996         1995
Revenue:
  Net sales of services                                $ 216,521    $  55,867    $   2,387
                                                       ---------    ---------    ---------
Costs and expenses:
  Cost of services                                       186,455       47,574        1,818
  Stock compensation                                                                 3,425
  Selling, general and administrative expenses            19,718        5,266          461
  Restructuring charge                                     1,600
  Depreciation and amortization                            1,883          614          362
                                                       ---------    ---------    ---------
      Total costs and expenses                           209,656       53,454        6,066
                                                       ---------    ---------    ---------
Operating income (loss)                                    6,865        2,413       (3,679)
                                                       ---------    ---------    ---------

Other income (expense):
  Bridge and financing charges                            (7,672)
  Interest expense                                        (4,588)        (201)        (585)
  Other income (expense), net                                344           40          (33)
                                                       ---------    ---------    ---------
                                                         (11,916)        (161)        (618)
Income (loss) from continuing operations before
     income taxes and extraordinary credit                (5,051)       2,252       (4,297)
Provision (credit) for income taxes                       (1,351)         900           35
                                                       ---------    ---------    ---------
Income (loss) from continuing operations                  (3,700)       1,352       (4,332)
Loss from discontinued operations                                                  (17,211)
                                                       ---------    ---------    ---------
Income (loss) before extraordinary credit                 (3,700)       1,352      (21,543)
Extraordinary credit, net discharge of indebtedness                                  6,657
                                                       ---------    ---------    ---------
      Net income (loss)                                   (3,700)       1,352      (14,886)

Dividends on preferred stock                                 737          325
Accretive dividend on Series F preferred stock                            665
                                                       ---------    ---------    ---------
      Income (loss) available to common stockholders   $  (4,437)   $     362    $ (14,886)
                                                       =========    =========    =========

Basic income (loss) per common share (Note 1):
  Continuing operations before accretive dividend      $   (0.33)   $     .12    $    (.95)
  Discontinued operations                                                            (3.74)
                                                       ---------    ---------    ---------
  Income (loss) before extraordinary credit and
    accretive dividend                                     (0.33)         .12        (4.69)
  Extraordinary credit                                                                1.45
  Accretive dividend on Series F preferred stock                         (.09)
                                                       ---------    ---------    ---------
      Basic net income (loss) per common share         $   (0.33)   $     .03    $   (3.24)
                                                       =========    =========    =========

Diluted income (loss) per common share:
  Continuing operations before accretive dividend      $    (.33)   $     .10    $    (.95)
  Discontinued operations                                                            (3.74)
                                                       ---------    ---------    ---------
  Income (loss) before extraordinary credit and
    accretive dividend                                      (.33)         .10        (4.69)
  Extraordinary credit                                                                1.45
  Accretive dividend on Series F preferred stock                         (.07)
                                                       ---------    ---------    ---------
      Diluted net income (loss) per common share       $   (0.33)   $     .03    $   (3.24)
                                                       =========    =========    =========

Basic weighted average shares                             13,493       11,049        4,596
Plus dilutive effect of options, warrants and
  convertible securities                                                1,984
                                                       ---------    ---------    ---------
Diluted weighted average shares                           13,493       13,033        4,596
                                                       =========    =========    =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

Comforce Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
(in thousands, except share data)

                                                                                                                    Restricted
                                                                   Preferred Stock          Common Stock           Common Stock
                                                                 ---------------------  ----------------------  -------------------
                                                                  Shares       Amount      Shares      Amount     Shares     Amount
                                                                 ---------------------  ----------------------  -------------------
Balance at December 31, 1994                                       9,701    $   19,515     3,265,019    $ 32     100,000     $(700)
Common stock issued as consideration for debt restructuring                                  150,000       2
Common stock issued as additional consideration for
     short-term borrowings                                                                   141,176       1
Common stock issued to pay liabilities                                                       115,098       1
Common stock sold through private placements                                               1,946,667      19
Common stock issued under compensation agreements with
    individuals to manage the Company's telecommunications
    and computer technical staffing services business                                      3,091,304      31
Common stock issued as additional consideration for Telecom
    purchase guarantee                                                                       350,000       3
Common stock issued as compensation for Telecom acquisition
     fees                                                                                    150,000       2
Common stock issued to ARTRA in exchange for the Company's
     entire entire preferred stock issue                          (9,701)      (19,515)      100,000       1
Restricted common stock issued as additional consideration
     for short-term borrowings                                                                                  (100,000)      700
Liabilities assumed by ARTRA
Fractional shares purchased                                                                      (66)
Net loss
                                                              ----------    ----------    ----------    ----    --------     -----

Balance at December 31, 1995                                                               9,309,198      92

                                                              Additional                     Total
                                                                Paid-in    Accumulated  Stockholders'
                                                                Capital      Deficit       Equity
                                                              ----------   -----------  -------------
Balance at December 31, 1994                                  $   65,392   $  (78,961)   $    5,278
Common stock issued as consideration for debt restructuring          335                        337
Common stock issued as additional consideration for
     short-term borrowings                                           229                        230
Common stock issued to pay liabilities                               374                        375
Common stock sold through private placements                       5,820                      5,839
Common stock issued under compensation agreements with
    individuals to manage the Company's telecommunications
    and computer technical staffing services business              2,844                      2,875
Common stock issued as additional consideration for Telecom
    purchase guarantee                                               587                        590
Common stock issued as compensation for Telecom acquisition
     fees                                                            251                        253
Common stock issued to ARTRA in exchange for the Company's
     entire entire preferred stock issue                          19,514
Restricted common stock issued as additional consideration
     for short-term borrowings                                                                  700
Liabilities assumed by ARTRA                                         647                        647
Fractional shares purchased
Net loss                                                                      (14,886)      (14,886)
                                                              ----------   ----------    ----------

Balance at December 31, 1995                                      95,993      (93,847)        2,238

Continued

Comforce Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity, Continued for the years ended December 31, 1997, 1996 and 1995
(in thousands, except share data)

                                                                                       Series E                     Series D
                                                             Common Stock           Preferred Stock             Preferred Stock
                                                          -------------------   ------------------------     ----------------------
                                                             Shares    Amount      Shares         Amount      Shares         Amount
                                                          -------------------   ------------------------    -----------------------
Balance at December 31, 1995                               9,309,198   $   92
Quasi-Reorganization as of January 1, 1996
Exercise of stock options                                      4,500        1
Exercise of stock warrants                                   449,445        5
Issuance of Series E convertible preferred stock                                     8,871    $        1
Conversion of Series E preferred to common stock             887,100        9       (8,871)           (1)
Issuance of Series D senior convertible preferred stock                                                          7,002   $      1
Issuance of Series F preferred stock
Common stock sold through private placement                  810,000        8
SEC registration fees
Common stock issued as consideration for the
  purchase of Force Five                                      27,398        1
Common stock issued as consideration for the
  purchase of AZATAR                                         243,211        2
Common stock issued as consideration for the purchase
  of Continental                                              36,800        1
Common stock issued to pay liabilities assumed by ARTRA      137,500        1
Liabilities assumed by ARTRA
Common stock issued to management for anti-dilution
  provision                                                  796,782        7
Net income
Dividends:
  Series E preferred stock
  Series D preferred stock
  Series F preferred stock
  Accretive dividend on Series F preferred stock
                                                          ----------   ------   ----------    ----------    ----------   ----------

Balance at December 31, 1996                              12,701,934      127           --            --         7,002          1

                                                                 Series F
                                                              Preferred Stock       Additional
                                                           ----------------------     Paid-in     Accumulated
                                                            Shares         Amount     Capital        Deficit
                                                          -----------------------   ----------    -----------
Balance at December 31, 1995                                                        $   95,993    $  (93,847)
Quasi-Reorganization as of January 1, 1996                                             (93,847)       93,847
Exercise of stock options                                                                   22
Exercise of stock warrants                                                               2,041
Issuance of Series E convertible preferred stock                                         4,635
Conversion of Series E preferred to common stock                                            (8)
Issuance of Series D senior convertible preferred stock                                  6,415
Issuance of Series F preferred stock                           3,250   $        1        2,957
Common stock sold through private placement                                              6,362
SEC registration fees                                                                     (300)
Common stock issued as consideration for the
  purchase of Force Five                                                                   499
Common stock issued as consideration for the
  purchase of AZATAR                                                                     4,118
Common stock issued as consideration for the purchase
  of Continental                                                                           574
Common stock issued to pay liabilities assumed by ARTRA                                    275
Liabilities assumed by ARTRA                                                             3,318
Common stock issued to management for anti-dilution
  provision                                                                                534
Net income
Dividends:
  Series E preferred stock
  Series D preferred stock
  Series F preferred stock
  Accretive dividend on Series F preferred stock                                           665
                                                          ----------   ----------   ----------    ----------

Balance at December 31, 1996                                   3,250            1       34,253            --

                                                           Retained
                                                           Earnings
                                                            Since           Total
                                                          January 1,    Stockholders'
                                                             1996          Equity
                                                          ----------    -------------
Balance at December 31, 1995                                            $    2,238
Exercise of stock options                                                       23
Exercise of stock warrants                                                   2,046
Issuance of Series E convertible preferred stock                             4,636
Conversion of Series E preferred to common stock
Issuance of Series D senior convertible preferred stock                      6,416
Issuance of Series F preferred stock                                         2,958
Common stock sold through private placement                                  6,370
SEC registration fees                                                         (300)
Common stock issued as consideration for the
  purchase of Force Five                                                       500
Common stock issued as consideration for the
  purchase of AZATAR                                                         4,120
Common stock issued as consideration for the purchase
  of Continental                                                               575
Common stock issued to pay liabilities assumed by ARTRA                        276
Liabilities assumed by ARTRA                                                 3,318
Common stock issued to management for anti-dilution
  provision                                                                    541
Net income                                                $    1,352         1,352
Dividends:
  Series E preferred stock                                       (18)          (18)
  Series D preferred stock                                      (280)         (280)
  Series F preferred stock                                       (27)          (27)
  Accretive dividend on Series F preferred stock                (665)
                                                          ----------    ----------

Balance at December 31, 1996                                     362        34,744

Continued

Comforce Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity, Continued for the years ended December 31, 1997, 1996 and 1995
(in thousands, except share data)


                                                                                   Series D           Series F      Additional
                                                            Common Stock       Preferred Stock    Preferred Stock    Paid-in
                                                         --------------------  -----------------  -----------------
                                                           Shares    Amount    Shares   Amount    Shares   Amount    Capital
                                                         --------------------  -----------------  ----------------- -----------
Balance at December 31, 1996                             12,701,934  $   127     7,002  $     1     3,250  $     1  $   34,253
Exercise of stock options                                   124,000        1                                               141
Exercise of stock warrants                                   80,000        1                                               214
Redemption of Series F preferred stock                                                             (2,750)              (3,162)
Conversion of Series D preferred stock                      583,500        6    (7,002)      (1)                            (5)
Issuance of common stock as inducement to effect
    Series D conversion                                      87,750        1                                               492
SEC Registration fees                                                                                                     (625)
Issuance of warrants in connection with debt placement                                                                   1,511
Issuance of common stock in connection with payment
     right                                                  385,591        4                                                (4)
Issuance of common stock as consideration for interest
    owed on debt                                            118,145        1                                               632
Issuance of common shares in connection with the
    acquisition of Uniforce Services, Inc.                1,585,208       16                                            12,143
Issuance of warrants in connection with the
    acquisition of Uniforce Services, Inc.                                                                                 150
Redemption of common stock                                 (321,867)      (4)                                           (2,417)
Redemption of partial shares of common stock                    (14)
Net loss
Dividends:
    Series D preferred stock
    Series F preferred stock
                                                         ----------- --------  -------- --------  -------- -------- -----------

Balance at December 31, 1997                             15,344,247  $   153        --  $    --       500  $     1  $   43,323
                                                         =========== ========  ======== ========  ======== ======== ===========

                                                          Retained
                                                          Earnings
                                                         (Deficit)
                                                           Since          Total
                                                         January 1,    Stockholders'

                                                            1996          Equity
                                                        -------------  -------------
Balance at December 31, 1996                            $        362   $     34,744
Exercise of stock options                                                       142
Exercise of stock warrants                                                      215
Redemption of Series F preferred stock                                       (3,162)
Conversion of Series D preferred stock
Issuance of common stock as inducement to effect
    Series D conversion                                         (493)
SEC Registration fees                                                          (625)
Issuance of warrants in connection with debt placement                        1,511
Issuance of common stock in connection with payment
     right
Issuance of common stock as consideration for interest
    owed on debt                                                                633
Issuance of common shares in connection with the
    acquisition of Uniforce Services, Inc.                                   12,159
Issuance of warrants in connection with the
    acquisition of Uniforce Services, Inc.                                      150
Redemption of common stock                                                   (2,421)
Redemption of partial shares of common stock
Net loss                                                      (3,700)        (3,700)
Dividends:
    Series D preferred stock                                    (195)          (195)
    Series F preferred stock                                     (49)           (49)
                                                        -------------  -------------

Balance at December 31, 1997                            $     (4,075)  $     39,402
                                                        =============  =============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

Comforce Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 1997, 1996 and 1995 (in thousands)

                                                                               1997        1996        1995
Cash flows from operating activities:
  Net income (loss)                                                          $ (3,700)   $  1,352    $(14,886)
  Adjustments to reconcile net income (loss) to net cash
    (used in) operations:
       Extraordinary gain from net discharge of indebtedness                                           (6,657)
       Provision for disposal of fashion costume jewelry business                                       1,600
       Depreciation of property and equipment                                     482         139         101
       Amortization of goodwill                                                 1,401         475         261
       Impairment of goodwill                                                                          12,930
       Amortization of other assets                                                                       374
       Common stock compensation                                                                        3,657
       Allowance for doubtful accounts                                            106         212
       Deferred income taxes                                                     (578)       (189)
  Changes in assets and liabilities, net of the effects of acquisitions of businesses and the discontinued operations (in 1995 ):
       (Increase) decrease in accounts receivables                             (1,177)    (10,500)        913
       Decrease in inventories                                                                          2,105
       (Increase) decrease in prepaid expenses and other
          current assets                                                          714         341         (56)
       Increase in income taxes receivable                                     (1,218)
       (Increase) decrease in other noncurrent assets                           2,021      (1,183)        170
       Increase (decrease) in accounts payable and
          accrued expenses                                                     (8,162)      3,637      (2,127)
       Decrease in other liabilities                                           (1,322)        (60)       (408)
                                                                             --------    --------    --------
          Net cash (used in) operating activities                             (11,433)     (5,776)     (2,023)
                                                                             --------    --------    --------
Cash flows from investing activities:
  Acquisitions, net of cash acquired                                          (97,006)    (15,834)     (5,580)
  Purchase of property and equipment                                             (832)       (329)       (656)
  Increase of receivable from officers                                                       (373)
  Restricted cash                                                              (1,036)                    550
  Other                                                                          (636)
                                                                             --------    --------    --------
          Net cash (used in) investing activities                             (99,510)    (16,536)     (5,686)
                                                                             --------    --------    --------

Continued

Comforce Corporation and Subsidiaries
Consolidated Statements of Cash Flows, Continued for the years ended December 31, 1997, 1996 and 1995 (in thousands)

                                                                              1997         1996         1995
Cash flows from financing activities:
     Payment of note payable                                                                  (500)
     Net increase (decrease) in short-term debt                                (7,302)                    2,486
     Proceeds from line of credit                                              98,968        4,750
     Repayment on line of credit                                             (103,758)        (900)
     Proceeds from issuance of equity securities                                  983       22,149        5,839
     Dividends paid                                                              (244)        (228)
     Proceeds from long-term borrowings                                       130,000
     Reduction of long-term debt                                                                           (750)
     Debt financing costs                                                      (4,800)
                                                                            ---------    ---------    ---------
               Net cash provided by financing activities                      113,847       25,271        7,575
                                                                            ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents                                2,904        2,959         (134)
Cash and cash equivalents, beginning of year                                    3,608          649          783
                                                                            ---------    ---------    ---------
               Cash and cash equivalents, end of year                       $   6,512    $   3,608    $     649
                                                                            =========    =========    =========

Supplemental cash flow information: Cash paid during the year for:
       Interest                                                             $   2,575    $     157    $     273
       Income taxes                                                               347          934            7

     Details of acquisition (Note 3):
       Fair value of assets acquired                                          185,175       21,029        7,143
       Liabilities assumed                                                    (70,700)                     (443)
       Less stock issued                                                      (12,157)      (5,195)        (843)
                                                                            ---------    ---------    ---------
          Cash paid                                                           102,318       15,834        5,857
       Less cash acquired                                                       5,116           --          277
                                                                            ---------    ---------    ---------
          Net cash paid                                                     $  97,006    $  15,834    $   5,580
                                                                            =========    =========    =========

     Supplemental schedule of noncash investing and financing activities:
       Quasi-reorganization                                                              $ (93,848)
       Common stock issued in connection with acquisitions                  $  12,159        5,195    $     843
       Accretive dividend on preferred stock                                                   665
       Common stock issued to restructure and settle liabilities                  636          550          941
       Amounts assumed by ARTRA                                                              3,594
       Accrued dividends                                                                        97
       Issuance of short-term debt to redeem Series F Preferred Stock           3,162
       Dividends paid through issuance of common stock                            493
       Warrants issued in connection with debt and acquisitions                 1,931
       Forgiveness of officer loans                                               352
       Common stock issued in connection with conversion of
          Series D Preferred Stock                                                  6

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

Comforce Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except share data)

1.    Basis of Presentation:

      COMFORCE Corporation ("COMFORCE") is a leading provider of staffing, outsourcing and consulting solutions, primarily to Fortune 500 companies, in the growing information technology ("IT"), telecommunications, technical, professional and financial market sectors. COMFORCE Operating, Inc. ("COI"), a wholly-owned subsidiary of COMFORCE was incorporated as a Delaware corporation in October 1997 for the purpose of facilitating certain of the Company's financing transactions in November 1997 (see
      Note 9). Unless the context otherwise requires, the term the "Company" refers to COMFORCE, COI and all of their direct and indirect subsidiaries. As discussed in Note 11, in September 1995, the Company (then known as The Lori Corporation ("Lori")) adopted a plan to discontinue its jewelry business ("Jewelry Business") conducted by its two wholly-owned subsidiaries, Lawrence Jewelry Corporation ("Lawrence") and Rosecraft, Inc. ("Rosecraft").

      Effective January 1, 1996, the Company effected a quasi-reorganization through the application of $93,847 of its $95,993 additional paid-in capital account to eliminate its accumulated deficit. The Company's Board decided to effect a quasi-reorganization given that the Company achieved profitability following its entry into the technical staffing business and discontinuation of its unprofitable Jewelry Business. The Company's accumulated deficit at December 31, 1995 is primarily related to the discontinued operations and is not, in management's view, reflective of the Company's current financial condition.

      ARTRA Group Incorporated ("ARTRA"), a public company whose shares are traded on the New York Stock Exchange, was formerly the Company's parent prior to October 17, 1995. At December 31, 1997, ARTRA owned less than 20% of the Company's stock. ARTRA owned its shares of common stock in the Company principally through a wholly-owned subsidiary, Fill-Mor Holding, Inc. ("Fill-Mor").

2.    Summary of Significant Accounting Policies:

      Principles of Consolidation

      The consolidated financial statements include the accounts of COMFORCE, COI and their subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Revenue Recognition

      Revenue for providing staffing services is recognized at the time such services are rendered.

      Cash and Cash Equivalents

      The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash and cash equivalents. Cash equivalents consists primarily of money market funds.

      Restricted Cash

      At December 31, 1997, the Company had $1,036 of restricted cash which is being utilized to collateralize a performance bond with the State of New York.

      Accounts Receivable

      Accounts receivable consists of those amounts due to the Company for staffing and related services rendered to various customers. The Company's allowance for doubtful accounts was approximately $808 and $213 as of December 31, 1997 and 1996, respectively. Included in accounts receivable are unbilled receivables which consist of revenues earned and recoverable costs for which billings have not yet been presented to the customers. Unbilled accounts receivable were $1,478 and $1,148 as of December 31, 1997 and 1996, respectively.

      Property and Equipment

      Property and equipment are carried at cost. Depreciation is provided primarily on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the life of the lease or of the improvement. Maintenance and repairs are charged to expense as incurred and betterments that extend the useful life are capitalized. Upon retirement or sale, the cost and accumulated depreciation are removed from the respective accounts, and the gain or loss, if any, is reflected in earnings.

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

      Intangible Assets

      The net assets of a purchased business are recorded at their fair value at the date of acquisition. Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill is amortized on a straight-line basis over periods of 20 to 40 years. (See Note 6.)

      The Company assesses the recoverability of this asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through forecasted future operations. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset. During fiscal 1995, the Company recorded an impairment loss of approximately $12,930 relating to its discontinued operations (see Note 10).

      Income Taxes

      The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

      Deferred Licensee Acquisition Costs

      In connection with the Uniforce acquisition (see Note 3), the Company acquired executed contracts for affiliations with existing supplemental staffing service companies. Such contracts required the payment of affiliation fees which are being amortized on a straight-line method over the minimum terms of the affiliation agreements which are generally five or ten years. Amortization of deferred licensee acquisition costs were not significant for fiscal 1997.

      Deferred Financing Costs

      Deferred financing costs consist of costs associated with the issuance of the Company's New Credit Facilities (see Note 9). Such costs are being amortized on a straight-line basis over the life of each financing source, which ranges from 5 to 12 years. The current portion of deferred financing costs are included in other current assets at December 31, 1997.

      Earnings Per Share

      In 1997, the Financial Accounting Standards Board adopted Statement No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the SFAS No. 128 requirements.

      Newly Issued Accounting Standards

      The Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"), in 1997, which requires that descriptive information about securities be shown in the financial statements. Management believes adoption of this statement did not have any impact on the Company's disclosures in the financial statements for the year ending December 31, 1997.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 becomes effective in fiscal year 1998. Management believes that additional disclosure required by this statement will not materially differ from that currently presented.

      In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which changes the way public companies report information about segments. SFAS 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds and reports revenues. SFAS 131 becomes effective in fiscal year 1998. Management has not yet evaluated the effect of this change on the Company's financial statements.

      Reclassification

      Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3.    Acquisitions:

      On February 28, 1997, the Company purchased all of the stock of RHO Company, Incorporated ("Rhotech") for $14,800 in cash, plus a contingent payout to be paid over three years on future earnings of Rhotech payable in stock in an aggregate amount not to exceed $3,300. The maximum number of shares issuable under the contingent payout is 386,249 shares. The acquisition has been accounted for under the purchase method and, accordingly, the results of operations are included in the financial statements from the date of acquisition. The cash portion of the purchase price paid at closing was principally funded through the Company's offering of Subordinated Convertible Debentures (see Note 9). Rhotech provides specialists primarily in the technical services and information technology sectors.

      On December 3, 1997, the Company completed the acquisition of Uniforce Services, Inc. and subsidiaries ("Uniforce"). The Company purchased Uniforce for $93,600 in cash and 1,585,000 of its common shares with a value of approximately $12,200. The acquisition has been accounted for under the purchase method and, accordingly, the results of operations are included in the financial statements from the date of acquisition. The cash portion of the purchase price paid at closing was principally funded through the Company's offering of 12% Senior Notes, Series B, and 15% Senior Secured PIK Debentures, Series B (see Note 9). Uniforce is a leading provider of staffing and consulting solutions for the information technology, professional and office support markets.

      In the year ended December 31, 1996, the Company completed the acquisitions of the following businesses which have been accounted for under the purchase method of accounting: Williams Communication
      Services, Inc. ("Williams"); Project Staffing Support Team, Inc., RRA, Inc., and Datatech Technical Services, Inc. (collectively, "RRA");
      Force Five, Inc. ("Force Five"); Azatar Computer Systems, Inc., ("Azatar"); and Continental Field Services Corporation and its affiliate, and Progressive Telecom, Inc. (collectively "Continental"). The aggregate purchase price of the acquisitions in the year ended December 31, 1996 was approximately $21,029, comprised of $15,834 in cash and $5,195 in common stock of the Company. In addition, certain of the acquisitions contain contingent payout provisions based on the attainment of specified earnings.

      The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred on January 1, 1996 and does not purport to be an indication of what would have occurred had the acquisitions been made as of that date. In addition, they are not intended to be projections of future results and do not reflect any synergies that might be achieved from combined operations.

                                                 Year Ended December 31,
                                            ----------------------------------
                                                1997                 1996
                                            (Unaudited)          (Unaudited)
           Revenue                          $    397,914        $    329,063

           Net loss                              (16,354)             (6,835)
                                            --------------       -------------
           Net loss per share (diluted)     $      (1.09)        $     (0.51)
                                            ==============       =============

      The above pro forma data assume the issuance of Series F preferred stock, the borrowing under the revolving line of credit and the offering of Subordinated Convertible Debentures to finance these transactions. Pro forma adjustments include an interest cost increase of $10,550 and $16,502 in 1997 and 1996, respectively, additional goodwill amortization of $1,900 and $2,034 in the 1997 and 1996 periods, respectively, and the related income tax effect.

4.    Restructuring Charges:

      During 1997, the Company recorded merger, integration and other non-recurring charges of $1,600. These non-recurring charges before taxes consist of merger and integration charges resulting from the acquisition of Uniforce, and include severance costs of $690, asset write-downs of $210, and integration costs of $700.

5.    Fixed Assets:

      Fixed assets consist of (in thousands):

                                                          Estimated
                                                         Useful Lives
                                                           in Years       1997       1996
      Office equipment                                        3-8       $ 3,413    $   225
      Furniture, fixtures and vehicles                        3-7         1,324        592
      Leasehold improvements                                  3-7           162         73
                                                                        -------    -------
                                                                          4,899        890
        Less, accumulated depreciation and amortization                    (628)      (146)
                                                                        -------    -------
                                                                        $ 4,271    $   744
                                                                        =======    =======

      Depreciation expense was $482, $139 and $101 for the years ended December 31, 1997, 1996 and 1995, respectively.

6.    Intangibles:

      Intangibles as of December 31, 1997 and 1996 consisted of (in thousands):

                                                          Estimated
                                                         Useful Lives
                                                           in Years       1997       1996
      Goodwill                                                20-40   $ 135,828    $  24,547
      Non-compete covenants                                     5           737          730
      Other                                                     5            49            5
                                                                      ---------    ---------
                                                                        136,614       25,282
              Less accumulated amortization                              (1,927)        (526)
                                                                      ---------    ---------
                                                                      $ 134,687    $  24,756
                                                                      =========    =========

      Amortization expense was $1,401, $475 and $261 in the years ended December 31, 1997, 1996 and 1995, respectively.

7.    Accrued Expenses:

      Accrued expenses consist of the following (in thousands):

                                                       1997          1996

      Payroll and payroll taxes                      $ 9,228       $   969
      Pension plan                                       306           660
      Vacation                                         1,471           324
      Professional fees                                  510           288
      Medical insurance                                  219           171
      Interest                                         1,902
      Restructuring                                    1,600
      Other                                            4,411           518
                                                     -------       -------
                                                     $19,647       $ 2,930
                                                     =======       =======

8.    Income Taxes:

      The provision (benefit) for income taxes as of December 31, 1997, 1996 and 1995 consists of (in thousands):

                                       1997           1996           1995

      Current:
         Federal                     $  (695)       $   867
         State                           (78)           222        $    35
      Deferred                          (578)          (189)
                                     -------        -------        -------
                                     $(1,351)       $   900        $    35
                                     =======        =======        =======

      The 1995 extraordinary credit represents net gains from discharge of bank indebtedness under the loan agreements of Lori and its discontinued fashion costume jewelry subsidiaries. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credits due to the utilization of tax loss carryforwards.

      The difference between the statutory Federal income tax rate and the effective income tax rate is reconciled as follows:

                                                       1997    1996   1995
                                                         %       %      %
      Statutory Federal tax rate provision (benefit)   (34.0)  34.0   (34.0)
      State and local taxes, net of Federal benefit     (3.8)   5.0      .3
      Change in deffered tax rates                       2.3
      Current year tax loss not utilized                                4.7
      Goodwill impairment                                              30.0
      Goodwill amortization                              4.6     .9      .6
      Alternative minimum tax                             .9
      Other, individually less than 5%                   3.3
                                                       ----    ----    ----
                                                       (26.7)  39.9     1.6
                                                       ====    ====    ====

      The component of deferred tax assets and deferred tax liabilities and deferred tax assets at December 31, 1997 and 1996 (in thousands) are as follows:

                                                             1997     1996
      Deferred tax assets:
         Reserves and allowances                           $1,417   $   89
         Accrued liabilities and other                        672      189
         Net operating loss                                 1,474
         Fixed asset                                          327
         Accrued severance                                    283
                                                           ------   ------
              Total deferred tax assets                     4,173      278
                                                           ------   ------
      Deferred tax liability:
         Noncurrent deductible intangibles                    344       90
                                                           ------   ------
              Total deferred tax liabilities                  344       90
                                                           ------   ------
              Net deferred tax asset                       $3,829   $  188
                                                           ======   ======

      The net deferred income tax assets are reflected in the accompanying balance sheets as follows:

                                                             1997     1996

      Net deferred income tax assets - current             $1,710   $  278
      Net deferred income tax assets - noncurrent           2,119
                                                           ------   ------
              Total deferred tax assets                     3,829      278
                                                           ------   ------

      Net deferred income tax liability - noncurrent                    90
                                                           ------   ------
                                                           $3,829   $  188
                                                           ======   ======

      At December 31, 1997, the Company's net federal operating loss carryforwards of approximately $1,474 will begin to expire during fiscal year end 2012.

      Management has determined that, based on the history of prior taxable earnings and its expectations for the future, taxable income will more likely than not be sufficient to fully realize deferred tax assets and, accordingly, has not reduced deferred tax assets by a valuation allowance.

9.    Debt:

      Notes payable and long-term debt at December 31, 1997 and 1996 (in thousands) consisted of the following:

                                                           1997       1996
      Revolving line of credit, due June 30, 1998,
        with interest payable at the bank's prime
        rate. At December 31, 1996, the bank's prime
        rate was 9.25% (a)                                          $  3,850
      12% Senior Notes, due 2007, (b)                    $110,000
      15% Senior Secured PIK Debentures, due 2009, (c)     20,000
      Revolving line of credit, due in November 26,
        2002, with interest payable monthly at the
        bank's prime rate plus up to .50%. At
        December 31, 1997, the bank's prime rate
        was 8.5% (d)                                       41,038
                                                         --------   --------
                                                          171,038      3,850
           Less, current portion                            5,038      3,850
                                                         --------   --------
                Total long-term debt                     $166,000   $     --
                                                         ========   ========

      (a) On July 22, 1996, the Company entered into a $10,000 Revolving Credit Agreement (the "Credit Agreement") with the Chase Manhattan Bank ("Chase") to provide working capital for the Company's operations. The Credit Agreement, bears interest, at the Company's election, of either (i) a variable rate at Chase's prime rate (8.25% at December 31, 1996), or (ii) LIBOR plus 2% per annum. The Company repaid the line during March 1997.

      (b) On November 26, 1997, COI issued $110,000, 12% Senior Notes due 2007, Series A (the "Series A Notes"). The proceeds were utilized to pay for the acquisition and related costs of Uniforce (see Note 3).

            As required under the indenture agreement governing the Series A Notes, in March 1998, COI exchanged the Series A Notes, which are unregistered, for 12% Senior Notes due 2007, Series B, which are identical to the Series A Notes except they are registered for resale (collectively, the "Notes"). The Notes are senior uncollateralized obligations of COI and rank equal in right of payment with all existing and future senior indebtedness of COI and senior in right of payment to all existing and future subordinated indebtedness of COI. The Notes provide for the payment of interest semi-annually at the rate of 12% per annum and mature on December 1, 2007.

            COI may redeem the Notes, in whole or in part, at any time on or after December 1, 2002 at redemption prices of 106% for the 12 months commencing December 1, 2002, 104% for the 12 months commencing December 1, 2003, 102% for the 12 months commencing December 1, 2004 and 100% at any time on or after December 1, 2005, together with accrued and unpaid interest to the date of redemption. In addition, at any time prior to December 1, 2000, COI may, subject to certain requirements, redeem up to 35% of the aggregate principal amount of the Notes with the cash proceeds received from one or more equity offerings at a redemption price equal to 112% of the principal amount to be redeemed, together with accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the

            Notes issued through the date of redemption remains outstanding immediately after each such redemption.

            Upon the occurrence of certain specified events deemed to result in a change of control, COI will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest to the date of repurchase.

            Subject to certain qualifications and exceptions, the indenture governing the Notes limits, (i) the incurrence of additional indebtedness by COI and its subsidiaries, (ii) the payment of dividends on, and redemption of, capital stock of COI and the redemption of certain subordinated obligations of COI, (iii) investments, (iv) sales of assets and subsidiary stock, (v) transactions with affiliates, (vi) consolidations, mergers and transfers of all or substantially all the assets of COI, and (vii) restrictions on distributions from subsidiaries.

      (c) The Company completed a private placement of 20,000 Units ("Units") each consisting of $1 thousand principal amount of 15% Senior Secured PIK Debentures, Series A (the "Series A Senior Debentures") and 8.45 Warrants ("Warrants") (see Note 13), each to purchase one share of Common Stock, representing, in the aggregate, $20 million Series A Senior Debentures and Warrants to purchase 169,000 shares of the Company's Common Stock. Proceeds from the issuance of Series A Senior Debentures were used to repay the Company's existing credit facility with Fleet National Bank, as lender and agent, and U.S. Bank, Washington, as lender, in the outstanding principal amount of $38,100, and Uniforce's then existing credit facility with Heller Financial, Inc. in the outstanding principal amount of $36,100.

            As required under the indenture agreement governing the Series A Senior Debentures, in March 1998, the Company exchanged the Series A Senior Debentures, which are unregistered, for 15% Senior Secured PIK Debentures, Series B, which are identical to the Series A Senior Debentures except they are registered for resale (collectively with the Series B Senior Debentures, the "Senior Debentures").

            The Senior Debentures constitute direct and unconditional senior obligations of the Company and are collateralized by a pledge by the Company of all of the issued and outstanding common stock of COI. The payment obligations of the Company under the Senior Debentures must at all times rank at least equal in priority of payment with all existing and future indebtedness of the Company. The Senior Debentures are structurally subordinated to all indebtedness of the Company's direct and indirect subsidiaries and effectively subordinated to all future secured indebtedness of the Company.

            The Senior Debentures bear interest at the rate of 15% per annum, subject to increases in certain circumstances, payable semi-annually, and mature on December 1, 2009. Prior to December 1, 2002, interest is payable in cash or in additional Senior Debentures on each interest payment date, at the option of the Company. Thereafter, interest is payable only in cash. To the extent that the Company is prohibited pursuant to the terms of any credit facility or the indenture governing the Notes from paying interest in cash subsequent to December 1, 2002, the Company is required to pay interest equal to the interest rate then applicable to the Senior Debentures plus 2%.

            Subject to certain requirements, the Company may at any time redeem up to 100% of the aggregate principal amount of the Senior Debentures at the redemption prices of 103% for the 12 months commencing December 1, 1997 and 107.5% at any time on or after December 1, 1998, together with accrued and unpaid interest to the date of redemption.

            Upon the occurrence of certain specified events deemed to result in a change of control, COI will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase.

            Subject to certain qualifications and exceptions, the indenture governing the Senior Debentures limits, (i) the incurrence of additional indebtedness by the Company and its subsidiaries, (ii) the payment of dividends on, and redemption of, capital stock of the Company and the redemption of certain subordinated obligations of the Company, (iii) investments, (iv) sales of assets and subsidiary stock, (v) transactions with affiliates, (vi) consolidations, mergers and transfers of all or substantially all the assets of the Company and (vii) restrictions on distributions from subsidiaries.

            Each Warrant entitles the holder to acquire, at any time prior to December 1, 2009, one share of Common Stock at a price per share equal to $7.55 (based on a 10% premium above the average closing price for the Company's Common Stock the five trading days ended November 18, 1997), subject to adjustment from time to time upon the occurrence of certain events which are deemed dilutive to the holders of the Warrants.

      (d) Concurrent with the issuance of the Notes and the Series B Senior Debentures, COMFORCE Corporation and COI, entered into a Loan and Security Agreement with Heller Financial, Inc., as lender and agent for other participating lenders (collectively, "Heller"), to provide to the Company a secured revolving credit facility (the "New Credit Facility") providing for borrowings of up to $75,000 based on a specified percentage of the Company's eligible accounts receivable. At the closing, the Company borrowed $37,300 under the New Credit Facility. The proceeds from the New Credit Facility borrowings along with certain proceeds from the Notes were used to repay the $40,000 Fleet Credit Facility ("Fleet Facility") which was outstanding from June 1997 to November 1997. The proceeds from the Fleet Facility entered into in June 1997 were used to repay the Subordinated Convertible Debentures ("Old Debentures") issued in February 1997 which were utilized to fund the purchase of Rhotech and the repurchase of 2,750 shares of Series F Preferred Stock. (See Note 3.)

            From the date of the closing until Heller receives the Company's audited financial statements for the year ended December 31, 1998 (the "Margin Date"), borrowings under the New Credit Facility bear interest, at the Company's option, at a per annum rate equal to either (i) the base rate as announced from time to time by the Board of Governors of the Federal Reserve System as the "Bank Prime Loan" rate (the "Base Rate") plus 0.50% or (ii) LIBOR plus 2.25%. Following the Margin Date, the interest rate is subject to adjustment quarterly by a percentage equal to or in excess of the Base Rate (ranging from 0% to 0.75%) or LIBOR (ranging from 1.75% to 2.50%) based upon specified leverage ratios.

            The obligations evidenced by the New Credit Facility are collateralized by a pledge of the capital stock of the Company and its subsidiaries security interests in substantially all of the assets of the

            Company. In addition, John Fanning, a former shareholder of Uniforce and the current holder of approximately 5.9% of the issued and outstanding Common Stock of the Company, personally provided cash collateral to Heller in the amount of $5,000 at the closing, which collateral was released in February 1998. As consideration for agreeing to make this collateral available, the Company paid to Mr. Fanning approximately $85 representing a 12% per annum yield on his cash collateral, less the actual return on the investment.

            The agreements evidencing the New Credit Facility contain various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The Company expects to maintain minimum borrowings of $36,000. In 1998 under this Credit Facility. The scheduled maturity date of the New Credit Facility is November 26, 2002.

      Required principal payments of debt are as follows:

      2002                                         $     41,038
      Thereafter                                        130,000
                                                   ------------
                                                   $    171,038
                                                   ============

10.   Discontinued Operations:

      In September 1995, the Company adopted a plan to discontinue its Jewelry Business. A provision of $1,000 was recorded in September 1995 and an additional provision of $600 was recorded during the fourth quarter of 1995 for the estimated costs to complete the disposal of the Jewelry Business. The Jewelry Business was disposed of in 1996 with no cost to the Company.

      The Company's 1995 consolidated financial statements have been adjusted to report separately the results of operations of the discontinued Jewelry Business.

      The operating results of the discontinued Jewelry Business for the years ended December 31, 1995 (in thousands) consists of:

      Net sales                                                  $ 10,588
                                                                 ========

      Loss from operations before income taxes                   $(15,606)
      Provision for income taxes                                       (5)
                                                                 --------
      Loss from operations                                        (15,611)
                                                                 --------

      Provision for disposal of business                           (1,600)
      Provisions for income taxes
                                                                 --------

      Loss on disposal of business                                 (1,600)
                                                                 --------

      Loss from discontinued operations                          $(17,211)
                                                                 ========

11.   Extraordinary Gains Related to Discontinued Operations:

      Borrowings due a bank under the loan agreements, plus amounts due the bank for accrued interest and fees, were reduced to $10,500 (of which $7,855 pertained to Lori's obligation to the bank and $2,645 pertained to Fill-Mor's obligation to the bank). Upon the satisfaction of certain conditions of the Amended Settlement Agreement in March 1995, the balance of this indebtedness was discharged.

      On March 31, 1995, the $750 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to the Company of $6,657 ($1.45 per share) in the first quarter of 1995. The $750 note payment was funded with the proceeds of a $850 short-term loan from a former director of the Company. As consideration for assisting in the debt restructuring, the former director received 150 shares of the Company's common stock valued at $337 ($2.25 per share) based upon the Company's closing market value on March 30, 1995. The first quarter 1995 extraordinary gain was calculated (in thousands) as follows:

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
                                                                       =======

12.   Related Party Transactions:

      The Company paid L.H. Friskoff & Company, a certified public accounting firm at which Richard Barber, a Director of the Company, is a partner, approximately $208 and $104 in fees during fiscal 1997 and 1996, respectively, for tax-related advisory services.

      As a condition to the funding of the Fleet Facility (see Note 9) the Lenders required James L. Paterek, the Company's Chairman, Christopher P. Franco, the Company's Chief Executive Officer, and Michael Ferrentino, the Company's President, to each pledge as additional collateral to secure the Company's obligations under the Fleet Facility 500,000 shares of the Company's common stock owned by them and all of the options to purchase common stock held by them (281,250 shares in the case of Messrs. Paterek and Ferrentino and 112,500 shares in the case of Mr. Franco), which shares had a current market value in excess of $12,000 at the approximate time of the transaction. The board of directors of the Company engaged an independent valuation firm to value these pledges by the principals.

      In recognition of both the substantial benefits afforded to the Company by the pledges and the cost to the principals of making the pledges, the board of directors authorized the issuance of an aggregate consideration of approximately $650 to these principals, which amount was utilized to repay outstanding loans due to the Company aggregating $367 and related payroll withholding taxes. The board of directors has deemed such consideration reasonable based on the valuation of the pledges as determined by the appraisal performed by the independent valuation firm. The aggregate amount of this consideration, approximately $650, is included as a part of the fees and expenses incurred in connection with the Fleet Facility (see Note 9).

      Yield Industries, Inc., a corporation wholly-owned by Messrs. Paterek and Ferrentino, earned a delivery fee of $750 in connection with the Company's acquisition of COMFORCE Telecom, $250 of which was paid in 1995 and the balance of which was paid in 1996.

      Effective July 4, 1995, Lori's management agreed to issue up to a 35% common stock interest in the Company to certain individuals to manage the Company's entry into the technical staffing business (approximately 3,888,000 after certain anti-dilutive provisions). In October 1995, the Company issued approximately 3,100,000 shares of its common stock to such individuals. The remaining common shares due these individuals were issued in 1996 after shareholder approval of an increase in the Company's authorized common shares. The Company recognized a non-recurring compensation charge of $3,425 in 1995 related to the issuance of this stock since these stock awards were 100% vested when issued, and were neither conditioned upon these individuals' service to the Company as employees nor the consummation of the COMFORCE Telecom's acquisition.

      In the fourth quarter of 1995, ARTRA agreed to exchange its interest in the entire issue of the Company's Series C cumulative preferred stock for 100,000 newly issued shares of the Company's common stock.

            Michael Madden, a Director of the Company, received options under the Company's Stock Option Plan to purchase 90,000 Shares of the company's Common Stock at an exercise price of $7.375 for agreeing to provide consulting services to the Company.

13.   Equity:

      During 1997, options to purchase 124,000 shares of Common Stock at a price of $1.125 per share were exercised.

      During 1997, warrants to purchase 80,000 shares of Common Stock were exercised at prices ranging from $2.00 to $3.375 per share.

      During 1997, 7,002 shares of Series D Preferred Stock which was issued in May 1996 for $7,002 were converted into 671,250 shares of common stock under the conversion terms. Such common shares included 87,750 shares with a market value of $493 given to induce certain conversions. These additional shares have been accounted for as a preferred stock dividend.

      In November 1997, the Company issued 1,585,208 shares of common stock in connection with the Uniforce acquisition. (See Note 3.)

      In June 1997, 118,145 shares of common stock were issued in consideration for interest of $633 owed on the Old Debenture financing.

      In December 1996, the Company sold 460,000 shares of its common stock, together with a related payment right requiring the Company to make a payment to the investors in either cash or common stock, at the Company's option, equal to the amount by which $10.00 per share exceeded the average closing bid price for the five trading days prior to April 1, 1997. In addition, in December 1996, the Company sold 350,000 shares of its common stock, together with a related payment right requiring the Company to make a payment to the investors in either cash or common stock, at the Company's option, equal to the amount by which $12.05 per share exceeded the average closing bid price for the five trading days prior to April 1, 1997. On April 1, 1997, the Company satisfied these payment rights.

      In February 1997, in connection with its sale of its Old Debentures to the investors who purchased 460,000 shares of the Company's common stock in December 1996, described above, the Company granted to such investors put options under which the Company agreed to repurchase 115,000 of the shares on each of April 28, 1997, May 28, 1997, June 27, 1997 and July 27, 1997
      made in satisfaction of the payment right described above, subject to termination of such put options upon earlier repayment of the Old Debentures. In the case of cash payments under the payment right, this adjustment is effected through a reduction of the put option price by the amount of the cash payment. In the case of payments in stock under the payment right, this adjustment is effected through an increase in the aggregate number of shares subject to the put option, without adjustment of the aggregate put option price. On April 28 and May 28, 1997, the investors elected to exercise the put option. As a result of the Company's satisfaction of the payment right through its issuance of shares of common stock, the number of shares the Company was required to repurchase was increased by 80,782 shares. Consequently, the Company repurchased 310,782 shares of its common stock for $2,300. The put options for June 27, 1997 and July 27, 1997 terminated by their terms by reason of the Company's repayment of the Old Debentures on June 25, 1997.

      In connection with the February 1997 sale of the Old Debentures, the Company issued warrants to purchase 198,928 shares of Common Stock at $19 per share which expire on December 26, 1999. In addition, the Company paid a placement fee of 8,000 shares of Common Stock and warrants to purchase 25,000 shares of Common Stock at $14.25 per share (market price) which expire on December 26, 1999.

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

      On October 25, 1996, the Board authorized the issuance of up to 10,000 shares of Preferred Stock, par value $0.01 per share, designated the Series F Convertible Preferred Stock ("Series F Preferred Stock"). As subsequently modified by agreement of the Company and the holders, each share of Series F Preferred Stock will, (i) at the option of the holder or
      (ii) automatically on the second anniversary of the date of issuance, be converted into such number of shares of Common Stock determined by dividing $1,000 plus all accrued, unpaid dividends thereon by the per share conversion price. The conversion price is 83% of the average closing bid price of the Common Stock for the five trading days immediately preceding the conversion date, subject to certain limitations. Holders of shares of Series F Preferred Stock are entitled to cumulative dividends of 5% per annum, payable quarterly on the first day of March, June, September, and December in each year, payable in cash or Common Stock (valued at the closing price on the date of declaration), at the Company's election. The Series F Preferred Stock has a liquidation preference over the Common Stock in the event of any liquidation or sale of the Company. Except as otherwise provided by law, the holders of Series F Preferred Stock will not be entitled to vote. As of December 31, 1996, there were 3,250 shares of Series F Preferred Stock outstanding. The Company recorded an accretive dividend on Series F Preferred Stock related to the discount noted above of $665. During 1997, the Company effected the repurchase of 2,750 of the 3,250 outstanding shares of its Series F Preferred Stock with a value of $3,162 through the issuance of its Old Debentures.

      In connection with the sale of the Series F Preferred Stock, the Company issued warrants to purchase 15,000 shares of Common Stock at an exercise price of $24.00 per share as a placement fee, which warrants expire in October 1998.

      The Company's stockholders ratified to amend the Company's Long-Term Stock Investment Plan (a) to increase the maximum number of shares which may be issued under such Plan from 1,500,000 to 4,000,000 shares (see Note 15),
      (b) the grant of options to non-employee directors, and (c) in various other respects, principally designed to permit the Plan administrator additional flexibility in structuring option grants.

      In November 1996, 111,111 warrants were exercised at a price of $9 per share.

      In November 1996, the Company issued 243,211 shares and 36,800 shares as partial consideration for the purchase of Azatar Computer Systems, Inc. and Continental Field Services, Inc.

14.   Earnings Per Share:

      Basic earnings (loss) per common share is computed by dividing net earnings (losses) available for common shareholders, by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price.

      The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations:

                                                         1997        1996        1995
Numerator:
  Income (loss) from continuing operations             $ (3,700)   $  1,352    $ (4,332)
  Loss from discontinued operations                                             (17,211)
  Extraordinary credit, net of discharge of                                       6,657
     indebtedness
                                                       --------    --------    --------
  Net income (loss)                                      (3,700)      1,352     (14,886)
  Preferred stock dividends                                (737)       (325)
  Accretive dividend on Series F preferred stock                       (665)
                                                       --------    --------    --------

     Numerator for basic and diluted earnings (loss)
        per share - income available to common
        stockholders after assumed conversions         $ (4,437)   $    362    $(14,886)
                                                       ========    ========    ========


Denominator:
  Denominator for basic earnings (loss) per share -
     weighted-average shares                             13,493      11,049       4,596
  Effect of dilutive securities:
     Employee stock options                                           1,180
     Contingent stock - acquisition                                      78
     Warrants                                                           726
                                                       --------    --------    --------
                                                                      1,984
                                                       --------    --------    --------
  Dilutive potential common shares
     Denominator for diluted earnings (loss)
        per share - adjusted weighted-average
        shares and assumed conversions                   13,493      13,033       4,596
                                                       ========    ========    ========

      Options, warrants, contingently issuable shares and convertible preferred stock to purchase 4,826,818, 583,477 and 2,725,961 shares of common stock were outstanding for the years ended 1997, 1996 and 1995, respectively, but were not included in the computation of diluted earnings (loss) per share because their effect would be anti-dilutive.

15.   Stock Options and Warrants:

      Long-Term Stock Investment Plan

      Effective December 16, 1993, the Company's Board of Directors approved the Long-Term Stock Investment Plan (the "1993 Plan"), which provided for the granting of options for the purchase of the Company's common stock to executives, key employees and non-employee consultants and agents of the Company and its subsidiaries. The 1993 Plan authorizes the awarding of Stock Options, Incentive Stock Options and Alternative Appreciation Rights. The 1993 Plan reserved 1,500,000 shares of the Company's common stock for grant on or before December 31, 2002. All options have generally been granted at a price equal or greater than to the fair market value of the Company's common stock at the date of grant. Generally, options are granted with a vesting period of up to 4 years and expire 10 years from the date of grant. In October 1996, the Stock Option Plan was amended to allow for the issuance of an additional 2,500,000 options under the plan for a total of 4,000,000 shares.

      A summary of stock option transactions for the years ended December 31, 1997, 1996 and 1995 is as follows:


                                          December 31, 1997             December 31, 1996                December 31, 1995
                                    ----------------------------   ------------------------------  ------------------------------
                                                    Weighted                         Weighted                        Weighted
                                                    Average                           Average                        Average
                                                    Exercise                         Exercise                        Exercise
                                      Shares         Price            Shares           Price        Shares             Price
                                    ---------- -----------------   ------------  ----------------  ----------   -----------------
Outstanding, beginning of year       2,091,525   $1.125 to 22.75      1,541,378   $1.125 to 6.75      959,378    $ 1.125 to 5.00
    Granted                            184,750    5.88 to 10.00       1,120,275    6.75 to 27.00      601,250       6.00 to 6.75
    Exercised                         (124,000)        1.125             (4,500)         5.00
    Forfeited/expired                  (16,500)    7.625 to 9.00       (565,628)        1.125         (18,250)      1.25 to 5.20
                                    ----------                     ------------                    ----------
Options outstanding, end of year     2,135,775    1.125 to 18.38      2,091,525    1.125 to 22.75   1,542,378      1.125 to 6.75
                                    ==========                     ============                    ==========

Options exercisable, end of year     1,896,293                        1,537,500                       945,128
                                    ==========                     ============                    ==========
Options available, for grant
    end of year                      1,577,209                        1,745,559
                                    ==========                     ============

Weighted average fair value of
    options granted during the year $     4.13                     $       4.37
                                    ==========                     ============

      The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: no dividend yield; expected volatility of 60%; risk-free interest rate (ranging from 5.25% - 6.73%); and expected lives ranging from approximately 4.5 to 5.5 years. Weighted averages are used because of varying assumed exercise dates.

      In 1996, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation." Accordingly, no compensation cost has been recognized under the stock option plan. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income (loss) and earnings
      (loss) per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 1997, 1996 and 1995:

                                                         1997                1996                1995
                                                     (in thousands)      (in thousands)      (in thousands)
Net income (loss) attributable to common
   shareholders as reported                         $         (4,437)   $            362    $        (14,886)
                                                    ================    ================    ================
Pro forma (loss)                                    $         (5,053)   $         (1,898)   $        (16,010)
                                                    ================    ================    ================
Basic earnings (loss) per share as reported         $           (.33)   $            .03    $          (3.24)
                                                    ================    ================    ================
Pro forma                                           $           (.37)   $           (.17)   $          (3.48)
                                                    ================    ================    ================

The following table summarizes information about stock options outstanding at December 31, 1997

                                                  Weighted
                                                  average           Weighted                           Weighted
              Range of                           Remaining           Average                           Average
              Exercise          Shares          Contractual         Exercise          Shares         Exercisable
               Prices        Outstanding            Life              Price         Exercisable         Price
                                                  (Years)
           $1                      252,000           5                   1               252,000           1
           $5 - $7               1,589,500           8                   7             1,527,500           7
           $8 - $12                 96,335           8                  10                13,250          12
           $14 - $17                41,990           8                  16                10,500          16
           $18 - $19               151,950           8                  18                92,043          18
           $22 - $27                 4,000           9                  26                 1,000          26
                            ---------------   -----------------  ----------------  --------------   ---------------
           $1 - $27              2,135,775          7.7                 7.4            1,896,293          7.4
                            ===============   =================  ================  ==============   ===============


      Warrants

      During February and March 1997, the Company issued warrants to purchase 302,400 shares of common stock at prices ranging from $6.35 to $7.65 per share in connection with the issuance of the Old Debentures. The warrants expire in September 2000.

      On April 9, 1997, the Company issued warrants to purchase 100,000 shares of common stock at a price of $7.625 per share in connection with a short-term loan made to the Company. These warrants expire April 9, 1998.

      On June 25, 1997, the Company issued warrants to purchase 100,000 shares of common stock at a price of $7.30 per share in connection with the Fleet Credit Facility. These warrants expire June 25, 2000.

      On November 25, 1997, the Company issued warrants to purchase 169,000 shares of common stock at a price of $7.55 per share in connection with the issuance of the Senior Secured PIK Debentures. These warrants expire November 25, 2009.

      On November 27, 1997, the Company issued warrants to purchase 50,000 shares of common stock at a price of $7.428 in connection with the acquisition of Uniforce Services, Inc.

      The acquisition of COMFORCE Telecom was funded principally by private placements of approximately 1,950,000 of the Company's common shares at $3.00 per share (total proceeds of approximately $5,800) plus detachable warrants to purchase 973,333 Lori common shares at $3.375 per share. In 1996, 36,667 warrants were exercised for $98,751. The warrants expire five years from the date of issue.

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

      In connection with the sale of the Series F Preferred Stock, the Company issued warrants to purchase 15,000 shares of Common Stock at an exercise price of $24.00 per share as a placement fee, which expire in October 1998.

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

      At December 31, 1997 and 1996, total warrants were outstanding to purchase a total of 2,127,794 and 1,371,844 of the Company's common shares at prices ranging from $2.00 per share to $24.00 per share. The warrants expire three to five years from the date of issue at various dates through 1999.

16.   Litigation:

      In January 1997, Austin A. Iodice, who served as the Company's Chief Executive Officer, President and Vice Chairman while the Company was engaged in the jewelry business, and Anthony Giglio, who performed the functions of the Company's Chief Operating Officer while the Company was engaged in the jewelry business, filed separate suits against the Company in the Connecticut Superior Court alleging that the Company had breached the terms of management agreements entered into with them by failing to honor options to purchase common stock awarded to them in connection with the management of the Jewelry business under the terms of such management agreements and the Company's long-term stock investment plan. The suits allege that the plaintiffs are entitled to an unspecified amount of damages. The Company believes that the option to purchase 370,419 shares granted to Mr. Iodice (through Nitsua, Ltd., a corporation wholly-owned by him) and the option to purchase 185,210 shares granted to Mr. Giglio, each having an exercise price of $1.125 per share, expired in 1996, three months after Messrs. Giglio and Iodice ceased to be employed by the Company in accordance with the terms of the plan (see Note 15). Messrs. Giglio and Iodice maintain that they were agents and not employees of the Company and that the options continue to be exercisable under the plan. Management believes that the suits are without substantial merit and intends to vigorously defend them.

      In a case filed in U.S. District Court, Central District of California, against Rhotech and Technical Staff Associates, Inc. ("TSA"), which was acquired by Rhotech in 1992, TSA's former insurance carrier has alleged that TSA and Rhotech are obligated to repay to it approximately $1,600 that it was required to pay in connection with an injury and death that occurred in November 1992 to a temporary employee of TSA. The action has been referred to Rhotech's insurance carrier, which is defending it with a reservation of rights. Rhotech has been granted summary judgment with respect to all claims made in the action, which judgment is the subject of an appeal by the plaintiff. Management believes that the case is without substantial merit and intends to vigorously defend it.

      The Company is a party to routine contract and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business, results of operations or financial condition of the Company.

17.   Savings Incentive and Profit Sharing Plan:

      The Company participates in a savings incentive and profit sharing plan (the "Plan"). All eligible employees may make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of
      Section 401(k) of the Internal Revenue Code. No contributions were made by the Company in 1997 and 1996.

      Certain employees who work for governmental agencies are required to be covered under a separate pension plan. During 1997 and 1996, the Company recorded approximately $1,332 and $700 respectively, of expense related to these benefits.

18.   Lease Commitments:

      The Company leases certain office space and equipment in its telecommunications and computer staffing service business. Rent expense for all operating leases in 1997, 1996 and 1995 approximated $969, $200 and $17, respectively.

      As of December 31, 1997, future minimum rent payments due under the terms of noncancelable operating leases excluding any amount that will be paid for operating costs are:

                Year ending                          Total
                 December                        (in thousands)
                    1998                          $    2,192
                    1999                               1,636
                    2000                               1,220
                    2001                                 891
                    2002                                 607
                 Thereafter                            2,041
                                                  -----------
                                                  $    8,587
                                                  ===========

      The aggregate commitment for future salaries at December 31, 1997, excluding bonuses, during the remaining term of all management and employment agreements, are approximately:

                Year ending                            Total
                 December                          (in thousands)

                    1998                             $   1,389
                    1999                                 1,147
                    2000                                   677
                                                     ----------
                                                     $   3,213
                                                     ==========

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

      At December 31, 1997, the Company had one customer, and at December 31, 1996, the Company had four customers with accounts receivable balances that aggregated 7% and 23% of the Company's total accounts receivable, respectively. Percentages of total revenues from significant customers for the years ended December 31, 1997, December 31, 1996 and from October 17, 1995 (entry into staffing business) to December 31, 1995 are summarized as follows:

                                 December 31,       December 31,    December 31
                                     1997               1996           1995
                                 ------------       ------------    ------------

          Customer 1                 14.5%              19.0%          17.3%
          Customer 2                 11.6%                *            12.6%
          Customer 3                   *                  *            10.1%

       *Less than 10%.

COMFORCE CORPORATION AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (IN THOUSANDS)


         COLUMN A                                 COLUMN B               COLUMN C                 COLUMN D        COLUMN E
-------------------------------------------     ------------    ----------------------------    ------------    ------------
                                                                    (1)             (2)
                                                 BALANCE AT      CHARGED TO      CHARGED TO                      BALANCE AT
       DESCRIPTION                               BEGINNING       COSTS AND         OTHER         DEDUCTIONS        END OF
                                                 OF PERIOD        EXPENSES        ACCOUNTS       (DESCRIBE)        PERIOD
                                                ------------    ------------    ------------    ------------    ------------

For the year ended December 31, 1997
  Deducted from assets to which they apply:
    Allowance for inventory valuation           $    -          $    -          $    -          $    -          $    -
                                                ============    ============    ============    ============    ============
    Allowance for markdowns                     $    -          $    -          $    -          $    -          $    -
    Allowance for doubtful accounts             $        213              80    $        515         -          $        808
                                                ------------    ------------    ------------    ------------    ------------
                                                $    -          $         80    $        515    $    -          $    -
                                                ============    ============    ============    ============    ============

For the year ended December 31, 1996
  Deducted from assets to which they apply:
    Allowance for inventory valuation           $    -          $    -                          $    -          $    -
                                                ============    ============                    ============    ============
    Allowance for markdowns                     $    -          $    -                          $    -          $    -
    Allowance for doubtful accounts                  -                   213                         -                   213
                                                ------------    ------------                    ------------    ------------
                                                $    -          $        213                    $    -          $        213
                                                ============    ============                    ============    ============

For the year ended December 31, 1995
  Deducted from assets to which they apply:
    Allowance for inventory valuation           $        207    $         25                    $        232(A) $    -
                                                ============    ============                    ============    ============
    Allowance for markdowns                     $        835    $        291                    $      1,126(A) $    -
    Allowance for doubtful accounts                      503             424                             927(A)      -
                                                ------------    ------------                    ------------    ------------
                                                $      1,328    $        715                    $      2,052    $    -
                                                ============    ============                    ============    ============



(A) Principally amounts reclassified to discontinued operations.

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

2.3 Stock Purchase Agreement effective as of May 13, 1996 among the Company, COMFORCE Technical Services, Inc., Project Staffing Support Team, Inc., Raphael Rashkin and Stanley Rashkin (included as an exhibit to the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996 filed May 16, 1996 and incorporated herein by reference).

2.4 Asset Purchase Agreement effective as of May 13, 1996 among the Company, COMFORCE Technical Services, Inc., DataTech Technical Services, Inc., Raphael Rashkin and Stanley Rashkin (included as an exhibit to the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996 filed May 16, 1996 and incorporated herein by reference).

2.5 Asset Purchase Agreement effective as of May 13, 1996 among the Company, COMFORCE Technical Services, Inc., RRA, Inc., Raphael Rashkin and Stanley Rashkin (included as an exhibit to the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996 filed May 16, 1996 and incorporated herein by reference).

2.6 Letter Agreement dated May 6, 1996 amending Asset Purchase Agreement effective as of May 13, 1996 among the Company, COMFORCE Technical Services, Inc., RRA, Inc., Raphael Rashkin and Stanley Rashkin (included as an exhibit to the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996 filed May 16, 1996 and incorporated herein by reference).

2.7 Letter Agreement dated April 19, 1996 among CTS Acquisition Co. I, COMFORCE Technical Services, Inc., Project Staffing Support Team, Inc. and RRA, Inc. (included as an exhibit to the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996 filed May 16, 1996 and incorporated herein by reference).

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

2.14 Letter Agreement dated November 4, 1996 amending Stock Sale and Termination Agreement between RHO Company, Inc. and James R. Ratcliff (included as an exhibit to the Company's Current Report on Form 8-K dated November 19, 1996 and incorporated herein by reference).

2.15 Agreement and Plan of Merger, dated as of August 13, 1997, by and among COMFORCE Corporation, COMFORCE Columbus, Inc. and Uniforce Services, Inc. (included as an exhibit to the Company's Current Report on Form 8-K dated August 20, 1997 and incorporated herein by reference).

2.16 Stockholders Agreement, dated as of August 13, 1997, by and among COMFORCE Corporation, COMFORCE Columbus, Inc., John Fanning and Fanning Limited Partnership, L.P. (included as an exhibit to the Company's Current Report on Form 8-K dated August 20, 1997 and incorporated herein by reference).

2.17 Registration Rights Agreement dated as of August 13, 1997 by and among the Company, John Fanning and Fanning Asset Partners, L.P., a Georgia limited partnership (included as an exhibit to Amendment No. 2 to the Registration Statement on Form S-4 of the Company filed with the Commission on October 24, 1997 and incorporated herein by reference).

3.1 Restated Certificate of Incorporation of the Company, as amended by Certificates of Amendment filed with the Delaware Secretary of State on June 14, 1987 and February 12, 1991 (included as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 of the Company filed with the Commission on May 10, 1996 and incorporated herein by reference).

3.2 Certificate of Ownership (Merger) of COMFORCE Corporation into the Company (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

3.3 Bylaws of the Company, as amended and restated effective as of February 26, 1997 (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)

3.4 Designation of Rights and Preferences of Series F Preferred Stock (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

3.5 Certificate of Ownership (Merger) of AZATAR into the Company (included as an exhibit to the Company's Current Report on Form 8-K dated November 8, 1996 and incorporated herein by reference).

4.1 Indenture dated as of November 26, 1997 with respect to 12% Senior Notes due 2007 between COMFORCE Operating, Inc., as issuer, and Wilmington Trust Company, as trustee (included as an exhibit to the Company's Current Report on Form 8-K dated December 9, 1997 and incorporated herein by reference).

4.2 Indenture dated as of November 26, 1997 with respect to 15% Senior Secured PIK Debentures due 2009 between COMFORCE Corporation, as issuer, and The Bank of New York, as trustee (included as an exhibit to the Company's Current Report on Form 8-K dated December 9, 1997 and incorporated herein by reference).

10.1 Management Agreement dated as of April 9, 1993 between the Company and Nitsua, Ltd. (a corporation wholly-owned by Austin Iodice, formerly Lori's Chairman and Chief Executive Officer) (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2 Asset Purchase Agreement dated as of April 11, 1996 among Lawrence Jewelry Corporation, ARTRA GROUP Incorporated, the Company and Hanover Advisors, Inc. respecting the disposition of the assets of the Company's jewelry business (included as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

10.3 Loan and Security Agreement dated as of November 26, 1997 among COMFORCE Corporation and specified subsidiaries thereof and Heller Financial, Inc., as lender and agent for other lenders (included as an exhibit to the Company's Current Report on Form 8-K dated December 9, 1997 and incorporated herein by reference).

10.4 Purchase Agreement, dated as of November 19, 1997, by and between COMFORCE Operating, Inc. and NatWest Capital Markets Limited, as Initial Purchaser (included as an exhibit to the Registration Statement on Form S-4 of the Company filed with the Commission on December 24, 1997 and incorporated herein by reference).

10.5 Purchase Agreement, dated as of November 19, 1997, by and between dated as of November 26, 1997, by and between the Company and NatWest Capital Markets Limited, as Initial Purchaser (included as an exhibit to the Registration Statement on Form S-4 of the Company filed with the Commission on December 24, 1997 and incorporated herein by reference).

10.6 Warrant Agreement dated November 26, 1997 by and between the Company and The Bank of New York, as Warrant Agent (included as an exhibit to the Registration Statement on Form S-4 of the Company filed with the Commission on December 24, 1997 and incorporated herein by reference).

10.7 Pledge Agreement dated November 26, 1997 by and between the Company and The Bank of New York, as Collateral Agent (included as an exhibit to the Registration Statement on Form S-4 of the Company filed with the Commission on December 24, 1997 and incorporated herein by reference).

10.8 Employment Agreement dated December 1, 1997 between the Company, COMFORCE Operating, Inc. and Christopher Franco (included as an exhibit to the Registration Statement on Form S-4 of the Company filed with the Commission on December 24, 1997 and incorporated herein by reference).

10.9 Employment Agreement dated December 1, 1997 between the Company, COMFORCE Operating, Inc. and James L. Paterek (included as an exhibit to the Registration Statement on Form S-4 of the Company filed with the Commission on December 24, 1997 and incorporated herein by reference).

10.10 Employment Agreement dated December 1, 1997 between the Company, COMFORCE Operating, Inc. and Michael Ferrentino (included as an exhibit to the Registration Statement on Form S-4 of the Company filed with the Commission on December 24, 1997 and incorporated herein by reference).

21.1*   List of Subsidiaries.

23.1*   Consent of Coopers & Lybrand L.L.P.

27.1*   Financial Data Schedule.

----------
* Filed herewith.