Form 10-Q
period 1998-03-31
COMFORCE CORP; UNIFORCE SERVICES INC
filed 1998-05-14
CIK 6814, 740285

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                             Commission file number
                          COMFORCE Corporation: 1-6081
                       COMFORCE Operating, Inc.: 333-43341

                            COMFORCE Corporation and
                            COMFORCE Operating, Inc.
             (Exact name of registrant as specified in its charter)

                                          COMFORCE Corporation:      36-23262248
           Delaware                       COMFORCE Operating, Inc.:  11-3407855
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                  2001 Marcus Avenue Lake Success, New York             11042
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:           (516) 328-7300

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

                              Yes  _X_           No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at May 11, 1998
----------------------------------------       ---------------------------
COMFORCE Corporation:
      Common stock, $.01 par value               15,753,747 shares
COMFORCE Operating, Inc.:
      Common stock, $.01 par value               100 shares (all owned by
                                                  COMFORCE Corporation)

                            COMFORCE Corporation and
                            COMFORCE Operating, Inc.



                                      INDEX


                                                                         Page
                                                                         Number

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997                  1-2

              Condensed Consolidated Statements of Operations
                      for the three months ended March 31, 1998
                       and March 31, 1997                                     3

              Condensed Consolidated Statements of Cash Flows
                      for the three months ended March 31, 1998
                      and March 31, 1997                                      4

              Notes to Condensed Consolidated Financial Statements          5-6

  Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         7-9


PART II       OTHER INFORMATION

  Item 1.     Legal Proceedings                                              10

  Item 2.     Changes in Securities and Use of Proceeds                      10

  Item 6.     Exhibits and Reports on Form 8-K                               10


SIGNATURES                                                                   11

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                      March 31,   December 31,
                                                        1998          1997
                                                      --------      --------
                                                     (unaudited)
                       ASSETS:

Current assets:
     Cash and cash equivalents                        $  1,853      $  6,512
        Restricted cash                                  1,039         1,036
     Accounts receivable, net                           85,767        73,116
     Prepaid expenses                                    2,068           793
     Other assets                                        2,780         5,755
     Deferred income tax                                 2,939         1,710


                                                      --------      --------
                      Total current assets              96,446        88,922
                                                      --------      --------

Property and equipment, net                              5,727         4,271
Intangible assets, net                                 139,455       134,687
Deferred financing costs                                 5,803         5,790
Other assets                                             2,630         2,515

                                                      --------      --------
                      Total assets                    $250,061      $236,185
                                                      ========      ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
                                 (in thousands)


                                                               March 31,    December 31,
                                                                 1998         1997
                                                               ---------    ---------
                                                              (unaudited)
                        LIABILITIES AND
                      STOCKHOLDERS' EQUITY:

Current liabilities:
   Borrowings under revolving line of credit                   $   4,597    $   5,038
   Accounts payable                                                5,142        4,954
   Accrued expenses                                               32,273       19,647
                                                               ---------    ---------
                  Total current liabilities                       42,012       29,639
                                                               ---------    ---------

Long-term debt                                                   166,000      166,000

Other liabilities                                                  1,088        1,144

                                                               ---------    ---------
                  Total liabilities                              209,100      196,783
                                                               ---------    ---------

Commitments and contingencies

Stockholders' Equity:
   Series F convertible preferred stock, $.01 par value;
     10,000 shares authorized, 500 shares issued and
     outstanding; liquidation value of $1,000 per share
     ($500,000)                                                        1            1

   Common stock, $.01 par value; 100,000,000 shares
     authorized; 15,647,947 shares issued and outstanding
     in 1998 and 15,344,247 shares issued and outstanding
     in 1997                                                         156          153
   Additional paid-in capital                                     45,342       43,323

   Accumulated (deficit) since January 1, 1996                    (4,538)      (4,075)

                                                               ---------    ---------
                  Total stockholders' equity                      40,961       39,402

                                                               ---------    ---------
                  Total liabilities and stockholders' equity   $ 250,061    $ 236,185
                                                               =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1998           1997
                                                     ---------     ---------
                                                          (unaudited)
Revenue:
   Net sales of services                             $ 112,007     $  35,808
                                                     ---------     ---------

Costs and expenses:
   Cost of services                                     91,706        31,086
   Selling, general and administrative                  13,949         3,060
   Depreciation and amortization                         1,337           341
                                                     ---------     ---------

                  Total costs and expenses             106,992        34,487
                                                     ---------     ---------
Operating income                                         5,015         1,321
                                                     ---------     ---------

Other income (expense):
   Bridge and financing charges                           --          (1,418)
   Interest expense                                     (5,159)         (291)
   Other income net                                         16           344
                                                     ---------     ---------

                                                        (5,143)       (1,365)
                                                     ---------     ---------

Loss before income taxes                                  (128)          (44)
Provision for income taxes                                (329)          (58)
                                                     ---------     ---------

                  Net  loss                               (457)         (102)

Dividends on preferred stock                                 6           134
                                                     ---------     ---------

                  Loss applicable to
                   common stockholders               $    (463)    $    (236)
                                                     ---------     ---------

Basic and diluted income (loss) per common share     $   (0.03)    $   (0.02)
                                                     =========     =========

Basic and diluted weighted average shares               15,544        12,776
                                                     =========     =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (Unaudited in thousands)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                           --------------------
                                                                             1998        1997
                                                                           --------    --------
Net cash flows provided by (used in) operating  activities                 $  2,064    $ (1,146)
                                                                           --------    --------
Cash flows from investing activities:
   Acquisition payments, net of cash acquired                                (3,574)    (14,178)
   Restricted cash                                                           (1,000)
   Increase in other assets                                                    (871)
   Additions to property, plant and equipment                                (1,693)       (247)
                                                                           --------    --------
   Net cash flows (used in) investing activities                             (6,138)    (15,425)
                                                                           --------    --------

Cash flows from financing activities:
   Proceeds from revolving lines of credit                                   10,526       8,336
   Repayment on revolving lines of credit                                   (11,170)    (11,141)
   Proceeds from short-term debt                                             20,628
   Principal payments on capital lease obligations                              (50)       --
   Proceeds from exercise of stock options                                       15         131
   Proceeds from exercise of warrants                                           118          21
   Payment of registration costs                                                (11)       (196)
Dividends paid                                                                  (13)       (162)
                                                                           --------    --------
Net cash flows (used in) financing activities                                  (585)     17,617
                                                                           --------    --------
(Decrease) increase in cash and cash equivalents                             (4,659)      1,046
Cash and equivalents, beginning of period                                     6,512       3,608
                                                                           --------    --------
Cash and equivalents, end of period                                        $  1,853    $ 14,654
                                                                           ========    ========

Supplemental cash flow information: Cash paid during the period for:
   Interest                                                                $    930    $    120
   Income taxes paid                                                             44          71

Supplemental schedule of noncash investing and financing activities:
   Issuance of short-term debt to redeem Series F preferred stock                         3,162
   Dividends accrued but not yet paid                                             6          68
   Common stock issued in connection with acquisitions                        1,900        --
   Warrants issued in connection with the sale of convertible debentures                    488
   Warrants issued in connection with short-term loan                                       100

The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

The accompanying unaudited interim financial statements of COMFORCE Corporation, COMFORCE Operating, Inc. ("COI") and their subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The results of the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results of operations for the entire year.

2.   RECENT ACQUISITIONS AND PROPOSED ACQUISITIONS

On January 26, 1998, COMFORCE Telecom, Inc., a wholly-owned subsidiary of the Company, purchased all of the issued and outstanding stock of Camelot Consulting Group Inc., Camelot Communications Group Inc., Camelot Control Group Inc. and Camelot Group Inc. (collectively, "Camelot"), for total consideration of $3.7 million in cash and 203,307 shares of the Company's Common Stock. In addition, the Company issued contingent payment certificates under which it could be required to pay up to $3.25 million in cash over a three-year period, provided certain contingencies are satisfied. Camelot is in the business of selling and installing telecommunications equipment and of providing related staffing services. This transaction is not material to the Company.

3.   DEBT

Notes payable and long-term debt at March 31, 1998 (unaudited) and December 31, 1997 (in thousands) consisted of the following:

                                                                                     March 31, December 31,
                                                                                       1998       1997
                                                                                     --------   --------
12% Senior Notes, due 2007                                                           $110,000   $110,000

15% Senior Secured PIK Debentures, due 2009                                            20,000     20,000

Revolving line of credit, due in November 26, 2002, with interest payable monthly at the bank's prime rate plus up to .50% (at March 31, 1998, the bank's prime rate
was 8.5%) and/or LIBOR plus 2.25%                                                      40,597     41,038
                                                                                     --------   --------



         Less, current portion                                                          4,597      5,038
                                                                                     --------   --------

                  Total long-term debt                                               $166,000   $166,000
                                                                                     ========   ========

4.   EQUITY

During the first three months of 1998, warrants to purchase 43,332 shares of common stock at prices ranging from $2.00 to $3.375 per share were exercised.

During the first three months of 1998, options to exercise 2,500 shares of common stock at a price of $6.00 per share were exercised.

In January 1998 203,307, shares of common stock with a value of $1.5 million were issued in connection with the acquisition of Camelot. (See Note 2.)

In February 1998, 54,561 shares of common stock with a value of $400,000 were issued in connection with the contingent payment due on the acquisition of AZATAR Computer Systems, Inc.

5.   EARNINGS PER SHARE

At December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic loss per common share is computed by dividing net losses available for common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price. For the periods ended March 31, 1998 and March 31, 1997, common stock equivalents have not been included as their effect is antidilutive on dilutive loss per share.

6.   RELATED PARTY TRANSACTION

The Company paid L.H. Frishkoff & Company, a certified public accounting firm at which Richard Barber, a Director of the Company, is a partner, approximately $20,000 in fees during the first three months of 1998 for tax-related advisory services.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion set forth below supplements the information found in the unaudited condensed consolidated financial statements and related notes of COMFORCE Corporation, COMFORCE Operating, Inc. ("COI") and their subsidiaries (collectively, the "Company").

Overview

     Set forth below are discussions and analyses of financial condition and results of operations of the Company. The Company believes that its future operating results may not be directly comparable to historical operating results because of the Company's increased size, related cost savings and marketing synergies.

     From October 1995 through March 31, 1998, the Company completed 10 acquisitions. Each of these acquisitions has been accounted for on a purchase basis and the results of operations of each of the businesses acquired have been included in the Company's historical financial statements from the date of acquisition. Certain of these acquisitions provide for contingent payments by the Company as a part of the purchase consideration based upon the operating results of the acquired businesses for specified future periods. The acquisitions were financed by the Company principally through its issuance of debt and equity securities and borrowings under bank credit facilities. In addition, as a result of its rapid growth through acquisitions, the discussion and comparison of the Company's historical results of operations set forth below may not be meaningful.

     Gross margins on staffing services can vary significantly depending on factors such as the specific services being performed, the overall contract size and the amount of recruiting required. Margins on the Company's sales in the technical services sector are typically lower than those in the telecommunications and information technology sectors. Consequently, changes in the Company's sales mix can be expected to impact the overall gross margins generated by the Company.

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

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Revenues of $112 million for the three months ended March 31, 1998 were $76.2 million, or nearly 213% higher than revenues for the three months ended March 31, 1997. The increase in 1998 revenues is attributable principally to the Company's acquisitions of The Rho Company Incorporated ("Rhotech") on February 28, 1997 and Uniforce Services, Inc.
("Uniforce") on November 26, 1997.

     Cost of services for the three months ended March 31, 1998 was 81.9% of revenues compared to cost of revenues of 86.8% for the three months ended March 31, 1997. The cost of revenues decrease of 4.9% for the first quarter of 1998 is a result of the Company's business mix during this quarter, which reflected the full quarter impact of acquisitions completed during 1997, as well as the Company's expansion in the information technology and telecommunications sectors which generate higher gross margins than the more mature technical staffing sectors.

     Selling, general and administrative expenses as a percentage of revenue was 12.5% for the three months ended March 31, 1998, compared to 8.6% for the three months ended March 31, 1997. Included in selling, general and administrative expenses are $1.8 million in licensee costs related to the Company's franchised operations.

     Operating income for the three months ended March 31, 1998 was $5.0 million, compared to operating income of $1.3 million for the three months ended March 31, 1997. This increase was principally attributable to the operating income generated by Rhotech and Uniforce acquisitions.

     The Company's interest expense for the quarter ended March 31, 1998 is attributable to the interest on the Company's credit facility with Heller Financial, Inc. (the "New Credit Facility"), the 12% Senior Notes due 2007 (the "Notes") of COI and the Company's 15% Senior Secured PIK Debentures due 2009 (the "Senior Debentures"). For the quarter ended March 31, 1997, interest expense is principally attributable to the $25.2 million principal amount of the Subordinated Convertible Debentures (the "Old Subordinated Debentures") issued by the Company in February and March 1997, the proceeds of which were used to partially fund the acquisition of Rhotech and for working capital purposes. The amortization of the deferred financing costs on the Old Subordinated Debentures is reflected in bridge and financing charges for such quarter.

     The income tax provision for the three months ended March 31, 1998 was $329,000 on a pretax loss of $128,000, compared to a tax provision of $58,000 on a loss before taxes of $44,000 for the three months ended March 31, 1997. The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to state income taxes and the nondeductibility of amortization of certain intangible assets.

Financial Condition, Liquidity and Capital Resources

     The Company has historically paid its billable employees weekly for their services before receiving payment from its customers. Additionally, certain statutory payroll and related taxes, as well as other fringe benefits, are generally paid by the Company before the Company receives payment from its customers. Consequently, a significant portion of the Company's cost of revenues is normally paid by the Company prior to receiving payment from its customers. Increases in the Company's revenues, resulting from expansion of existing offices or establishment of new offices, will require additional cash resources necessary to support such growth. The debt service costs associated with the borrowings under the Notes, the Senior Debentures and the New Credit Facility will significantly increase liquidity requirements. Management of the Company believes that, based on pro forma results of operations and anticipated growth, including growth through acquisitions, cash flow from operations and funds anticipated to be available under the New Credit Facility will be sufficient to service the Company's indebtedness, to fund growth at anticipated levels and to meet anticipated working capital requirements for the foreseeable future. However, various factors, including those described or referenced under "Forward Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 could prevent the Company from realizing these objectives.

     As of March 31, 1998, the Company had outstanding $20.0 million in principal amount of Senior Debentures bearing interest at a rate of 15%, $110.0 million in principal amount of Notes issued by COI bearing interest at a rate of 12%, $36.0 million outstanding under the New Credit Facility bearing interest at a rate of 8.156% and $4.6 million outstanding under the New Credit Facility bearing interest at a rate of 9.0%.

     As of March 31, 1998, approximately $139 million, or 56% of the Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions and will be amortized over a five to 40 year period, resulting in an annual charge of approximately $4 million. Various factors could impact the Company's ability to generate the earnings necessary to support this amortization schedule, including those described or referenced under "Forward Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The Company is obligated under various acquisition agreements to make earn-out payments to the sellers of acquired companies, subject to the acquired companies' meeting certain contractual requirements. The maximum amount of the remaining potential earn-out payments is $8.3 million in cash and $4.1 million in stock payable in the three-year period from 1998 to 2001. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

     During the first quarter of 1998, the Company's primary sources of funds to meet working capital needs were (i) cash from operations, (ii) the proceeds of the Notes and Senior Debentures and (iii) and borrowings under the New Credit Facility.

     Cash and cash equivalents decreased $4.6 million during the quarter ended March 31, 1998. Cash flows used in investing activities of $6.1 million, and cash flows used in financing activities of $585,000 were in excess of cash flows provided by operating activities of $2.1 million. Cash flows used in investing activities were principally attributable to the acquisition of Camelot in January 1998 and the addition of fixed assets. Cash flows used in financing activities were principally attributable to repayments on the the New Credit Facility.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     Since the date of the filing of the Company's Annual Report on Form 10-K, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K.


Item 2.  Changes in Securities and Use of Proceeds.

     On January 26, 1998, the Company issued 203,307 shares in the aggregate to the three shareholders of Camelot as consideration for all of the outstanding shares thereof (as more fully described in Note 2 to the condensed consolidated financial statements). In issuing these shares, the Company relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company subsequently registered these shares for resale under a registration statement filed with the Securities and Exchange Commission (the "Commission").

     On February 16, 1998, the Company issued 54,561 shares to Mark Holbrook, formerly the controlling shareholder of AZATAR Computer Systems, Inc. ("AZATAR"), as payment of the contingent earn-out entered into in the agreement for the purchase of all of AZATAR's outstanding common stock by the Company. This acquisition was completed in November 1996. In issuing these securities, the Company relied upon the exemption from registration under Section 4(2) of the Securities Act. The Company subsequently registered these shares for resale under a registration statement filed with the Commission.


Item 6.       Exhibits and Reports on Form 8-K.

(a) Exhibits.

27.1  Financial Data Schedule.

(b) Reports on Form 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                                 COMFORCE CORPORATION
                                                       Registrant


Dated:  May 14, 1998                                  /s/ Andrew Reiben
                                              --------------------------------
                                               Vice President of Finance and
                                                Chief Accounting Officer