Form 10-Q
period 1998-06-30
COMFORCE CORP; COMFORCE OPERATING CO
filed 1998-08-13
CIK 6814, 1052013

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                         OR
               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                 to
                                         ---------------    --------------
                               Commission file number
                           COMFORCE Corporation:  1-6081
                        COMFORCE Operating, Inc.: 333-43341

                               COMFORCE CORPORATION AND
                               COMFORCE OPERATING, INC.
                (Exact name of registrant as specified in its charter)

                                          COMFORCE Corporation:      36-23262248
               Delaware                   COMFORCE Operating, Inc.:  11-3407855
 -------------------------------          --------------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

          2001 Marcus Avenue Lake Success, New York              11042
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:    (516) 328-7300
                                                   -----------------------------

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

                                  Yes  X    No
                                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                               Outstanding at July 31, 1998
     -----                               ----------------------------
COMFORCE Corporation:
  Common stock, $.01 par value                15,790,747 shares
COMFORCE Operating, Inc.:
  Common stock, $.01 par value    100 shares (all owned by COMFORCE Corporation)

                              COMFORCE CORPORATION AND
                               COMFORCE OPERATING, INC.



                                        INDEX


                                                                          Page
                                                                          Number
                                                                          ------
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
               June 30, 1998 and December 31, 1997                           3-4

          Condensed Consolidated Statements of Operations
               for the three and six months ended June 30, 1998
               and June 30, 1997                                             5

          Condensed Consolidated Statements of Cash Flows
               for the six months ended June 30, 1998
               and June 30, 1997                                             6

          Notes to Condensed Consolidated Financial Statements               7-8

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 9


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                  12

Item 6.   Exhibits and Reports on Form 8-K                                   12


SIGNATURES                                                                   13

                           PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       COMFORCE CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands)


                                             June 30,     December 31,
                                               1998           1997
                                               ----           ----
                                            (unaudited)
ASSETS:

Current assets:
    Cash and cash equivalents                $  4,200       $  6,512
    Restricted cash                             1,071          1,036
    Accounts receivable, net                   90,519         73,116
    Prepaid expenses                            1,926            793
    Other assets                                2,799          5,755
    Deferred income tax                         2,939          1,710
                                             --------       --------
           Total current assets               103,454         88,922

Property and equipment, net                     7,301          4,271
Intangible assets, net                        139,440        134,687
Deferred financing costs                        5,627          5,790
Other assets                                    2,534          2,515
                                             --------       --------
           Total assets                      $258,356       $236,185
                                             ========       ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                        COMFORCE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
                                    (in thousands)


                                                              June 30,     December 31,
                                                              --------     ------------
                                                                1998           1997
                                                             (unaudited)
LIABILITIES AND
STOCKHOLDERS' EQUITY:

Current liabilities:
  Borrowings under revolving line of credit                   $  4,597       $  5,038
  Accounts payable                                               4,640          4,954
  Accrued expenses                                              28,567         19,647
                                                              --------       --------
           Total current liabilities                            37,804         29,639

Long-term debt                                                 178,056        166,000
Other liabilities                                                  951          1,144
                                                              --------       --------
           Total liabilities                                   216,811        196,783
                                                              --------       --------

Commitments and contingencies

Stockholders' Equity:

  Series F convertible preferred stock, $.01 par value;
   10,000 shares authorized, 500 shares issued and
   outstanding; liquidation value of $1,000 per share
   ($500,000).                                                       1              1

  Common stock, $.01 par value; 100,000,000 shares
   authorized; 15,790,747 shares issued and outstanding
   in 1998 and 15,344,247 shares issued and outstanding
   in 1997.                                                        158            153
  Additional paid-in capital                                    45,779         43,323

  Accumulated (deficit) since January 1, 1996                   (4,393)        (4,075)
                                                              --------       --------
           Total stockholders' equity                           41,545         39,402
                                                              --------       --------
           Total liabilities and stockholders' equity         $258,356       $236,185
                                                              ========       ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                        COMFORCE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited in thousands, except per share data)


                                                 Three Months Ended             Six Months Ended
                                                 ------------------             ----------------
                                                       June 30,                     June 30,
                                                       --------                     --------
                                                 1998            1997          1998           1997
                                                 ----            ----          ----           ----
Revenue:
  Net sales of services                        $118,110        $55,669       $230,118        $91,477
                                               --------        -------       --------        -------
Costs and expenses:
  Cost of services                               96,174         48,666        187,881         79,751
  Selling, general and administrative            14,373          4,278         28,321          7,339
  Depreciation and amortization                   1,360            461          2,697            802
                                               --------        -------       --------        -------

           Total costs and expenses             111,907         53,405        218,899         87,892
                                               --------        -------       --------        -------
Operating income                                  6,203          2,264         11,219          3,585
                                               --------        -------       --------        -------

Other income (expense):
  Bridge and financing charges                       --         (4,385)            --         (5,822)
  Interest expense                               (5,443)          (747)       (10,602)        (1,019)
  Other income, net                                   8             --             24            344
                                               --------        -------       --------        -------

                                                 (5,435)        (5,132)       (10,578)        (6,497)
                                               --------        -------       --------        -------

Earnings (loss) before income taxes                 768         (2,868)           641         (2,912)
Credit (provision) for income taxes                (617)         1,095           (947)         1,037
                                               --------        -------       --------        -------

           Net income (loss)                        151         (1,773)          (306)        (1,875)

Dividends on preferred stock                          6            592             12            726
                                               --------        -------       --------        -------

           Net income (loss)
           applicable to common
           stockholders                             145         (2,365)          (318)        (2,601)
                                               --------        -------       --------        -------

Basic income (loss) per common share           $   0.01        $ (0.18)      $  (0.02)       $ (0.20)
                                               ========        =======       ========        =======
Diluted income (loss) per common share         $   0.01        $ (0.18)      $  (0.02)       $ (0.20)
                                               ========        =======       ========        =======
Basic weighted average shares                    15,911         13,280         15,629         13,050
                                               ========        =======       ========        =======
Diluted weighted average shares                  17,368         13,280         15,629         13,050
                                               ========        =======       ========        =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

                        COMFORCE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                               (Unaudited in thousands)


                                                                       Six months ended
                                                                           June 30,
                                                                    -----------------------
                                                                      1998          1997
                                                                      ----          ----
Net cash flows (used in) operating  activities                      $(3,760)      $   (792)
                                                                    -------       --------
Cash flows from investing activities:
 Acquisition payments, net of cash acquired                          (3,574)       (14,355)
 Officer loans                                                                          30
 Restricted cash                                                        (32)        (1,000)
 Increase in other assets                                            (1,736)             -
 Additions to property, plant and equipment                          (3,528)          (392)
                                                                    -------       --------
 Net cash flows (used in) investing activities                       (8,870)       (15,717)
                                                                    -------       --------

Cash flows from financing activities:
 Net proceeds from line of credit agreement                           9,872          6,454
 Proceeds from short-term debt                                                      20,628
 Payment of short-term debt                                                        (27,930)
 Proceeds from long-term debt                                                       20,000
 Repurchase of common stock                                                         (2,300)
 Principal payments on capital lease obligations                       (102)            -
 Proceeds from exercise of stock options                                137            140
 Proceeds from exercise of warrants                                     458            121
 Payment of registration costs                                          (35)          (388)
 Dividends paid                                                         (12)          (262)
                                                                    -------       --------
Net cash flows provided by financing activities                      10,318         16,463
                                                                    -------       --------
(Decrease) increase in cash and cash equivalents                     (2,312)           (46)
                                                                    -------       --------
Cash and equivalents, beginning of period                             6,512          3,608
                                                                    -------       --------
Cash and equivalents, end of period                                 $ 4,200       $  3,562
                                                                    =======       ========

Supplemental cash flow information:
Cash paid during the period for:
 Interest                                                           $ 8,627       $    416
 Income taxes paid                                                      106            164

Supplemental schedule of noncash investing and financing
 activities:
 Issuance of short-term debt to redeem Series F preferred
 stock                                                                               3,162
 Dividends accrued but not yet paid                                       6             75
 Common stock issued in connection with acquisitions                  1,900              -
 Common stock issued to settle liabilities                                             633
 Warrants issued in connection with the sale of convertible
 debentures                                                                            734
 Warrants issued in connection with short-term loan                                    100
 Warrants issued in connection with credit facility                                    170
Issuance of Senior Secured PIK Debentures in lieu of interest
payment                                                               1,542



The accompanying notes are an integral part of the condensed consolidated financial statements.

                       COMFORCE CORPORATION AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

The accompanying unaudited interim financial statements of COMFORCE Corporation, COMFORCE Operating, Inc. ("COI") and their subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The results of the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results of operations for the entire year.

2.   NEWLY-ISSUED ACCOUNTING STANDARDS

On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

3.   RECENT ACQUISITIONS

 On January 26, 1998, COMFORCE Telecom, Inc., a wholly-owned subsidiary of the Company, purchased all of the issued and outstanding stock of Camelot Consulting Group Inc., Camelot Communications Group Inc, Camelot Control Group Inc. and Camelot Group Inc. (collectively, "Camelot"), for total consideration of $3.7 million in cash and 203,307 shares of the Company's Common Stock. In addition, the Company issued contingent payment certificates under which it could be required to pay up to $3.25 million in cash over a three-year period. Camelot is in the business of selling and installing telecommunications equipment and of providing staffing services. This transaction is not material to the Company.

4.   DEBT

Notes payable and long-term debt at June 30, 1998 (unaudited) and December 31, 1997 consisted of the following (in thousands):


                                                                                       June 30,     December 31,
                                                                                         1998           1997
                                                                                       --------     ------------
12% Senior Notes, due 2007                                                             $110,000       $110,000

15% Senior Secured PIK Debentures, due 2009                                              21,542         20,000
Revolving line of credit, due in November 26, 2002, with interest payable monthly at the bank's prime rate plus up to .50% (at June 30, 1998, the bank's prime rate
was  8.5%) and/or LIBOR plus 2.25%.                                                      51,111         41,038
                                                                                       --------       --------
                                                                                        182,663        171,038
                                                                                       --------       --------

      Less, current portion                                                               4,597          5,038
                                                                                       --------       --------

           Total long-term debt                                                        $178,056       $166,000
                                                                                       ========       ========


5.   EQUITY

During the first six months of 1998, warrants to purchase 108,132 shares of common stock at prices ranging from $2.00 to $7.575 per share were exercised.

During the first six months of 1998, options to exercise 80,500 shares of common stock at prices ranging from $1.125 to $6.00 per share were exercised.

In January 1998, 203,307 shares of common stock with a value of $1.5 million were issued in connection with the acquisition of Camelot Consulting Group, Inc. and certain affiliated companies. (See note 3.)

In February 1998, 54,561 shares of common stock with a value of $400,000 were issued in connection with the contingent payment due on the acquisition of AZATAR Computer Systems, Inc.

6.   EARNINGS PER SHARE

At December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings (loss) per common share is computed by dividing net earnings (losses) available for common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price. The following represents a reconciliation of the denominator for basic and diluted earnings (loss) per share for the three and six month periods ended June 30, 1998 and 1997:


                                       Three Months ended June 30,    Six Months ended June 30,
                                         1998              1997          1998         1997
                                       ---------        ----------    ----------     ----------
Weighted average shares                   15,911            13,280        15,629         13,050
Employee stock options                       593                --            --             --
Warrants                                     582                --            --             --
Contingent shares - acquisitions             282                --            --             --
                                          ------            ------        ------         ------
Dilutive potential common shares
  Denominator for diluted earnings
  (loss) per share - adjusted
  weighted-average shares and
  assumed conversions                     17,368            13,280        15,629         13,050
                                          ======            ======        ======         ======



7.   RELATED PARTY TRANSACTION

The Company paid L.H. Frishkoff & Company, a certified public accounting firm at which Richard Barber, a Director of the Company, is a partner, approximately $53,000 in fees during the first six months of 1998 for tax-related advisory services.

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

     From October 1995 through June 30, 1998, the Company has completed 10 acquisitions. Each of these acquisitions has been accounted for on a purchase basis and the results of operations of each of the businesses acquired have been included in the Company's historical financial statements from the date of acquisition. Certain of these acquisitions provide for contingent payments by the Company as a part of the purchase consideration based upon the operating results of the acquired businesses for specified future periods. The acquisitions were financed by the Company principally through its issuance of debt and equity securities and borrowings under bank credit facilities. As a result, the Company's historical results of operations include bridge financing costs which are not expected to be incurred in future periods and preferred stock dividends. In addition, as a result of its rapid growth through acquisitions, the discussion and comparison of the Company's historical results of operations set forth below may not be meaningful.

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

     Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employee related expenses for its employees, including workers' compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company offers health, dental, disability and life insurance to its billable employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, often resulting in significant outstanding receivables. To the extent the Company increases revenues through acquisitions and/or internal growth, these receivables will grow and there will be greater requirements for borrowing availability under its credit facilities to fund current operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Revenues of $118.1 million for the three months ended June 30, 1998 were $62.4 million, or 112% higher than revenues for the three months ended June 30, 1997. The increase in 1998 revenues is attributable principally to the Company's acquisition of Uniforce Services, Inc. ("Uniforce") on November 26, 1997.

     Cost of services for the three months ended June 30, 1998 was 81.4% of services compared to cost of services of 87.4% for the three months ended June 30, 1997. The cost of services decrease of 6% for the second quarter of 1998 is a result of the Company's business mix in the 1998 period, which reflected the full period impact of acquisitions completed during 1997, as well as the Company's growth in the information technology, telecommunications and financial services sectors. These sectors have historically generated higher gross margin than the more mature technical staffing sector.

     Selling, general and administrative expenses as a percentage of revenue was 12.2% for the three months ended June 30, 1998, compared to 7.7% for the three months ended June 30, 1997. Included in selling and general and administrative expenses are $1.7 million in licensee costs related to the Company's franchise operations.

     Operating income for the three months ended June 30, 1998 was $6.2 million, compared to operating income of $2.3 million for the three months ended June 30, 1997. This increase was principally attributable to the Company's completion of the Uniforce acquisition.

     The Company's interest expense for the three months ended June 30, 1998 is attributable to the interest on (i) the Loan and Security Agreement with Heller Financial, Inc., as lender and agent for other participating lenders, to provide to the Company a secured revolving credit facility (the "Current Credit Facility"), (ii) $110.0 million principal amount of 12% Senior Notes due 2007 issued by COI (the "Notes") and (iii) $21.5 million principal amount of 15% Senior Secured PIK Debentures issued by the Company (the "Senior Debentures"),
all of which obligations were incurred in November 1997.   For the three months
ended June 30, 1997, interest expense is principally attributable to the $25.2 million principal amount of the Subordinated Convertible Debentures (the "Old Subordinated Debentures") issued by the Company in February and March 1997, the proceeds of which were used to partially fund the acquisition of The Rho Company Incorporated ("Rhotech") and for working capital purposes. The amortization of the costs payable on the Old Subordinated Debentures is reflected in bridge and financing charges for such three-month period.

     The income tax provision for the three months ended June 30, 1998 was $617,000 on pretax income of $768,000, compared to a tax credit of $1.1 million on a loss before taxes of $1.8 million for the three months ended June 30, 1997. The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to state income taxes and the nondeductibility of certain intangible assets.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Revenues of $230.1 million for the six months ended June 30, 1998 were $138.6 million, or nearly 152% higher than revenues for the six months ended June 30, 1997. The increase in 1998 revenues is attributable principally to the Company's acquisition of Uniforce on November 26, 1997.

     Cost of services for the six months ended June 30, 1998 was 81.6% of services compared to cost of services of 87.2% for the six months ended June 30, 1997. The cost of services decrease of 5.6% for the first six months of 1998 is a result of the Company's business mix in the 1998 period, which reflected the full period impact of acquisitions completed during 1997 as well as the Company's growth in the information technology, telecommunications and financial services sectors. These sectors have historically generated higher gross margin than the more mature technical staffing sector.

     Selling, general and administrative expenses as a percentage of revenue was 12.3% for the six months ended June 30, 1998, compared to 8% for the six months ended June 30, 1997. Included in selling general and administrative expenses are $3.5 million in licensee costs related to the Company's franchise operations.

     Operating income for the six months ended June 30, 1998 was $11.2 million, compared to operating income of $3.6 million for the six months ended June 30, 1997. This increase was principally attributable to the Company's completion of the Rhotech and Uniforce acquisitions.

     The Company's interest expense for the six months ended June 30, 1998 is attributable to the interest on the Current Credit Facility, the Notes and the Senior Debentures, all of which obligations were incurred in November 1997. For the six months ended June 30, 1997, interest expense is principally attributable to the $25.2 million principal amount of the Old Subordinated Debentures issued by the Company in February and March 1997, the proceeds of which were used to partially fund the acquisition of Rhotech and for working capital purposes. The amortization of the costs payable on the Old Subordinated Debentures is reflected in bridge and financing charges for such six-month period.

     The income tax provision for the six months ended June 30, 1998 was for $947,000 on pretax income of $641,000, compared to a tax credit of $1.0 million on a loss before taxes of $2.9 million for the six months ended June 30, 1997. The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to state income taxes and the nondeductibility of certain intangible assets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically paid its billable employees weekly for their services before receiving payment from its customers. Additionally, certain statutory payroll and related taxes, as well as other fringe benefits, are generally paid by the Company before the Company receives payment from its customers. Consequently, a significant portion of the Company's cost of revenues is normally paid by the Company prior to receiving payment from its customers. Increases in the Company's revenues, resulting from expansion of existing offices or establishment of new offices, will require additional cash resources necessary to support such growth. The debt service costs associated with the borrowings under the Notes and the Current Credit Facility have significantly increased liquidity requirements. The debt service costs associated with the Senior Debentures may be satisfied through the issuance of new notes. To date, the Company has chosen to issue new notes to pay these costs. Management of the Company believes that, based on the results of operations and anticipated growth, including growth through acquisitions, cash flow from operations and funds anticipated to be available under the Current Credit Facility will be sufficient to service the Company's indebtedness, to fund growth at anticipated levels and to meet anticipated working capital requirements for the foreseeable future. However, various factors, including those described or referenced under "Forward Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 could prevent the Company from realizing these objectives.

     As of June 30, 1998, the Company had outstanding $21.5 million in principal amount of Senior Debentures bearing interest at a rate of 15%, $110.0 million in principal amount of Notes issued by COI bearing interest at a rate of 12%, $48 million outstanding under the Current Credit Facility bearing interest at a rate of 7.94% and $3.1 million outstanding under the Current Credit Facility bearing interest at a rate of 9.0%. As of June 30, 1998, approximately $139.4 million, or 53%, of the Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions and will be amortized over a five to 40 year period, resulting in an annual charge of approximately $
4.0 million. Various factors could impact the Company's ability to generate the earnings necessary to support this amortization schedule, including those described or referenced under "Forward Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The Company is obligated under various acquisition agreements to make earn-out payments to the sellers of acquired companies, subject to the acquired companies' meeting certain contractual requirements. The maximum amount of the remaining potential earn-out payments is $8.3 million in cash and $4.1 million in stock payable in the three-year period from 1998 to 2000. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

     During the first six months of 1998, the Company's primary sources of funds to meet working capital needs were (i) cash from operations, (ii) the proceeds of the Notes and Senior Debentures and (iii) and borrowings under the Current Credit Facility.

     Cash and cash equivalents decreased $2.3 million during the six months ended June 30, 1998. Cash flows used in operating activities of $3.8 million and cash flows used in investing activities of $8.8 million were in excess of cash flows provided by financing activities of $10.3 million. Cash flows used in operating activities were principally attributable to the need to fund growth in accounts receivable and their carrying costs. Cash flows used in investing activities were principally related to the purchase of Camelot Consulting Group, Inc. and certain affiliated companies and addition of property plant and equipment. Cash flows provided by financing activities were principally attributable to net borrowings under the Current

Credit Facility.

YEAR 2000

     The Company has conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 issue and has developed an implementation plan to ensure compliance. The Company presently believes that with modest modifications to existing software, the Year 2000 problem will neither pose significant operational concerns nor have a material impact on the financial position or results of operations in any given year.

SEASONALITY

     The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for services in the technical services sector has historically been lower during the year-end holidays through January of the following year, showing gradual improvement over the remainder of the year. Although less pronounced than in technical services, the demand for services in the telecommunications and IT sectors is typically lower during the first quarter until customers' operating budgets are finalized. The Company believes that the effects of seasonality will be less severe in the future if revenues contributed by the information technology and telecommunications sectors continue to increase as a percentage of the Company's consolidated revenues.


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



                                              COMFORCE CORPORATION
                                              --------------------
                                                   Registrant


Dated: August 12, 1998                         /s/ Andrew Reiben
                                          -----------------------------
                                          Vice President of Finance and
                                            Chief Accounting Officer