Form 10-Q
period 1998-09-30
COMFORCE CORP; COMFORCE OPERATING CO
filed 1998-11-13
CIK 6814, 1052013

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998
                                       OR
              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to ______

                             Commission file number
                          COMFORCE Corporation: 1-6081
                       COMFORCE Operating, Inc.: 333-43341

                            COMFORCE Corporation and
                            COMFORCE Operating, Inc.
             (Exact name of registrant as specified in its charter)

                                          COMFORCE Corporation:      36-23262248
      Delaware                            COMFORCE Operating, Inc.:  11-3407855
--------------------------------          --------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

     415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York      11797
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (516) 437-3300

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
                                    Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                     Outstanding at November 1, 1998
---------------------                          -------------------------------
COMFORCE Corporation:
  Common stock, $.01 par value                      16,072,179 shares
COMFORCE Operating, Inc.:
  Common stock, $.01 par value    100 shares (all owned by COMFORCE Corporation)

                            COMFORCE Corporation and
                            COMFORCE Operating, Inc.

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
               September 30, 1998 and December 31, 1997                      3

         Condensed Consolidated Statements of Operations
               For the three and nine months ended September 30, 1998
               and September 30, 1997                                        5

         Condensed Consolidated Statements of Cash Flows
               for the nine months ended September 30, 1998
               and September 30, 1997                                        6

         Notes to Condensed Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                10

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                  14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ( in thousands)

                                                September 30,   December 31,
                                                    1998           1997
                                                 ----------     ----------
                                                (unaudited)
ASSETS:

Current assets:
   Cash and cash equivalents                     $    4,943     $    6,512

    Restricted cash                                                  1,036
    Accounts receivable, net                         85,296         73,116
    Prepaid expenses                                  2,004            793
    Other assets                                      2,361          5,755
    Deferred income tax                               1,314          1,710
                                                 ----------     ----------
               Total current assets                  95,918         88,922

Property and equipment, net                           8,551          4,271
Intangible assets, net                              138,524        134,687
Deferred financing costs                              5,418          5,790
Other assets                                          2,535          2,515
                                                 ----------     ----------
               Total assets                      $  250,946     $  236,185
                                                 ==========     ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
                                 (in thousands)

                                                September 30,   December 31,
                                                   1998            1997
                                                 ----------     ----------
                                                (unaudited)
LIABILITIES AND
STOCKHOLDERS' EQUITY:

Current liabilities:
  Borrowings under revolving line of credit      $    4,597     $    5,038
  Accounts payable                                    4,032          4,954
  Accrued expenses                                   32,191         19,647
                                                 ----------     ----------
         Total current liabilities                   40,820         29,639

Long-term debt                                      167,200        166,000
Other liabilities                                       721          1,144
                                                 ----------     ----------
         Total liabilities                          208,741        196,783
                                                 ----------     ----------

Commitments and contingencies

Stockholders' Equity:
  Series F convertible preferred stock,
  $.01 par value; 10,000 shares authorized,
  500 shares issued and outstanding;
  liquidation value of $1,000 per share
  ($500,000)                                              1              1

  Common stock, $.01 par value; 100,000,000
    shares authorized; 15,790,747 shares issued
    and outstanding in s1998 and 15,344,247
    shares issued and outstanding in 1997.              158            153

  Additional paid-in capital                         45,768         43,323

  Accumulated (deficit) since January 1,1996         (3,722)        (4,075)
                                                 ----------     ----------
         Total stockholders' equity                  42,204         39,402
                                                 ----------     ----------
         Total liabilities and stockholders'
         equity                                  $  250,946     $  236,185
                                                 ==========     ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  COMFORCE CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited in thousands, except per share data)

                                               Three Months Ended             Nine Months Ended
                                               ------------------             -----------------
                                                  September 30,                 September 30,
                                                  -------------                 -------------
                                              1998           1997           1998           1997
                                           ---------      ---------      ---------      ---------
Revenue:
   Net sales of services                    $117,230        $54,509       $347,347       $145,986
                                           ---------      ---------      ---------      ---------

Costs and expenses:
   Cost of services                           94,764         47,476        282,644        127,227
   Selling, general and administrative        14,136          4,503         42,458         11,842
   Depreciation and amortization               1,320            439          4,017          1,241
                                           ---------      ---------      ---------      ---------

             Total costs and expenses        110,220         52,418        329,119        140,310
                                           ---------      ---------      ---------      ---------
Operating income                               7,010          2,091         18,228          5,676
                                           ---------      ---------      ---------      ---------

Other income (expense):
   Bridge and financing charges                   --             --             --         (5,822)
   Interest expense                           (5,419)        (1,135)       (16,020)        (2,151)
   Other income, net                              11             --             34            344
                                           ---------      ---------      ---------      ---------

                                              (5,408)        (1,135)       (15,986)        (7,629)
                                           ---------      ---------      ---------      ---------

Earnings (loss) before income taxes            1,602            956          2,242         (1,953)
(Provision) credit for income taxes             (925)          (391)        (1,871)           646
                                           ---------      ---------      ---------      ---------
             Net income (loss)                   677            565            371         (1,307)

Dividends on preferred stock                       6              6             18            732
                                           ---------      ---------      ---------      ---------

             Net income (loss)
             applicable to common
             stockholders                        671            559            353         (2,039)
                                           ---------      ---------      ---------      ---------

Basic income (loss) per common share           $0.04          $0.04          $0.02         $(0.15)
                                           =========      =========      =========      =========
Diluted income (loss) per common share         $0.04          $0.04          $0.02         $(0.15)
                                           =========      =========      =========      =========
Basic weighted average shares                 16,072         14,197         15,958         13,256
                                           =========      =========      =========      =========
Diluted weighted average shares               16,623         15,116         16,820         13,256
                                           =========      =========      =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (Unaudited in thousands)

                                                                      Nine months ended
                                                                         September 30,
                                                                  --------------------------
                                                                     1998            1997
                                                                  ----------      ----------
Net cash flows provided by (used in) operating
     activities                                                       $8,337         $(2,755)
                                                                  ----------      ----------
Cash flows from investing activities:
   Acquisition payments, net of cash acquired                         (3,574)        (14,355)
   Officer loans                                                          --              30
   Restricted cash                                                     1,039            (360)
   Increase in other assets                                           (1,703)             --
   Additions to property, plant and equipment                         (5,050)           (548)
                                                                  ----------      ----------
   Net cash flows (used in) investing activities                      (9,288)        (15,233)
                                                                  ----------      ----------

Cash flows from financing activities:
   Net proceeds from line of credit agreement                           (986)          7,354
   Proceeds from short-term debt                                          --          20,628
   Payment of short-term debt                                             --         (27,930)
   Proceeds from long-term debt                                           --          20,000
   Repurchase of common stock                                             --          (2,421)
   Principal payments on capital lease obligations                      (155)             --
   Proceeds from exercise of stock options                               137             142
   Proceeds from exercise of warrants                                    458             171
   Payment of registration costs                                         (44)            (61)
   Dividends paid                                                        (25)           (275)
                                                                  ----------      ----------
Net cash flows (used in) provided by financing activities               (615)         17,050
                                                                  ----------      ----------
(Decrease) increase in cash and cash equivalents                      (1,566)           (938)
Cash and equivalents, beginning of period                              6,509           3,608
                                                                  ----------      ----------
Cash and equivalents, end of period                                   $4,943          $2,670
                                                                  ==========      ==========

Supplemental cash flow information: Cash paid during the period for:

   Interest                                                           $9,630          $1,044
   Income taxes paid                                                   1,211             227

Supplemental schedule of noncash investing and financing
     activities:
   Issuance of short-term debt to redeem Series F preferred
     stock                                                                --           3,162
   Dividends accrued but not yet paid                                      2             102
   Common stock issued in connection with acquisitions                 1,900              --
   Common stock issued to settle liabilities                              --             633
   Warrants issued in connection with the sale of convertible
     debentures                                                           --           1,004
   Warrants issued in connection with short-term loan                     --             100
   Warrants issued in connection with credit facility                     --             170
Issuance of Senior Secured PIK Debentures in lieu of interest
     payment                                                           1,542              --
Repayment of officer loans                                                --             352

The accompanying notes are an integral part of the condensed consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited interim financial statements of COMFORCE Corporation, COMFORCE Operating, Inc. ("COI") and their subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The results of the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results of operations for the entire year.

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

4. DEBT

Notes payable and long-term debt at September 30, 1998 (unaudited) and December 31, 1997 consisted of the following (in thousands):

                                                            September       December
                                                            30, 1998        31, 1997
                                                           -----------     -----------
12% Senior Notes, due 2007                                $  110,000     $  110,000

15% Senior Secured PIK Debentures, due 2009                   21,542         20,000
Revolving line of credit, due in November 26, 2002,
with interest payable monthly at the bank's prime rate
plus up to .50% (at September 30, 1998, the bank's prime
rate was 8.25%) and/or LIBOR plus 2.25%                        40,255         41,038
                                                           ----------     ----------
                                                              171,797        171,038
                                                           ----------     ----------

       Less, current portion                                    4,597          5,038
                                                           ----------     ----------

             Total long-term debt                          $  167,200     $  166,000
                                                           ==========     ==========

5. EQUITY

During the first nine months of 1998, warrants to purchase 108,132 shares of common stock at prices ranging from $2.00 to $7.575 per share were exercised.

During the first nine months of 1998, options to exercise 80,500 shares of common stock at prices ranging from $1.125 to $6.00 per share were exercised.

In January 1998, 203,307 shares of common stock with a value of $1.5 million were issued in connection with the acquisition of Camelot Consulting Group, Inc. and certain affiliated companies. (See note 3.)

In February 1998, 54,561 shares of common stock with a value of $400,000 were issued in connection with the contingent payment due on the acquisition of AZATAR Computer Systems, Inc.

6. EARNINGS PER SHARE

At December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings (loss) per common share is computed by dividing net earnings (losses) available for common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price. The following represents a reconciliation of the denominator for basic and diluted earnings (loss) per share for the three and nine-month periods ended September 30, 1998 and 1997:

                                Three Months ended September 30,   Nine Months ended September 30,

                                          1998           1997           1998           1997
                                          ----           ----           ----           ----
Weighted average shares                  16,072         14,197         15,958         13,256

Employee stock options                      179            442            390             --

Warrants                                    372            477            472             --

Dilutive potential common shares
Denominator for diluted
  earnings (loss) per share -
  adjusted weighted-average
  shares and assumed conversions         16,623         15,116         16,820         13,256
                                         ======         ======         ======         ======

7. RELATED PARTY TRANSACTION

The Company paid L.H. Frishkoff & Company, a certified public accounting firm at which Richard Barber, a Director of the Company, is a partner, approximately $78,000 in fees during the first nine months of 1998 for tax-related advisory services.

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

      From October 1995 through September 30, 1998, the Company has completed 10 acquisitions. Each of these acquisitions has been accounted for on a purchase basis and the results of operations of each of the businesses acquired have been included in the Company's historical financial statements from the date of acquisition. Certain of these acquisitions provide for contingent payments by the Company as a part of the purchase consideration based upon the operating results of the acquired businesses for specified future periods. The acquisitions were financed by the Company principally through its issuance of debt and equity securities and borrowings under bank credit facilities. As a result, the Company's historical results of operations include bridge financing costs, which are not expected to be incurred in future periods, and preferred stock dividends. In addition, as a result of its rapid growth through acquisitions, the discussion and comparison of the Company's historical results of operations set forth below may not be meaningful.

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

Results of Operations

Three months ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      Revenues of $117.2 million for the three months ended September 30, 1998 were $62.7 million or 115% higher than revenues for the three months ended September 30, 1997. The increase in 1998 revenues is attributable principally to the Company's acquisition of Uniforce Services, Inc. ("Uniforce") on November 26, 1997.

      Cost of services for the three months ended September 30, 1998 was 80.8% of services compared to cost of services of 87.1% for the three months ended September 30, 1997. The cost of services decrease of 6.3% for the third quarter of 1998 is a result of the Company's business mix in the 1998 period, which reflected the full period impact of acquisitions completed during 1997, as well as the Company's growth in the information technology, telecommunications and financial services sectors. These sectors have historically generated higher gross margins than the more mature technical staffing sector.

      Selling, general and administrative expenses as a percentage of revenue was 12.1% for the three months ended September 30, 1998, compared to 8.3% for the three months ended September 30, 1997. Included in selling and general and administrative expenses are $1.7 million in licensee costs related to the Company's franchise operations.

      Operating income for the three months ended September 30, 1998 was $7.0 million, compared to operating income of $2.1 million for the three months ended September 30, 1997. This increase was principally attributable to the Company's completion of the Uniforce acquisition.

      The Company's interest expense for the three months ended September 30, 1998 is attributable to the interest on (i) the Loan and Security Agreement with Heller Financial, Inc., as lender and agent for other participating lenders, to provide to the Company a secured revolving credit facility (the "Current Credit Facility"), (ii) $110.0 million principal amount of 12% Senior Notes due 2007 issued by COI (the "Notes") and (iii) $21.5 million principal amount of 15% Senior Secured PIK Debentures issued by the Company (the "Senior Debentures"), all of which obligations were incurred in November 1997. For the three months ended September 30, 1997, interest expense is principally attributable to the $40 million revolving credit facility with Fleet National Bank and U.S. Bank, Washington as lenders.

      The income tax provision for the three months ended September 30, 1998 was $925,000 on pretax income of $1.6 million, compared to a tax provision of $391,000 on pretax income of $956,000 for the three months ended September 30, 1997. The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to state income taxes and the nondeductibility of certain intangible assets.

Nine months ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

      Revenues of $347.3 million for the nine months ended September 30, 1998 were $201.3 million, or nearly 138% higher than revenues for the nine months ended September 30, 1997. The increase in 1998 revenues is attributable principally to the Company's acquisition of Uniforce on November 26, 1997.

      Cost of services for the nine months ended September 30, 1998 was 81.3% of services compared to cost of services of 87.2% for the nine months ended September 30, 1997. The cost of services decrease of 5.9% for the first nine months of 1998 is a result of the Company's business mix in the 1998 period, which reflected the full period impact of acquisitions completed during 1997 as well as the Company's growth in the information technology, telecommunications and financial services sectors. These sectors have historically generated higher gross margins than the more mature technical staffing sector.

      Selling, general and administrative expenses as a percentage of revenue was 12.2% for the nine months ended September 30, 1998, compared to 8.1% for the nine months ended September 30, 1997. Included in selling general and administrative expenses are $5.2 million in licensee costs related to the Company's franchise operations.

      Operating income for the nine months ended September 30, 1998 was $18.2 million, compared to operating income of $5.7 million for the nine months ended September 30, 1997. This increase was principally attributable to the Company's completion of the Rhotech and Uniforce acquisitions.

      The Company's interest expense for the nine months ended September 30, 1998 is attributable to the interest on the Current Credit Facility, the Notes and the Senior Debentures, all of which obligations were incurred in November 1997. For the nine months ended September 30, 1997, interest expense is principally attributable to the $25.2 million principal amount of the Old Subordinated Debentures issued by the Company in February and March 1997, the proceeds of which were used to partially fund the acquisition of Rhotech and for working capital purposes. The amortization of the costs payable on the Old Subordinated Debentures is reflected in bridge and financing charges for such nine-month period.

      The income tax provision for the nine months ended September 30, 1998 was for $1.9 million on pretax income of $2.2 million, compared to a tax credit of $646,000 on a loss before taxes of $1.9 million for the nine months ended September 30, 1997. The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to state income taxes and the nondeductibility of certain intangible assets.

Financial Condition, Liquidity and Capital Resources

      The Company has historically paid its billable employees weekly for their services before receiving payment from its customers. Additionally, certain statutory payroll and related taxes as well as other fringe benefits are generally paid by the Company before the Company receives payment from its customers. Consequently, a significant portion of the Company's cost of revenues is normally paid by the Company prior to receiving payment from its customers. Increases in the Company's revenues, resulting from expansion of existing offices or establishment of new offices, will require additional cash resources necessary to support such growth. The debt service costs associated with the borrowings under the Notes and the Current Credit Facility have significantly increased liquidity requirements. The debt service costs associated with the Senior Debentures may be satisfied through the issuance of new notes. To date, the Company has chosen to issue new notes to pay these costs. Management of the Company believes that, based on the results of operations and anticipated growth, including growth through acquisitions, cash flow from operations and funds anticipated to be available under the Current Credit Facility will be sufficient to service the Company's indebtedness, to fund growth at anticipated levels and to meet anticipated working capital requirements for the foreseeable future. However, various factors, including those described or referenced under "Forward Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 could prevent the Company from realizing these objectives.

      As of September 30, 1998, the Company had outstanding $21.5 million in principal amount of Senior Debentures bearing interest at a rate of 15%, $110.0 million in principal amount of Notes issued by COI bearing interest at a rate of 12%, $1.3 million outstanding under the Current Credit Facility bearing interest at a rate of 8.75% and $39.0 million outstanding under the Current Credit Facility bearing interest at a rate of 7.8%. As of September 30, 1998, approximately $138.5 million, or 55.2%, of the Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions and will be amortized over a five to 40 year period, resulting in an annual charge of approximately $4.0 million. Various factors could impact the Company's ability to generate the earnings necessary to support this amortization schedule, including those described or referenced under "Forward Looking Statements" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      The Company is obligated under various acquisition agreements to make earn-out payments to the sellers of acquired companies, subject to the acquired companies' meeting certain contractual requirements. The maximum amount of the remaining potential earn-out payments is $8.3 million in cash and $4.0 million in stock payable in the three-year period from 1998 to 2000. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

      During the first nine months of 1998, the Company's primary sources of funds to meet working capital needs were (i) cash from operations, (ii) the proceeds of the Notes and Senior Debentures and (iii) and borrowings under the Current Credit Facility.

      Cash and cash equivalents decreased $1.6 million during the nine months ended September 30, 1998. Cash flows used in investing activities of $9.3 million and cash flows used in financing activities of $615,000 were in excess of cash flows provided by operating activities of $8.3 million. Cash flows used in investing activities were principally related to the purchase of Camelot Consulting Group, Inc. and certain affiliated companies and additions of property plant and equipment. Cash flows used by financing activities were principally attributable to net borrowings under the Current Credit Facility.

Year 2000

      The Company has completed a review of its potential Year 2000 issues by examining all of its internal and third party applications, operating systems, interfaces and hardware. Independent of its Year 2000 compliance program, the Company initiated a major system conversion beginning in early 1998, based principally on industry-leading PeopleSoft software, in order to improve access to business information through common, integrated computing systems nationwide. The Company's conversion to these new systems, which are expected to make the Company's IT systems fully Year 2000 compliant, is now approximately 85 percent complete and is expected to be completed in early 1999.

      In assessing potential Year 2000 issues, the Company has established a Year 2000 committee, a compliance program and a budget. The committee has divided the Company's Year 2000 compliance program into four sections: (i) systems inventory and assessment, (ii) systems testing evaluation and monitoring, (iii) third party suppliers and (iv) contingency planning. Systems inventory and assessment has been completed, and the remaining sections are expected to be completed by early to mid 1999. The Company expects that all of its IT systems and non-IT systems will be Year 2000 compliant prior to December 31, 1999. The Company estimates the total Year 2000 expenditures which will be incurred in the future will be less than $1.0 million. Not included in these costs are the costs of conversion to the new integrated computing systems, which was undertaken independently of its Year 2000 compliance initiative.

      As a part of its Year 2000 compliance program, the Company is in communication with its third-party vendors and service providers in order to assess their Year 2000 readiness and seek to ensure that they will be Year 2000 compliant. The Company is in the process of advising its vendors that it expects them to provide confirmation of their Year 2000 readiness by March 31, 1999. In the event the Company does not believe it has received reasonable assurance from its vendors as to Year 2000 compliance by March 31, 1999, the Company will seek to establish relationships with vendors that are Year 2000 compliant. With respect to the purchases of computer systems, or upgrades for existing computer systems, the Company's policy is to receive Year 2000 certification from the vendor prior to completing the purchase.

      The Company supports, through its IT staff augmentation services, a wide range of projects dedicated to helping clients solve their Year 2000 issues. The demand for programming code remediation, new applications implementation (i.e., installing new software that is Year 2000 compliant rather than correcting the old) and computer hardware compliance testing has accelerated over the last several years. As its clients successfully move their repaired and/or new programs into use, the Company estimates that the demand for Year 2000 dedicated analysts, developers, programmers and project leaders will decrease over the next 18 months. Conversely, as the number of Year 2000 compliant, legacy (mainframe) or replacement systems increases, the Company anticipates a steady demand for consultants (beyond the year 2000) to support programming enhancements and provide ongoing maintenance for these systems.

      The statements under "Year 2000" in this Item 2 which express the Company's belief that Year 2000 problems will not have a material adverse effect on the Company may be forward-looking statements. Although management believes that the Company has acted with appropriate diligence to address potential Year 2000 issues, no assurance can be given that Year 2000 issues will not materially affect its business or operations. Factors which could potentially cause the Company to suffer business interruptions or other losses include the failure of its Year 2000 project team to identify latent or other non-compliant codes or technologies, the failure of any of the customers, vendors, service suppliers or financial institutions with which the Company deals to address their own Year 2000 problems or the ineffectiveness of any contingency plans put in place by the Company to mitigate the effects of interruptions in its businesses due to Year 2000 problems.

Seasonality

      The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for services in the technical services sector has historically been lower during the year-end holidays through January of the following year, showing gradual improvement over the remainder of the year. Although less pronounced than in technical services, the demand for services in the telecommunications and IT sectors is typically lower during the first quarter until customers' operating budgets are finalized. The Company believes that the effects of seasonality will be less severe in the future if revenues contributed by the information technology, telecommunications and financial services sectors continue to increase as a percentage of the Company's consolidated revenues.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      Since the date of the filing of the Company's Annual Report on Form 10-K, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

27.1  Financial Data Schedule of COMFORCE Corporation.
27.2  Financial Data Schedule of COMFORCE Operating, Inc.

(b) Reports on Form 8-K.

      On October 2, 1998, the Company filed a current report on Form 8-K to report (i) the purchase by John C. Fanning of 3,778,086 shares of the common stock of the Company held by the founders of the Company's staffing business,
(ii) the resignations of James L. Paterek, formerly the Company's Chairman, Christopher P. Franco, formerly the Company's Chief Executive Officer, and Michael Ferrentino, formerly the Company's President, of their offices and seats on the Board, (iii) the appointment of John C, Fanning as the Company's Chairman and Chief Executive Officer and (iv) the election of four new members to the Company's Board of Directors: John C. Fanning, Harry Maccarrone, Gordon Robinett, and Daniel Raynor.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                          COMFORCE CORPORATION
                                          --------------------------------------
                                                Registrant


Dated: November 13, 1998                  /s/ Andrew Reiben
                                          --------------------------------------
                                          Andrew Reiben
                                          Vice President of Finance and
                                          Chief Accounting Officer