Form 10-K
period 1998-12-31
COMFORCE CORP; COMFORCE OPERATING CO
filed 1999-03-30
CIK 6814, 1052013

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
         For the transition period from __________ to ___________

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

415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York        11797
        (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (516) 437-3300

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at March 24, 1999:

COMFORCE Corporation:      $48,788,959

COMFORCE Operating, Inc.:  Not Applicable

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMFORCE Corporation:
                                                           Outstanding at
                           Class                           March 24, 1999
                           -----                           --------------

                           Common stock, $.01 par value    16,202,080



COMFORCE Operating, Inc.:     COMFORCE  Corporation  owns all of the 100  issued
                              and outstanding shares of Common Stock of COMFORCE
                              Operating, Inc.


Documents Incorporated by Reference: None

                                     PART I

ITEM 1.  BUSINESS

Overview

     COMFORCE Corporation ("COMFORCE") is a leading provider of specialty staffing, consulting and outsourcing services primarily to Fortune 500 companies for their information technology, telecommunications, scientific and engineering-related needs. COMFORCE Operating, Inc. ("COI"), a wholly-owned subsidiary of COMFORCE, was formed for the purpose of facilitating certain of the Company's financing transactions in November 1997. Unless the context otherwise requires, the term the "Company" refers to COMFORCE, COI and all of their direct and indirect subsidiaries.

     Through a national network of 67 offices (47 company-owned and 20 licensed), the Company recruits and places highly skilled contingent personnel and provides financial and outsourcing services for a broad customer base of over 2,300 companies, including Boeing Corporation, Microsoft Corporation and Sun Microsystems. The Company's labor force includes over 8,000 billable employees (on a full-time equivalent basis), consisting primarily of computer programmers, systems consultants and analysts, engineers, technicians, scientists, researchers and skilled office support personnel. Since entering the staffing services business in 1995, COMFORCE has grown significantly through a combination of acquisitions and internal growth.

Services

     The Company provides a wide range of staffing, consulting, financial and outsourcing services. The Company's extensive proprietary database and national presence enable it to draw from a wealth of resources to link highly-trained computer, telecommunications and other professionals, as well as clerical personnel, with businesses that need highly skilled labor. The Company's services are designed to give its customers maximum flexibility and maximum choice. The Company's professionals are available on a short-term or long-term basis. The Company's services permit businesses to increase the volume of their work without increasing fixed overhead and permanent personnel costs.

     The  Company  operates  its  Staff  Augmentation   business  through  three
divisions -- Information Technology, Telecom and Staffing Services. The Company's outsourcing and consulting services are provided through its Financial Services Division. A description of the types of services provided by each division follows.

COMFORCE Information Technologies

     The Company's IT division provides highly skilled programmers, help desk personnel, systems consultants and analysts, software engineers and project managers for a wide range of technical assignments, including client server, mainframe, desktop services, Internet/Intranet and MIS. In addition to these staffing services, the IT division also provides non-recruited payrolling services to certain of its customers. These services consist of acting as the employer for workers identified by the customer, preparing payrolls, withholding taxes, and tracking hours, vacation and sick days. In addition, these employees participate in the Company's benefit programs rather than those of the customer.

     The  Company's  IT  customers  include  Microsoft  Corporation,   BellSouth
Telecommunications, Inc., Boeing Information Services, Inc., Eastman Kodak Company, Tyson Foods, Inc., First Union Corporation, NationsBanc Services, Inc. and MCI Telecommunications Corporation.

COMFORCE Telecom

     The Company's Telecom division provides skilled personnel to plan, design, engineer, install and maintain wireless and wireline telecommunications systems, including cellular, PCS, microwave, radio, satellite and other networks. The telecommunications industry has grown rapidly in recent years, fueled in part by the rising demand for wireless telecommunications services.

     The  Telecom  division's  customers  include  AT&T  Corporation,   Northern
Telecom, Inc., Harris Corporation, Lucent Technologies, Inc., Reltec Corporation, ALCATEL Network Systems, Inc., Motorola, Inc., Sprint Corporation and Omnipoint Corporation.

COMFORCE Staffing Services

     The Company's Staffing Services division operates in two areas, Technical Services and Professional Services.

     Technical Services. The Technical Services portion of the Company's Staffing Services division provides staffing for national laboratory research in such areas as environmental safety, alternative energy source development and laser technology, and provides highly-skilled labor meeting diverse commercial needs in the avionics and aerospace, architectural, automotive, energy and power, pharmaceutical, marine and petrochemical fields. The Company also provides non-recruited payrolling services to certain Technical Services customers.

     The Company's Technical Services customers include Boeing Company, Westinghouse Electric Corporation, McDonnell Douglas Corporation and the National Department of Energy National Research Laboratories at Los Alamos, Sandia and Lawrence Livermore.

     Professional Services. The Company offers Professional Services through 10 Company-owned and 20 licensed locations. The Professional Services group provides highly specialized professional chemists, biologists, engineers, laboratory instrumentation operators, technicians and others to companies involved in pharmaceutical, environmental, biotech and processing businesses. The Company also recruits and trains skilled clerical personnel who provide more traditional services for medical, legal and accounting professionals.

     The Company's Professional Services customers include R.R. Donnelley & Sons Co., Estee Lauder Companies, Inc. and Dial Corporation, as well as many smaller companies such as independent medical providers and accounting firms.

COMFORCE Financial Services

     Through the Financial Services' Pro Unlimited subsidiary, the Company provides confidential consulting and conversion services to companies that require assistance in complying with regulations associated with the use of independent contractors, returning retirees and consultants. The Company's consulting services incorporate a proprietary liability and risk scoring system to assess the likelihood of a governmental authority reclassifying a client's independent contractors as employees. If appropriate, the Company may become the employer of some or all of the workers of these clients (on a non-recruited basis) and, in such cases, will provide various services for these employees, including preparing payrolls, withholding taxes and tracking hours and vacation and sick days. Pro Unlimited has become an industry leader, generating over $80 million in sales for the year ended December 31, 1998.

     The Financial Services division also provides payroll funding services and back office support to approximately 100 independent consulting and staffing companies. The Company's back office services include payroll processing and billing, preparation of various management reports and analysis, payment of all federal, state and local payroll taxes and preparation and filing of quarterly and annual payroll tax returns for the contingent personnel employed and placed by independently owned and operated staffing and consulting firms. Contingent personnel placed by such independent staffing and consulting firms remain employees of such firms. In providing payroll funding services, the Company purchases the accounts receivable of independent staffing firms and receives payments directly from these firms' clients. The Company pursues the collection of those receivables; however, the amount of any account receivable which is not collected within a specified period after billing is charged back by the Company to such firm.

Customers

     The Company provides staffing, consulting and outsourcing services to over 2,300 customers including telecommunication equipment manufacturers, telecommunication service providers (wireline and wireless), computer software and hardware manufacturers, aerospace and avionics firms, utilities, national laboratories, pharmaceutical companies, cosmetics companies, health care facilities, educational institutions and accounting firms. Services to Fortune 500 companies represent a majority of the Company's revenues.

     In certain cases, the Company's contracts with its customers provide that the Company will have the first opportunity to supply the personnel required by that customer. Other staffing companies not under contract with the customer are then offered the opportunity to supply personnel only if the Company is unable to meet the customer's requirements.

     The Company generally invoices its customers weekly. Customers of the IT division, the Telecom division and the Professional Services group generally obtain the Company's services on a purchase order basis, while Technical Services and Financial Services customers generally enter into long-term contracts with the Company.

     During the year ended December 31, 1998, Boeing Corporation accounted for approximately 10% of the Company's revenues, and the largest four customers represented approximately 31% of the Company's revenues.

Sales and Marketing

     The Company services its customers through a network of 47 company-owned and 20 licensed branch offices located in 25 states across the United States and its corporate headquarters located in Woodbury, New York. The Company's sales and marketing strategy is focused on increasing its share of existing customer business, expanding its business with existing customers through cross-selling to customers currently serviced by only one of the Company's divisions and by establishing relationships with new customers. The Company solicits customers through personal sales presentations, telephone marketing, direct mail solicitation, referrals from customers, and advertising in a variety of local and national media including the Yellow Pages, magazines, newspapers, trade publications and through the Company's home page on the World Wide Web.

     The strategy focuses on national accounts that are coordinated by management at the corporate level to provide a consistent, focused strategy, but are primarily serviced on a local level through the Company's branch locations. The national accounts, as well as local accounts serviced by the Company, are targeted by account managers at the branch offices, permitting the Company to capitalize on the local expertise and established relationships of its branch office employees.

     The Company has developed several value-added marketing tools that are available to its sales and marketing staff. Through its Vendor-on-Premises programs, the Company coordinates personnel services by establishing an on-site office to assist in the procurement and management of the customer's workforce. The Company's RightSourcing(sm) program evaluates the performance level of a customer's department, function, or project, recommends ways to increase cost-effectiveness and workforce efficiency through specific staffing strategies and tailors a program to meet specific staffing needs and established performance standards. The Company's sales and marketing staff is then able to use the Company's proprietary database and other sources to provide contingent personnel to meet the customer's staffing needs identified through these programs.

Information Systems

     The Company is currently in the process of implementing the PeopleSoft(R) Enterprise Resource Planning system, which the Company believes is becoming the industry standard. When PeopleSoft(R) is fully operational, which the Company anticipates will occur in the second quarter of 1999, the Company will have consolidated its back office operations from three locations to one and will also have largely integrated the management information systems of its 10 acquired companies.

     The Company is also in the process of implementing the EZAccess(R) recruiting and database software system to consolidate the resume databases of its acquired companies. The Company believes that this software will allow easier, faster and more accessible updating of its resume database and posting of job openings on a national basis. As a result, the Company believes EZAccess(R) will facilitate recruiting efforts and improve customer service and may generate incremental revenues. This system is currently operating in certain locations, and the Company intends to phase the rest of its locations into the EZAccess(R) system during 1999.

Recruiting and Training of Billable Employees

     The Company's success depends on its ability to effectively and efficiently match skilled personnel with specific customer assignments. The Company has established an extensive national resume database of over 175,000 prospective employees with expertise in the disciplines served by the Company. To identify qualified personnel for inclusion in this database, the Company solicits referrals from its existing personnel and customers, places advertisements in local newspapers, trade magazines, its home page on the World Wide Web and other Internet sites, and otherwise actively recruits through the Internet. The Company continuously updates its proprietary database to reflect changes in personnel skill levels and availability. Upon receipt of assignment specifications, the Company searches the database to identify suitable personnel. Once an employee's skills are matched to the specifications, the Company considers other selection criteria such as interpersonal skills, availability and geographic preferences to ensure there is a proper fit between the employee and the assignment being staffed. The Company can search its resume database by a number of different criteria, including specific skills or qualifications, to match the appropriate employee with the assignment.

     Management believes that the Company will be better positioned to attract recruits by making extensive training opportunities available to its employees. The Company frequently agrees to bear a portion of the training costs for training contingent personnel in a particular IT discipline needed by a client. To meet those demands, the Company employs Internet-based educational programs to train employees in the latest developments in IT, telecommunications and other technologies. The Company also maintains a training facility in Dallas, Texas, where Telecom staffers are trained to install and test telecommunications equipment, and provides a telephone hot line to assist its clerical employees with software problems or questions.

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

     Management believes that the availability and quality of candidates, the effective monitoring of job performance, the scope of geographic service and the price of service are the principal elements of competition. The availability of quality contingent personnel is an especially important facet of competition. The Company believes its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate skilled technical and management personnel and the extent of its competitors' responsiveness to customer needs.

Employees

     The Company currently employs approximately 500 full-time staff employees and has approximately 8,000 billable employees (on a full-time equivalent basis). In addition to employees on assignment, the Company maintains a proprietary database of over 175,000 prospective employees with expertise in the disciplines served by the Company. Billable employees are employed by the Company on an as-needed basis dependent on customer demand and are paid only for time they actually work. Non-billable administrative personnel provide management, sales and marketing and other services in support of the Company's staffing services.

Licensed Offices

     The Company has granted licenses to operate Uniforce offices. The most recent license for a new office was granted in July 1992, and the Company does not presently expect to grant more licenses. Licensees recruit contingent personnel and promote their services to both existing and new clients obtained through the licensees' marketing efforts. Performance of the contingent personnel and overall service quality is the direct responsibility of licensees. As licensees are ultimately responsible for the collection of accounts receivable, they must conform to strict credit and collection practices. The Company and the licensees share the gross profits from each licensed office.

Regulations

     Contingent staffing and consulting services firms are generally subject to one or more of the following types of government regulations: (1) registration of the employer/employees; (2) licensing, record keeping and recording requirements; and (3) substantive limitations on operations. Contingent staffing and consulting firms are the legal employers of their workers. Therefore, the Company is governed by laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, antidiscrimination and workers' compensation. In addition, the Company's licenses are considered to be franchises, which are subject to regulation, both by the Federal Trade Commission and a number of states.

Forward Looking Statements

     Various statements made in this Item 1 and elsewhere in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to, the following factors:

     More than 50% of the Company's total assets are intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions and are generally amortized over a five to forty year period. This amortization results in significant annual charges. Various factors could impact the Company's ability to generate the earnings necessary to support this amortization schedule, including (1) fluctuations in the economy, (2) the degree and nature of competition, (3) demand for the Company's services and (4) the Company's ability to recruit and place staffing professionals and maintain gross margins. If the Company fails to generate earnings necessary to support the amortization charge, an impairment of the asset may occur. The resulting write-off could have a material adverse effect on the Company's business, financial condition and results of operations.

     The contingent staffing and consulting industry is highly competitive. Heightened competition for customers as well as for contingent personnel could adversely impact the Company's business in several ways, including the following: The Company may face the need to reduce its current fee scales without being able to reduce the personnel costs of its billable employees. Large, traditional staffing companies have begun to enter the specialty staffing and consulting sector; as a result, margins may decrease, particularly for the less highly skilled personnel in that sector. Barriers to entry in the contingent staffing business are low, and the Company could experience competition from additional competitors entering the business.

     The Company has a high level of debt, which could have important consequences to investors, including the following: The Company will have to use a substantial portion of its cash flow from operations to service its debt, rather than for operations or growth. The Company could be more vulnerable to economic downturns and less able to take advantage of significant business opportunities and react to changes in market or industry conditions. The Company may not be able to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes.

     The agreements governing the public debt obligations of the Company contain restrictions that affect the Company's ability to incur debt, make distributions, make acquisitions, create liens, make capital expenditures and affiliate payments and pay dividends. In particular, the indenture governing the 12% Senior Notes due 2007 issued by COI (the "COI Notes") contains a covenant which, subject to certain exceptions, permits COI to make distributions to COMFORCE only if it meets a specified ratio of cash flow to interest expense and then only to a limited extent pursuant to a formula permitting distribution of a portion of net income, capital contributions to COI and certain other amounts. In addition, the Credit Facility requires the Company to meet specified financial ratios and tests. Events beyond the Company's control may affect its ability to comply with these covenants and restrictions, and the Company may not achieve operating results that will comply with the financial ratios and tests. A default under any of the Company's financing agreements could have a material adverse effect on its business and financial condition if it is not cured or waived.

     Additional important factors that could cause the Company to be unable to realize its plans and objectives are described under "Risk Factors" in the Registration Statement on Form S-3 of the Company filed with the Securities and Exchange Commission on March 19, 1999 (Registration No. 333-74689). The disclosure under "Risk Factors" in the Registration Statement may be accessed through the Web site maintained by the Securities and Exchange Commission at "http://www.sec.gov." In addition, the Company will provide, without charge, a copy of such "Risk Factors" disclosure to each stockholder of the Company who requests such information. Requests for copies should be directed to the attention of Linda Annicelli, Vice President of Administration at COMFORCE Corporation, 415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York 11797, telephone 516-437-3300.

     See also the cautionary statements regarding the forward-looking disclosure concerning the Company's Year 2000 readiness set forth under "--Year 2000" in
Item 7.


ITEM 2.  PROPERTIES

     The Company leases its 47 offices. Excluding the Company's headquarters, these leases are for office space ranging in size from approximately 150 square feet to approximately 15,600 square feet and have remaining lease terms of from less than one year to five years. The Company's headquarters occupies approximately 23,500 square feet and the lease term for this space extends until 2006. The Company owns no real estate, except for an approximately 700 square foot condominium.

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


ITEM 3.  LEGAL PROCEEDINGS

     In January 1997, Austin A. Iodice, who served as the Company's Chief Executive Officer, President and Vice Chairman while the Company was engaged in the jewelry business, and Anthony Giglio, who performed the functions of the Company's Chief Operating Officer while the Company was engaged in the jewelry business, filed separate suits against the Company in the Connecticut Superior Court alleging that the Company had breached the terms of management agreements entered into with them by failing to honor options to purchase Common Stock awarded to them in connection with the management of the jewelry business under the terms of such management agreements and the Company's Long-Term Stock Investment Plan. The suits allege that the plaintiffs are entitled to an unspecified amount of damages. The Company believes that the option to purchase 370,419 shares granted to Mr. Iodice (through Nitsua, Ltd., a corporation wholly-owned by him) and the option to purchase 185,210 shares granted to Mr. Giglio, each having an exercise price of $1.125 per share, expired in 1996, three months after Messrs. Giglio and Iodice ceased to be employed by the Company. Messrs. Giglio and Iodice maintain that they were agents and not employees of the Company and that the options continue to be exercisable. In October 1998, plaintiffs filed motions for partial summary judgment, which motions were denied by the court in March 1999. The parties continue to be engaged in the discovery phase of the case. The Company intends to continue to vigorously defend itself against these suits.

     As reported in the Company's prior 10-K, Rhotech was granted summary judgment with respect to all claims made against it in a case filed in U.S. District Court, Central District of California, against Rhotech and Technical Staff Associates, Inc. The judgment in Rhotech's favor was subsequently upheld on appeal.

     The Company is a party to routine contract and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business, results of operations or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, employee benefit liability insurance, fidelity insurance and directors' and officers' liability insurance. The Company is generally self-insured with respect to workers' compensation, but maintains umbrella workers' compensation coverage to limit its maximum exposure to such claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

     The Company's Common Stock is traded on the American Stock Exchange (AMEX:CFS). The high and low sales prices for the Common Stock, as reported by the American Stock Exchange in the Monthly Market Statistics for the periods indicated, were as follows:


                                                            High      Low
                                                            ----      ---

1997      First Quarter..............................   $ 14       $ 6 1/8
          Second Quarter.............................      7 1/2     4
          Third Quarter..............................      9 5/16    5 7/8
          Fourth Quarter.............................      9 3/8     6
1998      First Quarter..............................      9         6 9/16
          Second Quarter.............................     11 7/16    7 1/8
          Third Quarter..............................      9 3/4     4 5/8
          Fourth Quarter.............................      6 3/16    3 1/2

1999      First Quarter (through March 24, 1999).....      6 1/4     3 11/16

     The last reported sale price of the Common Stock of the Company on the American Stock Exchange on March 24, 1999 was $4 1/4. As of such date, there were approximately 5,000 shareholders of record.

     The Company anticipates that it will not pay cash dividends on the Common Stock for the foreseeable future and that it will retain its earnings to finance future growth. The declaration and payment of dividends by the Company are subject to the discretion of its Board of Directors and compliance with applicable law. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, the effect of such payment on the Company's financial condition and other factors the Company's Board of Directors may in the future consider relevant. The revolving credit facility entered into with Heller Financial, Inc., as lender and agent for other participating lenders (the "Credit Facility"), prohibits the payment of cash dividends. In addition, the terms of the COI Notes restrict COI's payment of dividends to the Company, which is expected to be the only source of funds from which the Company could pay dividends. No dividends were declared or paid on the Common Stock during 1997 or 1998.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data of the Company as of and for each of the five years in the period ended December 31, 1998. The Company derived the statement of operations and balance sheet data as of and for each of the five years in the period ended December 31, 1998 from its audited historical consolidated financial statements. Prospective investors should read this selected historical financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Company's financial statements and notes beginning on page F-2.

                                                                 1994           1995           1996           1997           1998
                                                              ---------      ---------      ---------      ---------      ---------
                                                                              (in thousands except per share data)
Statement of Operations Data: (1)
Net sales of services ...................................          --        $   2,387      $  55,867      $ 216,521      $ 459,022
Cost of services ........................................          --            1,818         47,574        186,455        372,877
                                                              ---------      ---------      ---------      ---------      ---------
Gross profit ............................................          --              569          8,293         30,066         86,145
Selling, general and administrative expense .............     $     966            461          5,266         19,718         55,827
Restructuring charge ....................................          --             --             --            1,600           (211)
Depreciation and amortization ...........................          --              362            614          1,883          5,605
Stock compensation charge (2) ...........................          --            3,425           --             --             --
                                                              ---------      ---------      ---------      ---------      ---------
Operating income (loss) .................................          (966)        (3,679)         2,413          6,865         24,924
Other (income) expense:
Interest expense ........................................         1,316            585            201          4,588         21,490
Bridge and financing charges ............................          --             --             --            7,672           --
Other (income) expense, net .............................          --               33            (40)          (344)           (35)
                                                              ---------      ---------      ---------      ---------      ---------
Earnings (loss) from continuing operations
   before income taxes and extraordinary
   credit ...............................................        (2,282)        (4,297)         2,252         (5,051)         3,469
Provision (credit) for income taxes .....................          --               35            900         (1,351)         2,664
                                                              ---------      ---------      ---------      ---------      ---------
Income (loss) from continuing operations ................        (2,282)        (4,332)         1,352         (3,700)           805
Loss from discontinued operations (3) ...................       (16,220)       (17,211)          --             --             --
                                                              ---------      ---------      ---------      ---------      ---------
Income (loss) before extraordinary credit ...............       (18,502)       (21,543)         1,352           --              805
Extraordinary credit from net discharge of
   indebtedness (4) .....................................         8,965          6,657           --             --             --
                                                              ---------      ---------      ---------      ---------      ---------
Net income (loss) .......................................        (9,537)       (14,886)         1,352         (3,700)           805
Preferred stock dividends ...............................          --             --              325            737             21
Accretive dividend on Series F preferred
   stock ................................................          --             --              665           --             --
                                                              ---------      ---------      ---------      ---------      ---------
Income (loss) available to common
   stockholders .........................................     $  (9,537)     $ (14,886)     $     362      $  (4,437)     $     784
                                                              =========      =========      =========      =========      =========

Net income (loss) per share:
Continuing operations before accretive
   dividend .............................................     $   (0.72)     $   (0.95)     $    0.12      $   (0.33)     $    0.05
Discontinued operations .................................         (5.08)         (3.74)          --             --             --
                                                              ---------      ---------      ---------      ---------      ---------

Income (loss) before extraordinary credit
   and accretive dividend ...............................     $   (5.80)     $   (4.69)     $    0.12      $   (0.33)     $    0.05
Extraordinary credit ....................................          2.81           1.45           --             --             --

                                                                 1994           1995           1996           1997           1998
                                                              ---------      ---------      ---------      ---------      ---------
                                                                              (in thousands except per share data)
Accretive dividend on Series F preferred
   stock ................................................          --             --            (0.09)          --             --
                                                              ---------      ---------      ---------      ---------      ---------
Basic net income (loss) per share .......................     $   (2.99)     $   (3.24)     $    0.03      $   (0.33)     $    0.05
                                                              =========      =========      =========      =========      =========
Diluted net income (loss) per share .....................     $   (2.99)     $   (3.24)     $    0.03      $   (0.33)     $    0.05
                                                              =========      =========      =========      =========      =========

Basic weighted average shares ...........................         3,195          4,596         11,049         13,493         15,971
Plus dilutive effect of options, warrants and
   convertible securities ...............................          --             --            1,984           --              677
                                                              ---------      ---------      ---------      ---------      ---------
Diluted weighted average shares .........................         3,195          4,596         13,033         13,493         16,648
                                                              =========      =========      =========      =========      =========

Balance Sheet Data: (5)
Working capital (deficit) ...............................          --        $  (1,697)     $   8,012      $  59,762      $  65,563
Accounts receivable .....................................          --            1,698         12,042         72,865         81,680
Intangible assets, net ..................................          --            4,801         24,756        135,516        138,847
Total assets ............................................          --            8,536         43,366        235,934        246,082
Total debt, including current maturities ................          --              500          3,850        171,038        178,579
Preferred stock .........................................          --             --                2              1           --
Stockholders' equity ....................................          --            2,238         34,744         39,402         44,334

-----------

(1) Results for the year ended December 31, 1995 represent results of COMFORCE Telecom, Inc. from the date of its acquisition, October 17, 1995. Results for the year ended December 31, 1996 represent results of COMFORCE Telecom for the entire year, results of Williams Communications Services, Inc. from the acquisition date of March 3, 1996 through December 31, 1996, results of RRA, Inc. and certain related entities from the acquisition date of May 10, 1996 through December 31, 1996, results of Force Five, Inc. from the effective date of acquisition of July 31, 1996 through December 31, 1996, results of AZATAR Computer Systems, Inc. from the effective date of acquisition of November 1, 1996 through December 31, 1996, and results of Continental Field Services Corporation and a related entity from the effective date of acquisition of November 8, 1996 through December 31, 1996. Results for the year ended December 31, 1997 represent results of RHO Company, Incorporated from the acquisition date of February 28, 1997 through December 31, 1997 and results of Uniforce Services, Inc. from the acquisition date of November 26, 1997 through December 31, 1997. Results for the year ended December 31, 1998 represent results of Camelot Consulting Group Inc., Camelot Communications Group Inc., Camelot Control Group Inc. and Camelot Group Inc. (collectively, "Camelot") from the beginning of January 1998 through December 31, 1998. The Company's jewelry operations were discontinued effective as of September 30, 1995. Accordingly, selected financial data of the Company's jewelry operations for each of the two years in the period ended December 31, 1994 have been reclassified to discontinued operations.

(2) Represents a non-recurring compensation charge related to the issuance of a 35% common stock interest in the Company to certain individuals to manage the Company's entry into the technical staffing services business.

(3) The loss from discontinued operations for the year ended December 31, 1995 includes a charge to operations of $12.9 million to write-off the remaining goodwill of the Company's discontinued jewelry operations effective September 30, 1995 operations and for the year ended December 31, 1994 includes a charge to operations of $10.8 million representing a write-off of goodwill of the Company's former New Dimensions subsidiary.

(4) The 1995 and 1994 extraordinary credits represent gains from net discharge of indebtedness under terms of the Company's debt settlement agreement with its bank related to the discontinued jewelry operations.

(5) Balance sheet data is not presented for 1994 as information is not meaningful since the Company was not in the staffing business during such year.


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

     Since October 1995, the Company has completed 10 acquisitions. Each of these acquisitions has been accounted for on a purchase basis and the results of operations of each of the businesses acquired have been included in the Company's historical financial statements from the date of acquisition. Certain of these acquisitions provide for contingent payments by the Company as a part of the purchase consideration based upon the operating results of the acquired businesses for specified future periods. The acquisitions were financed by the Company principally through its issuance of debt and equity securities and borrowings under credit facilities. As a result, the Company's historical results of operations include bridge financing costs, which are not expected to be incurred in future periods, and preferred stock dividends. All previously issued preferred stock has been repurchased or redeemed by the Company. In addition, as a result of its rapid growth through acquisitions, the discussion and comparison of the Company's historical results of operations set forth below may not be meaningful.

     Gross margins on staffing services can vary significantly depending on factors such as the specific services being performed, the overall contract size and the amount of recruiting required. Margins on the Company's sales in the technical services sector are typically significantly lower than those in the telecommunications, information technology and financial services sectors. Consequently, changes in the Company's sales mix can be expected to impact the overall gross margins generated by the Company.

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

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net sales of services of $459.0 million for the year ended December 31, 1998 were $242.0 million, or nearly 112% higher than net sales of services for the year ended December 31, 1997. The increase in 1998 net sales of services is attributable principally to the Company's acquisition of Uniforce on November 26, 1997.

     Cost of services for the year ended December 31, 1998 was 81.2% of net sales of services compared to cost of services of 86.1% for the year ended December 31, 1997. The cost of services decrease of 4.9% for 1998 is a result of the Company's business mix in that year, which reflected the full period impact of acquisitions completed during 1997 as well as growth in the Company's information technology, telecommunications and financial services sectors. These sectors have historically generated higher gross margins than the more mature technical staffing sector.

     Selling, general and administrative expenses as a percentage of revenue was 12.1% for the year ended December 31, 1998, compared to 9.1% for the year ended December 31, 1997. This percentage increase was principally attributable to the operations of the Company's Uniforce subsidiary, which was acquired in 1997. Uniforce's selling, general and administrative fees, which include significant licensee costs related to its franchise operations, are substantially higher on a percentage basis than those historically recorded by the Company. The licensee costs included in selling, general and administrative fees were $6.9 million for 1998 and $0.5 million for 1997 (which included only one month of Uniforce's operations).

     Operating income for the year ended December 31, 1998 was $24.9 million, compared to operating income of $6.9 million for the year ended December 31, 1997. This increase was principally attributable to the Company's completion of the Rhotech and Uniforce acquisitions in 1997.

     The Company's interest expense for 1998 is attributable to the interest on the Credit Facility, the COI Notes and COMFORCE's 15% Senior Secured PIK Debentures (the "PIK Debentures"), all of which obligations were incurred in November 1997. For the year ended December 31, 1997, interest expense is attributable to the $25.2 million principal amount of the Subordinated Debentures issued by the Company in February and March 1997 (the "Old Subordinated Debentures"), the Company's credit facilities outstanding during the year and the COI Notes and PIK Debentures issued in November 1997. The amortization of the costs payable on the Old Subordinated Debentures is reflected in bridge and financing charges for 1997.

     The income tax provision for the year ended December 31, 1998 was for $2.7 million on pretax income of $3.5 million, compared to a tax credit of $1.4 million on a loss before taxes of $5.1 million for the year ended December 31, 1997. The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to state income taxes and the nondeductibility of amortization expense associated with certain intangible assets.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Net sales of services of $216.5 million for the year ended December 31, 1997 were $160.6 million, or approximately 287% higher than net sales of services for the year ended December 31, 1996. The increase in 1997 net sales of services is attributable principally to the Company's completion of six acquisitions since the end of the first quarter of 1996.

     Cost of services for the year ended December 31, 1997 was 86.1% of net sales of services compared to cost of services of 85.2% for the year ended December 31, 1996. The 1997 cost of services increase of 0.9% is a result of the Company's business mix in 1997, which reflected the full year impact of acquisitions completed during 1996 as well as expansion in 1997 into more mature technical staffing sectors. These more mature technical staffing sectors historically generate gross margins substantially lower than telecommunications and information technology sectors, principally due to the nature of the related contracts and competition in this sector.

     Selling, general and administrative expenses as a percentage of revenue was 9.1% for the year ended December 31, 1997, compared to 9.4% for the year ended December 31, 1996. The decrease is principally attributable to the acquisitions completed during 1996 and 1997 which contributed increased net sales of services with lower incremental selling, general and administrative costs.

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

     For the year ended December 31, 1997, interest expense is attributable to the Old Subordinated Debentures, the Company's credit facilities outstanding during the year and the COI Notes and PIK Debentures issued in November 1997.

     Bridge and financing charges for the year ended December 31, 1997 are attributable principally to the amortization of bridge finance costs payable on the Old Subordinated Debentures issued by the Company in February and March 1997, the proceeds of which were used to partially fund the acquisition of Rhotech and for working capital purposes, and the write-off of deferred financing fees on a prior credit facility with Fleet National Bank, which was repaid in November 1997.

     Income tax reflects a credit for the year ended December 31, 1997 for $1.4 million on a loss before income taxes of $5.1 million, compared to a tax provision of $900,000 on pretax income of $2.3 million for the year ended December 31, 1996. This credit assumes that the Company will have taxable income in future periods. The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to state income taxes and the nondeductibility of amortization expense associated with certain intangible assets.

Financial Condition, Liquidity and Capital Resources

     The Company has historically paid its billable employees weekly for their services before receiving payment from its customers. Additionally, certain statutory payroll and related taxes as well as other fringe benefits are generally paid by the Company before the Company receives payment from its customers. Consequently, a significant portion of the Company's cost of services is normally paid by the Company prior to receiving payment from its customers. Increases in the Company's net sales of services, resulting from expansion of existing offices or establishment of new offices, will require the employment of additional cash resources.

     The debt service costs associated with the borrowings under the COI Notes and the Credit Facility have significantly increased liquidity requirements. The debt service costs associated with the PIK Debentures may be satisfied through the issuance of new notes. To date, the Company has chosen to issue new notes to pay these costs.

     Management of the Company believes that, based on the results of operations and anticipated growth, including growth through acquisitions, cash flow from operations and funds anticipated to be available under the Credit Facility will be sufficient to service the Company's indebtedness, to fund growth at anticipated levels and to meet anticipated working capital requirements for the foreseeable future. However, various factors, including those described or referenced under "Forward-Looking Statements" in Item 1 could prevent the Company from realizing these objectives.

     As of December 31, 1998, the Company had outstanding $23.2 million in principal amount of PIK Debentures bearing interest at a rate of 15%, $110.0 million in principal amount of COI Notes bearing interest at a rate of 12% and $45.4 million outstanding under the Credit Facility bearing interest at an average rate of 7.6% per annum. See Note 9 to the Company's consolidated financial statements for a summary of the terms of the PIK Debentures, the COI Notes and the Credit Facility.

     As of December 31, 1998, approximately $138.8 million, or 56.4%, of the Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions and will be amortized over a five to 40 year period, resulting in an annual charge of approximately $4.3 million. Various factors could impact the Company's ability to generate the earnings necessary to support this amortization schedule, including the factors described or referenced under "Forward-Looking Statements" in Item 1.

     The Company is obligated under various acquisition agreements to make earn-out payments to the sellers of acquired companies, subject to the acquired companies' meeting certain contractual requirements. The maximum amount of the remaining potential earn-out payments is $5.3 million in cash and $2.0 million in stock payable in the three-year period from 1999 to 2001. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

     During 1998, the Company's primary sources of funds to meet working capital needs were cash from operations and borrowings under the Credit Facility.

     Cash and cash equivalents decreased $1.9 million during the year ended December 31, 1998. Cash flows used in investing activities of $10.6 million were in excess of cash flows provided by operating activities of $4.5 million and cash flows provided by financing activities of $4.3 million. Cash flows used in investing activities were principally related to the purchase of Camelot Consulting Group, Inc. and certain affiliated companies and additions to fixed assets. Cash flows provided by financing activities were principally attributable to net borrowings under the Credit Facility.

Year 2000

     The Company has completed a review of its potential Year 2000 issues by examining all of its internal and third party applications, operating systems, interfaces and hardware. Independent of its Year 2000 compliance program, the Company initiated a major system conversion beginning in early 1998, based principally on industry-leading PeopleSoft(R) software, in order to improve access to business information through common, integrated computing systems nationwide. The Company's conversion to these new systems, which are expected to make the Company's IT systems fully Year 2000 compliant, is now approximately 85 percent complete and is expected to be completed during the second quarter of 1999.

     In assessing potential Year 2000 issues, the Company has established a Year 2000 committee, a compliance program and a budget. The committee has divided the Company's Year 2000 compliance program into four sections: (1) systems inventory and assessment, (2) systems testing evaluation and monitoring, (3) third party suppliers and (4) contingency planning. Systems inventory and assessment has been completed, and the remaining sections are expected to be completed by mid 1999. The Company expects that all of its IT systems and non-IT systems will be Year 2000 compliant prior to December 31, 1999. The Company estimates the total Year 2000 expenditures which will be incurred in the future will be less than $1.0 million. Not included in these costs are the costs of conversion to the new integrated computing systems, which was undertaken independently of its Year 2000 compliance initiative.

     As a part of its Year 2000 compliance program, the Company is in communication with its third-party vendors and service providers in order to assess their Year 2000 readiness and seek to ensure that they will be Year 2000 compliant. The Company is in the process of advising its vendors that it expects them to provide confirmation of their Year 2000 readiness during the second quarter of 1999. In the event the Company does not believe it has received reasonable assurance from its vendors as to Year 2000 compliance during the second quarter of 1999, the Company will seek to establish relationships with vendors that are Year 2000 compliant. With respect to the purchases of computer systems, or upgrades for existing computer systems, the Company's policy is to receive Year 2000 certification from the vendor prior to completing the purchase.

     The statements above which express the Company's belief that Year 2000 problems will not have a material adverse effect on the Company may be forward-looking statements. Although management believes that the Company has acted with appropriate diligence to address potential Year 2000 issues, no assurance can be given that Year 2000 issues will not materially affect its business or operations. Factors which could potentially cause the Company to suffer business interruptions or other losses include the failure of its Year 2000 project team to identify latent or other non-compliant codes or technologies, the failure of any of the customers, vendors, service suppliers or financial institutions with which the Company deals to address their own Year 2000 problems or the ineffectiveness of any contingency plans put in place by the Company to mitigate the effects of interruptions in its businesses due to Year 2000 problems.

Seasonality

     The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for services in the technical services sector has historically been lower during the year-end holidays through January of the following year, showing gradual improvement over the remainder of the year. Although less pronounced than in technical services, the demand for services in the telecommunications and IT sectors is typically lower during the first quarter until customers' operating budgets are finalized. The Company believes that the effects of seasonality will be less severe in the future if net sales of services contributed by the information technology, telecommunications and financial services sectors continue to increase as a percentage of the Company's consolidated net sales of services.

Other Matters

In June 1998, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not expect the statement to have a significant effect on its current financial reporting and disclosure requirements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The preponderance of the Company's borrowings are fixed rate obligations. During 1998, only approximately 15% of the Company's interest expense was attributable to variable rate loans, all of which were under the Credit Facility. Consequently, management does not believe that any adjustments to the rate under the Credit Facility are likely to have a material impact on its results of operations in the immediate future. The Company has not entered into any swap agreements or other hedging transactions as a means of limiting its exposure to interest rate fluctuations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and Schedules as listed on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this section will be included in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission on or before April 30, 1999 and is incorporated by reference herein.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this section will be included in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission on or before April 30, 1999 and is incorporated by reference herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this section will be included in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission on or before April 30, 1999 and is incorporated by reference herein.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this section will be included in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission on or before April 30, 1999 and is incorporated by reference herein.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements as listed on page F-1.
     2.  Financial Statement Schedules as listed on page F-1.
     3.  Exhibits as listed on page E-1.

(b)  Reports on Form 8-K.

     No current reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

                                   SIGNATURES


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COMFORCE Corporation


By:       /s/ John C. Fanning
         -----------------------------------------------------
         John C. Fanning, Chairman and Chief Executive Officer

Date: March 24, 1999


COMFORCE Operating, Inc.

By:       /s/ John C. Fanning
         -----------------------------------------------------
         John C. Fanning, Chairman and Chief Executive Officer

Date: March 24, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.


        SIGNATURE                         TITLE                      DATE
        ---------                         -----                      ----


/s/ John C. Fanning            Chairman, Chief Executive
---------------------------    Officer and Director
    John C. Fanning            (Principal Executive Officer)    March 24, 1999

/s/ Harry Maccarrone           Executive Vice President
---------------------------    and Director (Principal
    Harry Maccarrone           Accounting Officer)              March 24, 1999

/s/ Robert H.B. Baldwin, Jr.   Senior Vice President and
---------------------------    Chief Financial Officer
    Robert H.B. Baldwin, Jr.   (Principal Financial Officer)    March 24, 1999

/s/ Michael D. Madden          Vice Chairman and
---------------------------    Director                         March 24, 1999
    Michael D. Madden

/s/ Marc Werner                Director                         March 24, 1999
---------------------------
    Marc Werner

/s/ Gordon Robinett            Director                         March 24, 1999
---------------------------
    Gordon Robinett

/s/ Daniel Raynor              Director                         March 29, 1999
---------------------------
    Daniel Raynor

COMFORCE Corporation and Subsidiaries
Index to Financial Statements

                                                                                  Page(s)
Report of Independent Accountants                                                   F-2

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 1998 and 1997                    F-3

    Consolidated Statements of Operations for the years ended
      December 31, 1998, 1997 and 1996                                              F-4

    Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 1998, 1997 and 1996                                           F-5 - F-7

    Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996                                           F-8 - F-9

    Notes to Consolidated Financial Statements                                  F-10 - F-25

Schedule II Valuation and Qualifying Accounts                                      F-26

                        Report of Independent Accountants



To the Shareholders and Board of Directors of COMFORCE Corporation:

In our opinion, the consolidated financial statements listed in the index appearing on page F-1, presents fairly, in all material respects, the financial position of COMFORCE Corporation and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                        PricewaterhouseCoopers LLP


New York, New York
February 25, 1999

COMFORCE Corporation and Subsidiaries
Consolidated Balance Sheets
as of December 31, 1998 and 1997 (in thousands, except per share amounts)

                                                                                        1998         1997
                                     ASSETS:
Current assets:
    Cash and cash equivalents                                                        $   4,599    $   6,512
    Restricted cash                                                                                   1,036
    Accounts receivable, less allowance of $790 and $807 in
      1998 and 1997, respectively                                                       47,727       42,262
    Funding and service fees receivable, net                                            33,953       30,603
    Prepaid expenses and other current assets                                            3,342        4,929
    Deferred income taxes                                                                2,306        3,829
                                                                                     ---------    ---------
           Total current assets                                                         91,927       89,171

Property and equipment, net                                                              9,256        4,271
Intangible assets, net                                                                 138,847      135,516
Deferred financing costs                                                                 6,052        6,580
Other assets                                                                                            396
                                                                                     ---------    ---------
           Total assets                                                              $ 246,082    $ 235,934
                                                                                     =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Borrowings under revolving line of credit                                        $   4,000    $   5,038
    Accounts payable                                                                     4,296        2,513
    Accrued expenses                                                                    18,068       21,858
                                                                                     ---------    ---------
           Total current liabilities                                                    26,364       29,409
Long-term debt                                                                         174,579      166,000
Deferred income taxes                                                                      224
Other liabilities                                                                          581        1,123
                                                                                     ---------    ---------
           Total liabilities                                                           201,748      196,532
                                                                                     ---------    ---------

Commitments and contingencies

Stockholders' equity:
    Series F convertible  preferred  stock, $.01 par value; 10,000  shares authorized, 500 shares issued and outstanding in 1997, liquidation value
      of $1,000 per share ($500) in 1997                                                                  1
    Common stock, $.01 par value; 100,000,000 shares authorized, 16,129,322 shares issued and outstanding in 1998 and 15,344,247 shares issued and outstanding
      in 1997                                                                              161          153
    Additional paid-in capital                                                          47,464       43,323
    Accumulated deficit, since January 1, 1996 (Note 1)                                 (3,291)      (4,075)
                                                                                     ---------    ---------
           Total stockholders' equity                                                   44,334       39,402
                                                                                     ---------    ---------
           Total liabilities and stockholders' equity                                $ 246,082    $ 235,934
                                                                                     =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

COMFORCE Corporation and Subsidiaries
Consolidated Statements of Operations
for the years ended December 31, 1998, 1997 and 1996
(in thousands, except share and per share amounts)

                                                                1998         1997        1996
Revenue:
    Net sales of services                                   $ 459,022    $ 216,521    $  55,867
                                                            ---------    ---------    ---------

Costs and expenses:
    Cost of services                                          372,877      186,455       47,574
    Selling, general and administrative expenses               55,827       19,718        5,266
    Restructuring charge                                         (211)       1,600
    Depreciation and amortization                               5,605        1,883          614
                                                            ---------    ---------    ---------
           Total costs and expenses                           434,098      209,656       53,454
                                                            ---------    ---------    ---------
Operating income                                               24,924        6,865        2,413
                                                            ---------    ---------    ---------

Other income (expense):
    Bridge and financing charges                                            (7,672)
    Interest expense                                          (21,490)      (4,588)        (201)
    Other income (expense), net                                    35          344           40
                                                            ---------    ---------    ---------
                                                              (21,455)     (11,916)        (161)

Income (loss) before income taxes                               3,469       (5,051)       2,252
Provision (credit) for income taxes                             2,664       (1,351)         900
                                                            ---------    ---------    ---------
Net income (loss)                                                 805       (3,700)       1,352
                                                            ---------    ---------    ---------

Dividends on preferred stock                                       21          737          325
Accretive dividend on Series F preferred stock                                              665
                                                            ---------    ---------    ---------
           Income (loss) available to common stockholders   $     784    $  (4,437)   $     362
                                                            =========    =========    =========

Basic income (loss) per common share:
    Net income                                              $    0.05    $   (0.33)   $    0.12
    Accretive dividend on Series F preferred stock                                        (0.09)
                                                            ---------    ---------    ---------
           Basic net income (loss) per common share         $    0.05    $    (.33)   $     .03
                                                            =========    =========    =========

Average common shares outstanding, basic                       15,971       13,493       11,049
                                                            =========    =========    =========

Diluted income (loss) per common share:
    Net income                                              $    0.05    $    (.33)   $    0.10
    Accretive dividend on Series F preferred stock                                         (.07)
                                                            ---------    ---------    ---------
           Diluted net income (loss) per common share       $    0.05    $    (.33)   $    0.03
                                                            =========    =========    =========

Average common shares outstanding, diluted                     16,648       13,493       13,033
                                                            =========    =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

COMFORCE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996
 (in thousands, except share amounts)

                                                                                        Series E                Series D
                                                             Common Stock            Preferred Stock         Preferred Stock
                                                         Shares        Amount       Shares      Amount      Shares      Amount
                                                      -----------    ---------    ---------    --------    --------    -------
Balance at December 31, 1995                            9,309,198    $      92
Quasi-Reorganization as of January 1, 1996
Exercise of stock options                                   4,500            1
Exercise of stock warrants                                449,445            5
Issuance of Series E convertible preferred stock                                      8,871    $      1
Conversion of Series E preferred stock                    887,100            9       (8,871)         (1)
Issuance of Series D senior convertible
    preferred stock                                                                                           7,002    $     1
Issuance of Series F preferred stock
Common stock sold through private placement               810,000            8
SEC registration fees
Common stock issued as consideration for the
    purchase of Force Five                                 27,398            1
Common stock issued as consideration for the
     purchase of AZATAR                                   243,211            2
Common stock issued as consideration for the
    purchase of Continental                                36,800            1
Common stock issued to pay liabilities assumed
    by ARTRA                                              137,500            1
Liabilities assumed by ARTRA
Common stock issued to management for
    anti-dilution provision                               796,782            7
Net income
Dividends:
    Series E preferred stock
    Series D preferred stock
    Series F preferred stock
    Accretive dividend on Series F preferred stock
                                                       ----------    ---------    ---------    --------    --------    -------
Balance at December 31, 1996                           12,701,934    $     127         --          --         7,002    $     1
                                                       ==========    =========    =========    ========    ========    =======

                                                              Series F           Additional                             Total
                                                          Preferred Stock          Paid-in   Accumulated   Retained  Stockholders'
                                                         Shares        Amount      Capital     Deficit     Earnings     Equity
                                                      -----------    ---------   ----------  -----------   --------  ------------
Balance at December 31, 1995                                                      $  95,993   $ (93,847)              $  2,238
Quasi-Reorganization as of January 1, 1996                                          (93,847)     93,847
Exercise of stock options                                                                22                                 23
Exercise of stock warrants                                                            2,041                              2,046
Issuance of Series E convertible preferred stock                                      4,635                              4,636
Conversion of Series E preferred stock                                                   (8)
Issuance of Series D senior convertible
    preferred stock                                                                   6,415                              6,416
Issuance of Series F preferred stock                        3,250    $       1        2,957                              2,958
Common stock sold through private placement                                           6,362                              6,370
SEC registration fees                                                                  (300)                              (300)
Common stock issued as consideration for the
    purchase of Force Five                                                              499                                500
Common stock issued as consideration for the
     purchase of AZATAR                                                               4,118                              4,120
Common stock issued as consideration for the
    purchase of Continental                                                             574                                575
Common stock issued to pay liabilities assumed
    by ARTRA                                                                            275                                276
Liabilities assumed by ARTRA                                                          3,318                              3,318
Common stock issued to management for
    anti-dilution provision                                                             534                                541
Net income                                                                                                 $  1,352      1,352
Dividends:
    Series E preferred stock                                                                                    (18)       (18)
    Series D preferred stock                                                                                   (280)      (280)
    Series F preferred stock                                                                                    (27)       (27)
    Accretive dividend on Series F preferred stock                                      665                    (665)
                                                       ----------    ---------    ---------    --------    --------    -------
Balance at December 31, 1996                                3,250    $       1    $  34,253        --      $    362   $ 34,744
                                                       ==========    =========    =========    ========    ========    =======

The accompanying notes are an integral part of the consolidated financial statements.

COMFORCE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity, Continued for the years ended December 31, 1998, 1997 and 1996
(in thousands, except share data)



                                                                                                    Series D
                                                                     Common Stock                Preferred Stock
                                                                 Shares        Amount         Shares         Amount
                                                              -----------   -----------    -----------    -----------
Balance at December 31, 1996                                  12,701,934    $       127          7,002    $         1
Exercise of stock options                                        124,000              1
Exercise of stock warrants                                        80,000              1
Redemption of Series F preferred stock
Conversion of Series D preferred stock                           583,500              6         (7,002)            (1)
Issuance of common stock as inducement to
    effect Series D conversion                                    87,750              1
SEC registration fees
Issuance of warrants in connection with debt placement
Issuance of common stock in connection with
    payment right                                                385,591              4
Issuance of common stock as consideration for interest
    owed on debt                                                 118,145              1
Issuance of common shares in connection with the
    acquisition of Uniforce Services, Inc.                     1,585,208             16
Issuance of warrants in connection with the acquisition
    of Uniforce Services, Inc.
Redemption of common stock                                      (321,881)            (4)
Net loss
Dividends:
    Series D preferred stock
    Series F preferred stock
                                                              -----------   -----------    -----------    -----------
Balance at December 31, 1997                                  15,344,247    $       153           --             --
                                                              ===========   ===========    ===========    ===========

                                                                                                          Retained
                                                                       Series F            Additional      Earnings       Total
                                                                   Preferred Stock           Paid-in      Accumulated  Stockholders'
                                                                Shares         Amount        Capital       (Deficit)      Equity
                                                             -----------    -----------    -----------    -----------  -------------
Balance at December 31, 1996                                       3,250    $         1    $    34,253    $       362  $    34,744
Exercise of stock options                                                                          141                         142
Exercise of stock warrants                                                                         214                         215
Redemption of Series F preferred stock                            (2,750)                       (3,162)                     (3,162)
Conversion of Series D preferred stock                                                              (5)
Issuance of common stock as inducement to
    effect Series D conversion                                                                     492           (493)
SEC registration fees                                                                             (625)                       (625)
Issuance of warrants in connection with debt placement                                           1,511                       1,511
Issuance of common stock in connection with
    payment right                                                                                   (4)
Issuance of common stock as consideration for interest
    owed on debt                                                                                   632                         633
Issuance of common shares in connection with the
    acquisition of Uniforce Services, Inc.                                                      12,143                      12,159
Issuance of warrants in connection with the acquisition
    of Uniforce Services, Inc.                                                                     150                         150
Redemption of common stock                                                                      (2,417)                     (2,421)
Net loss
Dividends:                                                                                                     (3,700)      (3,700)
    Series D preferred stock                                                                                     (195)        (195)
    Series F preferred stock                                                                                      (49)         (49)
                                                             -----------    -----------    -----------    -----------  -----------
Balance at December 31, 1997                                         500    $         1    $    43,323    $    (4,075) $    39,402
                                                             ===========    ===========    ===========    ===========  ===========


The accompanying notes are an integral part of the consolidated financial statements.

COMFORCE Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity, Continued for the years ended December 31, 1998, 1997 and 1996
(in thousands, except share amounts)

                                                                                                   Series F
                                                                        Common Stock            Preferred Stock
                                                                    Shares        Amount       Shares      Amount
                                                                  ----------     --------     -------     --------
Balance at December 31, 1997                                      15,344,247     $    153         500     $      1
Exercise of stock options                                             80,500            1
Exercise of stock warrants                                           108,132            1
Conversion of Series F preferred stock                                57,143            1        (500)          (1)
SEC registration fees
Issuance of common stock in connection with the
    acquisition of Camelot                                           203,307            2
Issuance of common stock in connection with acqisitions              335,993            3
Tax benefit from exercise of stock options
Net income
Dividends:
    Series F preferred stock
                                                                  ----------     --------     -------     --------
Balance at December 31, 1998                                      16,129,322     $    161        --           --
                                                                  ==========     ========     =======     ========

                                                                                  Retained
                                                                  Additional      Earnings       Total
                                                                    Paid-in     Accumulated   Stockholders'
                                                                    Capital      (Deficit)       Equity
                                                                   --------      ---------      --------
Balance at December 31, 1997                                       $ 43,323      $ (4,075)      $ 39,402
Exercise of stock options                                               137                          138
Exercise of stock warrants                                              459                          460
Conversion of Series F preferred stock                                 (298)                        (298)
SEC registration fees                                                   (46)                         (46)
Issuance of common stock in connection with the
    acquisition of Camelot                                            1,498                        1,500
Issuance of common stock in connection with acqisitions               2,005                        2,008
Tax benefit from exercise of stock options                              386                          386
Net income                                                                            805            805
Dividends:
    Series F preferred stock                                                          (21)           (21)
                                                                   --------      --------       --------
Balance at December 31, 1998                                       $ 47,464      $ (3,291)      $ 44,334
                                                                   ========      ========       ========


The accompanying notes are an integral part of the consolidated financial statements.

COMFORCE Corporation and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended December 31, 1998, 1997 and 1996
(in thousands, except share amounts)

                                                                                      1998         1997         1996
Cash flows from operating activities:
Net income (loss)                                                                  $     805    $  (3,700)   $   1,352
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operations:
      Depreciation                                                                     1,255          482          139
      Amortization of intangible assets                                                4,326        1,401          475
      Amortization of deferred financing costs                                           836
      Allowance for doubtful accounts                                                    (17)         106          212
      Deferred income taxes                                                            1,747         (578)        (189)
      Issuance of notes in lieu of interest                                            3,162
    Changes in assets and  liabilities,  net of the effects of  acquisitions  of businesses:
        Accounts receivable                                                           (3,848)      (1,177)     (10,500)
        Prepaid expenses and other current assets                                       (746)         714          341
        Income taxes receivable                                                        2,896       (1,218)
        Other noncurrent assets                                                                     2,021       (1,183)
        Accounts payable and accrued expenses                                         (5,966)      (8,162)       3,637
        Other liabilities                                                                          (1,322)         (60)
                                                                                   ---------    ---------    ---------
             Net cash provided by (used in) operating activities                       4,450      (11,433)      (5,776)
                                                                                   ---------    ---------    ---------

Cash flows from investing activities:
Acquisitions, net of cash acquired                                                    (3,574)     (97,006)     (15,834)
Purchase of property and equipment                                                    (6,182)        (832)        (329)
Increase in receivable from officers                                                                              (373)
Payments of contingent consideration                                                  (1,912)
Decrease in restricted cash                                                            1,036       (1,036)
Other                                                                                                (636)
                                                                                   ---------    ---------    ---------
           Net cash used in investing activities                                     (10,632)     (99,510)     (16,536)
                                                                                   ---------    ---------    ---------

Cash flows from financing activities:
Payment of note payable                                                                                           (500)
Net decrease in short-term debt                                                                    (7,302)
Net borrowings (repayments) under line of credit agreements                            4,170       (4,790)       3,850
Proceeds from issuance of equity securities                                              639          983       22,149
Dividends paid                                                                           (21)        (244)        (228)
Proceeds from long-term borrowings                                                                130,000
Debt financing costs                                                                    (309)      (4,800)
Reduction of capital lease obligations                                                  (210)
                                                                                   ---------    ---------    ---------
           Net cash provided by financing activities                                   4,269      113,847       25,271
                                                                                   ---------    ---------    ---------

(Decrease) increase in cash and cash equivalents                                      (1,913)       2,904        2,959
Cash and cash equivalents, beginning of year                                           6,512        3,608          649
                                                                                   ---------    ---------    ---------
           Cash and cash equivalents, end of year                                  $   4,599    $   6,512    $   3,608
                                                                                   =========    =========    =========

Continued

COMFORCE Corporation and Subsidiaries
Consolidated Statements of Cash Flows, Continued for the years ended December 31, 1998, 1997 and 1996
(in thousands, except share amounts)

                                                                                      1998         1997        1996
Supplemental cash flow information:
  Cash paid during the year for:
      Interest                                                                     $  17,068    $   2,575    $     157
      Income taxes                                                                     1,585          347          934

    Details of acquisition (Note 3):
      Fair value of assets acquired                                                    9,071      185,175       21,029
      Liabilities assumed                                                             (3,855)     (70,700)
      Less stock issued                                                               (1,500)     (12,157)      (5,195)
                                                                                   ---------    ---------    ---------
        Cash paid                                                                      3,716      102,318       15,834
      Less cash acquired                                                                 142        5,312         --
                                                                                   ---------    ---------    ---------
        Net cash paid                                                              $   3,574    $  97,006    $  15,834
                                                                                   ---------    ---------    ---------

Supplemental schedule of significant noncash investing
  and financing activities:
      Quasi-reorganization                                                                                   $ (93,848)
      Common stock issued in connection with acquisitions                          $   3,508    $  12,159        5,195
      Tax benefit from exercise of stock options                                         386
      Accretive dividend on preferred stock                                                                        665
      Common stock issued to restructure and settle liabilities                                       636          550
      Amounts assumed by ARTRA                                                                                   3,594
      Issuance of short-term debt to redeem Series F
        Preferred Stock                                                                             3,162
      Dividends paid through issuance of common stock                                                 493
      Warrants issued in connection with debt and acquisitions                                      1,931
      Forgiveness of officer loans                                                                    352


The accompanying notes are an integral part of the consolidated financial statements.

COMFORCE Corporation and Subsidiaries
Notes to Consolidated Financial Statements


1.   Basis of Presentation:

     COMFORCE Corporation ("COMFORCE"), is a leading provider of staffing, outsourcing and consulting solutions primarily to Fortune 500 companies in the growing information technology ("IT"), telecommunications, technical, professional and financial market sectors. COMFORCE Operating, Inc.
     ("COI"), a wholly owned subsidiary of COMFORCE, was incorporated as a Delaware corporation in October 1997 for the purpose of facilitating certain of the Company's financing transactions in November 1997 (see Note
     9). Unless the context otherwise requires, the term "Company" refers to COMFORCE, COI and all of their direct and indirect subsidiaries.

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

     A portion of the Company's revenue is attributable to franchise operations. The Company included such revenues and related direct costs in its net sales of services and cost of services, respectively. The net distribution to the franchisee is based on a percentage of gross profit generated and is included in operating expenses. The licensee share in operating expenses for fiscal 1998 was approximately $6,950,000.

     Cash and Cash Equivalents

     The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash and cash equivalents. Cash equivalents consists primarily of money market funds.

     Restricted Cash

     At December 31, 1997, the Company had $1,036,000 of restricted cash which was utilized to collateralize a performance bond with the State of New York, which was redeemed during 1998.

     Property and Equipment

     Property and equipment are carried at cost. Depreciation is provided primarily on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the life of the lease or of the improvement. Maintenance and repairs are charged to expense as incurred and improvements that extend the useful life are capitalized. Upon retirement or sale, the cost and accumulated depreciation are removed from the respective accounts, and the gain or loss, if any, is reflected in earnings.

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

     Deferred Licensee Acquisition Costs

     In connection with the Uniforce acquisition (see Note 3), the Company acquired executed contracts for affiliations with existing supplemental staffing service companies. Such contracts required the payment of affiliation fees which are being amortized on a straight-line method over the minimum terms of the affiliation agreements which range from five to ten years. Amortization of deferred licensee acquisition costs was not significant in fiscal 1998 and 1997.

     Deferred Financing Costs

     Deferred financing costs consist of costs associated with the issuance of the Company's long-term debt (see Note 9). Such costs are being amortized on a straight-line basis over the life of each financing source, which ranges from 5 to 12 years.

     Newly Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which changes the way public companies report information about segments. This statement is effective for 1998 and is included in footnote 17.

     Effective January 1, 1998, the Company adopted AICPA Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires certain costs in connection with developing or obtaining internally used software to be capitalized that previously would have been expensed as incurred. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations, financial position, or cash flows.

     In June 1998, the FASB issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not expect the statement to have a significant effect on its current financial reporting and disclosure requirements.

     Reclassification

     Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3.   Acquisitions:

     During January 1998, COMFORCE Telecom, Inc., a wholly-owned subsidiary of the Company, purchased all of the issued and outstanding stock of Camelot Consulting Group Inc., Camelot Communications Group Inc., Camelot Control Group Inc. and Camelot Group Inc. (collectively, "Camelot,") for total consideration of approximately $3.7 million in cash and 203,307 shares of the Company's common stock. In addition, the Company issued contingent payment certificates under which it could be required to pay up to $3.25 million in cash over a three-year period. The acquisition has been accounted for under the purchase method and, accordingly, the results of operations are included in the financial statements from the date of acquisition. Camelot is in the business of selling and installing telecommunications equipment and of providing staffing services.

     On November 26, 1997, the Company completed the acquisition of Uniforce Services, Inc. and subsidiaries ("Uniforce"). The Company purchased Uniforce for $93,600,000 in cash and 1,585,208 of its common shares with a value of approximately $12,200,000. The acquisition has been accounted for under the purchase method and, accordingly, the results of operations are included in the financial statements from the date of acquisition. The cash portion of the purchase price paid at closing was principally funded through the Company's offering of 12% Senior Notes (see Note 9). Uniforce is a leading provider of staffing and consulting solutions for the information technology, professional and office support markets.

     On February 28, 1997, the Company purchased all of the stock of RHO Company, Inc. ("Rhotech") for $14,800,000 in cash, plus a contingent payout to be paid over three years based on future earnings of Rhotech, and payable in stock in an aggregate amount not to exceed $3,300,000. The maximum number of shares issuable under the contingent payout is 386,249 shares. Rhotech provides specialists primarily in the technical services and information technology sectors.

     In the year ended December 31, 1996, the Company completed the acquisitions of the following businesses which have been accounted for under the purchase method of accounting: Williams Communication Services, Inc. ("Williams"), Project Staffing Support Team, Inc., RRA, Inc. and Datatech Technical Services, Inc. (collectively "RRA"), Force Five, Inc. ("Force Five"), Azatar Computer Systems, Inc. ("Azatar"), and Continental Field Services Corporation and its affiliate, and Progressive Telecom, Inc. (collectively "Continental"). The aggregate purchase price of the acquisitions in the year ended December 31, 1996 was approximately $21,029,000, comprised of $15,834,000 in cash and approximately $5,195,000 in common stock of the Company. In addition, certain of the acquisitions contain contingent payout provisions based on the attainment of specified earnings. At December 31, 1998, maximum contingent payments in connection with all acquisitions approximate $5,300,000 in cash and approximately 248,000 shares of the Company's common stock.

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred on January 1, 1997 and does not purport to be an indication of what would have occurred had the acquisitions been made as of that date. In addition, they are not intended to be projections of future results and do not reflect any synergies that might be achieved from combined operations. No pro forma results are presented for 1998 as the Camelot acquisition was consummated at the beginning of the fiscal year.

                                                                        1997
                                                                    (Unaudited)

     Revenue                                                         $ 409,893
     Net loss                                                          (17,145)
                                                                     ---------
     Net loss per share (diluted)                                    $   (1.07)
                                                                     ---------

     The above pro forma data assume the issuance of Series F preferred stock, the borrowing under the revolving line of credit and the offering of Senior Notes to finance these transactions (see Note 9). Pro forma adjustments include an interest cost increase of $11,408,000 in 1997, additional goodwill amortization of $2,050,000 in 1997, and the related income tax effect.

4.   Restructuring Charges:

     The Company recorded a $1.6 million restructuring charge in the fourth quarter of 1997 related to merger and integration charges resulting from the acquisition of Uniforce. Most of the actions under these plans are completed and have resulted in lower costs than originally estimated. As a result of these developments, the Company recognized a restructuring credit of $211,000. As of December 31, 1998, the remaining restructuring charges liabilities are $635,000. The Company expects to have its restructuring program completed in 1999.

5.   Fixed Assets:

     Fixed assets consist of (in thousands):

                                                        Estimated
                                                       Useful Lives
                                                         in Years        1998        1997
Office equipment                                            3-8       $  9,193    $  3,446
Furniture, fixtures and vehicles                            3-7          1,633       1,324
Leasehold improvements                                      3-7            346         162
                                                                      --------    --------
                                                                        11,172       4,932
      Less, accumulated depreciation and amortization                   (1,916)       (661)
                                                                      --------    --------
                                                                      $  9,256    $  4,271
                                                                      --------    --------

     Depreciation expense was $1,255,000, $482,000 and $139,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

6.   Intangibles:

     Intangibles as of December 31, 1998 and 1997 consisted of (in thousands):



                                                         Estimated
                                                       Useful Lives
                                                         in Years        1998        1997
Goodwill                                                   20-40     $ 143,245   $ 135,828
Non-compete covenants                                        5             737         737
Other                                                        5           1,130         890
                                                                     ---------   ---------
                                                                       145,112     137,455
      Less, accumulated amortization                                    (6,265)     (1,939)
                                                                     ---------   ---------
                                                                     $ 138,847   $ 135,516
                                                                     ---------   ---------

     Amortization expense was $4,326,000, $1,401,000 and $475,000 in the years ended December 31, 1998, 1997 and 1996, respectively.

7.   Accrued Expenses and Other Current Liabilities:

     Accrued expenses and other current liabilities consist of the following (in thousands):

                                                           1998             1997

     Payroll and payroll taxes                          $ 9,023          $ 9,228
     Pension plan                                           546              306
     Vacation                                               836            1,471
     Professional fees                                      234              510
     Medical insurance                                      563              219
     Interest                                             1,733            1,902
     Restructuring                                          635            1,600
     Other                                                4,498            6,622
                                                        -------          -------
                                                        $18,068          $21,858
                                                        -------          -------

8.   Income Taxes:

     The provision (benefit) for income taxes as of December 31, 1998, 1997 and 1996 consists of (in thousands):

                                        1998             1997             1996
     Current:
       Federal                        $   621          $  (695)         $   867
       State                              296              (78)             222
     Deferred                           1,747             (578)            (189)
                                      -------          -------          -------
                                      $ 2,664          $(1,351)         $   900
                                      -------          -------          -------

     The difference between the statutory Federal income tax rate and the effective income tax rate is reconciled as follows:

                                                         1998      1997    1996
                                                          %         %       %
     Statutory Federal tax rate provision (benefit)      34.0     (34.0)   34.0
     State and local taxes, net of Federal benefit        3.8     (3.8)     5.0
     Change in deferred tax rates                                  2.3
     Effect of non-deductible items                      38.9      4.6      0.9
     Alternative minimum tax                                       0.9
     Other, individually less than 5%                              3.3
                                                         ----     ----     ----
                                                         76.7     (26.7)   39.9
                                                         ----     ----     ----

     The components of deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 (in thousands) are as follows:

                                                             1998          1997
     Deferred tax assets:
       Reserves and allowances                              $1,277        $1,417
       Accrued liabilities and other                         1,823           672
       Accrued severance                                       111           283
       Net operating loss                                                  1,474
       Fixed assets                                                          327
                                                            ------        ------
            Total deferred tax assets                        3,211         4,173
                                                            ------        ------
     Deferred tax liability:
       Intangibles                                             677           344
       Excess depreciation                                     452
                                                            ------        ------
            Total deferred tax liabilities                   1,129           344
                                                            ------        ------
            Net deferred tax asset                          $2,082        $3,829
                                                            ------        ------

     The net deferred income tax assets are reflected in the accompanying balance sheets as follows (in thousands):

                                                               1998        1997

     Net deferred income tax assets - current                 $2,306      $1,710
     Net deferred income tax assets - noncurrent                           2,119
                                                              ------      ------
            Total deferred tax assets                          2,306       3,829
                                                              ------      ------

     Net deferred income tax liability - noncurrent              224
                                                              ------      ------
                                                              $2,082      $3,829
                                                              ------      ------

     Management has determined that, based on the history of taxable earnings and its expectations for the future, taxable income will more likely than not be sufficient to fully realize deferred tax assets and, accordingly, has not reduced deferred tax assets by a valuation allowance.

     9. Debt:

     Notes payable and long-term debt at December 31, 1998 and 1997 (in thousands) consisted of the following:

                                                               1998       1997

12% Senior Notes, due 2007 (a)                               $110,000   $110,000
15% Senior Secured PIK Debentures, due 2009 (b)                23,162     20,000
Revolving  line of credit,  due November 26, 2002, with
  interest payable monthly at LIBOR plus up to 2.25%
  At December 31, 1998, the rate was 7.53% (c)                 45,417     41,038
                                                             --------   --------
                                                              178,579    171,038
    Less, current portion                                       4,000      5,038
                                                             --------   --------
       Total long-term debt                                  $174,579   $166,000
                                                             ========   ========


     (a) The 12% Senior Notes (the "Notes") are senior uncollateralized obligations of COI and rank equal in right of payment with all existing and future senior indebtedness of COI and senior in right of payment to all existing and future subordinated indebtedness of COI. The Notes provide for the payment of interest semi-annually at the rate of 12% per annum and mature on December 1, 2007.

          COI may redeem the Notes, in whole or in part, at any time on or after December 1, 2002 at a redemption price of 106% for the 12 months commencing December 1, 2002, declining annually to 100% at any time on or after December 1, 2005, together with accrued and unpaid interest to the date of redemption. In addition, at any time prior to December 1, 2000, COI may, subject to certain requirements, redeem up to 35% of the aggregate principal amount of the Notes with the cash proceeds received from one or more equity offerings at a redemption price equal to 112% of the principal amount to be redeemed, together with accrued and unpaid interest to the date of redemption, provided that at least 65% of the aggregate principal amount of the Notes issued through the date of redemption remains outstanding immediately after each such redemption.

          Upon the occurrence of certain specified events deemed to result in a change of control, COI will be required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest to the date of repurchase.

          Subject to certain qualifications and exceptions the indenture governing the Notes limits (i) the incurrence of additional indebtedness by COI and its subsidiaries, (ii) the payment of dividends on, and redemption of, capital stock of COI and the redemption of certain subordinated obligations of COI, (iii) investments, (iv) sales of assets and subsidiary stock, (v)
          transactions with affiliates, (vi) consolidations, mergers and transfers of all or substantially all the assets of COI, and (vii) distributions from subsidiaries.

     (b) The 15% Senior Debentures (the "Senior Debentures") constitute direct and unconditional senior obligations of the Company and are collateralized by a pledge by the Company of all of the issued and outstanding common stock of COI. The payment obligations of the Company under the Senior Debentures must at all times rank at least equal in priority of payment with all existing and future indebtedness of the Company. The Senior Debentures are structurally subordinated to all indebtedness of the Company's direct and indirect subsidiaries.

          The Senior Debentures bear interest at the rate of 15% per annum, subject to increases in certain circumstances, payable semi-annually, and mature on December 1, 2009. Prior to December 1, 2002, interest is payable in cash or in additional Senior Debentures paid in kind (PIK) on each interest payment date, at the option of the Company. Thereafter, interest is payable only in cash. During 1998, the Company issued $3,162,000 of additional Senior Debentures in lieu of interest.

          Subject to certain requirements, the Company may at any time redeem any or all of the Senior Debentures at the price of 107.5%.

          Upon the occurrence of certain specified events deemed to result in a change of control, COI will be required to make an offer to repurchase the Senior Debentures at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase.

          Subject  to  certain  qualifications  and  exceptions,  the  indenture governing the Senior Debentures limits (i) the incurrence of additional indebtedness by the Company and its subsidiaries, (ii) the payment of dividends on, and redemption of, capital stock of the Company and the redemption of certain subordinated obligations of the Company, (iii) investments, (iv) sales of assets and subsidiary stock,
          (v) transactions with affiliates, (vi) consolidations, mergers and transfers of all or substantially all the assets of the Company and
          (vii) distributions from subsidiaries.

     (c) The Company maintains a revolving credit facility (the "Credit Facility") providing for borrowings of up to $75 million based on a specified percentage of the Company's eligible accounts receivable. The Company has pledged substantially all of its assets as collateral for the Credit Facility.

          Borrowings under the credit facility bear interest, at the Company's option, at a rate based on a margin over either prime rate or LIBOR.

          The agreements evidencing the Credit Facility contain various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The scheduled maturity date of the Credit Facility is November 26, 2002.

     Required principal payments of debt are as follows (in thousands):

          2002                                                          $ 45,417
          Thereafter                                                     129,162
                                                                        --------
                                                                        $174,579
                                                                        --------

10.  Earnings Per Share:

     Basic earnings (loss) per common share is computed by dividing net earnings (losses) available for common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted earnings
     (loss) per share is computed assuming the conversion of stock options, warrants and contingent shares with a market value greater than the exercise price.

     The  following   represents  a   reconciliation   of  the   numerators  and
     denominators   of  the  basic  and  diluted   earnings   (loss)  per  share
     computations (in thousands):

                                                          1998       1997       1996
Numerator:
  Net income (loss)                                    $   805    $(3,700)   $ 1,352
  Preferred stock dividends                                (21)      (737)      (325)
  Accretive dividend on Series F preferred stock            --         --       (665)
                                                       -------    -------    -------

     Numerator for basic and diluted earnings (loss)
       per share - income (loss) available to common
       stockholders                                    $   784    $(4,437)   $   362
                                                       -------    -------    -------

                                                            1998     1997    1996
Denominator:
   Denominator for basic earnings (loss) per share -
     weighted-average shares                               15,971   13,493   11,049
                                                           ------   ------   ------
   Effect of dilutive securities:
     Employee stock options                                   280             1,180
     Contingent stock - acquisition                                              78
     Warrants                                                 397               726
                                                           ------   ------   ------
                                                              677       --    1,984
                                                           ------   ------   ------
   Dilutive potential common shares
     Denominator for diluted earnings (loss) per share -
       adjusted weighted-average shares and assumed
       conversions                                         16,648   13,493   13,033
                                                           ------   ------   ------

     Options and warrants to purchase 2,043,370, 4,826,818 and 583,477 shares of common stock were outstanding for the years ended 1998, 1997 and 1996, respectively, but were not included in the computation of diluted earnings
     (loss) per share because their effect would be anti-dilutive.

11.  Stock Options and Warrants:

     Long-Term Stock Investment Plan

          Effective December 16, 1993, the Company's Board of Directors approved the Long-Term Stock Investment Plan (the "1993 Plan"), which provided for the granting of options for the purchase of the Company's common stock to executives, key employees and non-employee consultants and agents of the Company and its subsidiaries. The 1993 Plan authorizes the awarding of Stock Options, Incentive Stock Options and Alternative Appreciation Rights. The 1993 Plan reserved 1,500,000 shares of the Company's common stock for grant on or before December 31, 2002. All options have generally been granted at a price equal to or greater than the fair market value of the Company's common stock at the date of grant. Generally, options are granted with a vesting period of up to 4 years and expire 10 years from the date of grant. In October 1996, the Stock Option Plan was amended to allow for the issuance of an additional 2,500,000 options under the plan for a total of 4,000,000 shares.

     A summary of stock option transactions for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                             December 31, 1998               December 31, 1997               December 31, 1996
                                       -----------------------------   -----------------------------   -----------------------------
                                                         Weighted                        Weighted                        Weighted
                                                          Average                         Average                         Average
                                                         Exercise                        Exercise                        Exercise
                                          Shares          Price           Shares           Price          Shares           Price

Outstanding, beginning of year          2,135,775    $1.125 to 18.50    2,091,525    $1.125 to 22.75    1,541,378     $1.125 to 6.75
    Granted                               580,700      5.50 to 12.90      184,750      5.88 to 10.00    1,120,275      6.75 to 27.00
    Exercised                             (95,500)    1.125 to 6.00      (124,000)        1.125           (4,500)           5.00
    Forfeited/expired                     (55,350)     6.00 to 18.50      (16,500)    7.625 to 9.00     (565,628)          1.125
                                       ----------    ---------------   ----------    ---------------   ----------    ---------------
Options outstanding, end of year        2,565,625    $1.125 to 18.50    2,135,775    $1.125 to 18.50    2,091,525    $1.125 to 22.75
                                       ----------    ---------------   ----------    ---------------   ----------    ---------------

Options exercisable, end of year        1,964,475                       1,896,293                       1,537,500
                                       ----------                      ----------                      ----------
Options available, for grant
    end of year                         1,051,859                       1,577,209                       1,745,559
                                       ----------                      ----------                      ----------

Weighted average fair value of
    options granted during the year    $     9.35                      $     4.13                      $     4.37
                                       ----------                      ----------                      ----------


     The weighted average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: no dividend yield; expected volatility of 46%; risk-free interest rate (ranging from 4.18% - 5.63%); and expected lives of approximately 3 years. Weighted averages are used because of varying assumed exercise dates.

     The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized. Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method in SFAS Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  1998       1997        1996
                                                     (in thousands, except
                                                      per share amounts)

Net income (loss) attributable to common
  shareholders as reported                      $    784   $ (4,437)   $    362
                                                --------   --------    --------
Pro forma income (loss)                              538     (5,053)     (1,898)
                                                --------   --------    --------
Basic earnings (loss) per share as reported          .05       (.33)        .03
                                                --------   --------    --------
Pro forma basic earnings (loss) per share            .03       (.37)       (.17)
                                                --------   --------    --------
Diluted earnings (loss) per share as reported        .05       (.33)        .03
                                                --------   --------    --------
Pro forma diluted earnings per share                 .03       (.37)       (.17)
                                                --------   --------    --------

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                   Weighted
                                   Average      Weighted                   Weighted
                                   Remaining    Average                     Average
Range of             Shares       Contractual   Exercise       Shares     Exercisable
Exercise Prices    Outstanding       Life        Price       Exercisable     Price
                                    (Years)
$1                    156,000            4         1.12       156,000         1.12
$5 - $7             1,731,500            7         6.77     1,604,500         6.77
$8 - $13              590,710            9         9.87       157,768         9.15
$14 - $17              20,815            8        15.18        10,408        15.18
$18 - $19              63,600            8        18.39        34,300        18.39
$22 - $27               3,000            8        27.00         1,500        27.00
                    ---------      -------       ------     ---------      -------
$1 - $27            2,565,625          7.3         7.52     1,964,476         6.77
                    ---------      -------       ------     ---------      -------

     Warrants

     At December 31, 1998 and 1997, the Company had outstanding warrants to purchase a total of 2,034,662 and 2,127,794 of common shares at prices ranging from $2.00 to $24.00 per share. These warrants expire at various dates through 2009.

13.  Litigation:

     In January 1997, Austin A. Iodice, who served as the Company's Chief Executive Officer, President and Vice Chairman while the Company was engaged in the jewelry business, and Anthony Giglio, who performed the functions of the Company's Chief Operating Officer while the Company was engaged in the jewelry business, filed separate suits against the Company in the Connecticut Superior Court alleging that the Company had breached the terms of management agreements entered into with them by failing to honor options to purchase common stock awarded to them in connection with the management of the Jewelry business under the terms of such management agreements and the Company's long-term stock investment plan. The suits allege that the plaintiffs are entitled to an unspecified amount of damages. The Company believes that the option to purchase 370,419 shares granted to Mr. Iodice (through Nitsua, Ltd., a corporation wholly-owned by him) and the option to purchase 185,210 shares granted to Mr. Giglio, each having an exercise price of $1.125 per share, expired in 1996, three months after Messrs. Giglio and Iodice ceased to be employed by the Company. Messrs. Giglio and Iodice maintain that they were agents and not employees of the Company and that the options continue to be exercisable. In October 1998, Messrs. Giglio and Iodice filed motions for partial summary judgment, which motions were denied by the court. The parties continue to be engaged in the discovery stage of the case.

     In a case filed in U.S. District Court, Central District of California, against Rhotech and Technical Staff Associates, Inc. ("TSA"), which was acquired by Rhotech in 1992, TSA's former insurance carrier has alleged that TSA and Rhotech are obligated to repay to it approximately $1,600,000 that it was required to pay in connection with an injury and death that occurred in November 1992 to a temporary employee of TSA. Rhotech has been granted summary judgment with respect to all claims made in the action, which was subsequently upheld on appeal.

     The Company is a party to routine contract and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business, results of operations or financial condition of the Company.

14.  Savings Incentive and Profit Sharing Plan:

     The Company participates in a savings incentive and profit sharing plan (the "Plan"). All eligible employees may make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of
     Section 401(k) of the Internal Revenue Code. No material contributions were made by the Company in 1998 and 1997.

     Certain employees who work for governmental agencies are required to be covered under a separate pension plan. During 1998 and 1997, the Company recorded approximately $1,649,000 and $1,332,000, respectively, of expense related to these benefits.

15.  Lease Commitments:

     The Company leases certain office space and equipment in its telecommunications and computer staffing service business. Rent expense for all operating leases in 1998, 1997 and 1996 approximated $2,286,000, $969,000 and $200,000, respectively.

     As of December 31, 1998, future minimum rent payments due under the terms of noncancelable operating leases excluding any amount that will be paid for operating costs are:



     Year ending                                                      Total
      December                                                    (in thousands)

     1999                                                            $ 2,621
     2000                                                              2,043
     2001                                                              1,714
     2002                                                              1,311
     2003                                                              1,164
     Thereafter                                                        1,517
                                                                     -------
                                                                     $10,370
                                                                     -------

16.  Concentration of Credit Risk:

     Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents and trade receivables.

     The Company maintains cash in bank accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. The Company believes it mitigates such risk by investing its cash through major financial institutions.

     At December 31, 1998 and 1997, the Company had one customer with accounts receivable balances that aggregated 5.4% and 7% of the Company's total accounts receivable, respectively. Percentages of total revenues from significant customers for the years ended December 31, 1998, December 31, 1997 and December 31, 1996 are summarized as follows:


                                 December 31,      December 31,     December 31,
                                     1998              1997             1996

     Customer 1                      10.1%             14.5%           19.0%
     Customer 2                          *             11.6%               *

     *Less than 10%.

17.  Industry Segment Information:

     COMFORCE has determined that its reportable segments can be distinguished principally by the types of services offered to the Company's clients.

     Revenues and profits in the Staff Augmentation segment are generated by providing temporary employees to client companies generally on a time-and-materials basis. Staff Augmentation services are offered through several divisions. Telecom provides telecommunications workers, primarily to telecommunications companies; Information Technologies provides programmers, systems consultants, software engineers and other IT workers to a broad range of companies which outsource portions of their IT requirements; and Staffing Services provides primarily technical workers, including engineers, scientists and laboratory workers, to a variety of corporations and laboratories.

     Revenues and profits in the Financial Services segment are generated through outsourcing and consulting services for client companies. Financial Services is composed of two distinct activities: the Pro Unlimited division provides confidential consulting and conversion services related to clients' employment of independent contractors, and typically involves providing non-recruited payrolling services to those clients. The Financial Services segment also includes outsourcing services to independent consulting and staffing companies, in which COMFORCE provides payroll funding services and back office support to those clients.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." COMFORCE evaluates the performance of its segments and allocates resources to them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses. Identifiable assets of the operating segments reflect primarily net accounts receivable associated with segment activities; all other identifiable assets are included as Corporate assets. The Company does not track expenditures for long-lived assets on a segment basis.

     The table below presents information on the revenues and operating contribution for each segment for the three years ended December 31, 1998, and items which reconcile segment operating contribution to COMFORCE's reported pre-tax income.

                                                   Year Ended December 31,
                                             -----------------------------------
                                               1998         1997         1996
                                                       (in thousands)
Net sales of services:
   Financial Services                        $  91,026    $   6,497
   Staff Augmentation                          367,996      210,024    $  55,867
                                             ---------    ---------    ---------
                                             $ 459,022    $ 216,521    $  55,867
                                             ---------    ---------    ---------

Operating contribution:
   Financial Services                        $  12,393    $     754
   Staff Augmentation                           32,374       14,319    $   4,255
                                             ---------    ---------    ---------
                                             $  44,767    $  15,073    $   4,255
                                             ---------    ---------    ---------

Consolidated expenses:
   Interest                                  $  21,455    $   4,244    $     161
   Bridge and financing charges                               7,672
   Restructuring charge                           (211)       1,600
   Depreciation and amortization                 5,605        1,883          614
   Corporate general and administrative         14,449        4,725        1,228
                                             ---------    ---------    ---------
                                             $  41,298    $  20,124    $   2,003
                                             ---------    ---------    ---------

   Income (loss) before income taxes         $   3,469    $  (5,051)   $   2,252
                                             ---------    ---------    ---------

Identifiable assets:
   Financial Services                        $  39,967    $  36,113
   Staff Augmentation                           41,714       36,752
   Corporate                                    19,502       20,973
                                             ---------    ---------
                                             $ 101,183    $  93,838
                                             ---------    ---------

COMFORCE Corporation and Subsidiaries
Schedule II Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996 (in thousands)


                                                                   (1)          (2)
                                                  Balance at    Charged to    Charged to                  Balance at
                                                  Beginning     Costs and       Other       Deductions      End of
 DESCRIPTION                                      of Period     Expenses      Accounts      (Describe)      Period
                                                  ----------    ----------    ----------    ----------    ----------
For the year ended December 31, 1998
  Deducted from assets to which they apply:
      Allowance for doubtful accounts             $    807      $    (17)     $     --      $     --      $     790
                                                  ---------     ---------     ---------     ---------     ---------
                                                  $    807      $    (17)     $     --      $     --      $     790
                                                  ---------     ---------     ---------     ---------     ---------
For the year ended December 31, 1997
  Deducted from assets to which they apply:
      Allowance for doubtful accounts             $    213      $     79      $     515     $     --      $     807
                                                  ---------     ---------     ---------     ---------     ---------
                                                  $    213      $     79      $     515     $     --      $     807
                                                  ---------     ---------     ---------     ---------     ---------
For the year ended December 31, 1996
  Deducted from assets to which they apply:4
      Allowance for doubtful accounts             $     --      $    213      $     --      $     --      $     213
                                                  --------      --------      ---------     ---------     ---------
                                                  $     --      $    213      $     --      $     --      $     213
                                                  --------      --------      ---------     ---------     ---------

                                  EXHIBIT INDEX


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

2.3 Registration Rights Agreement dated as of August 13, 1997 by and among the Company, John Fanning and Fanning Asset Partners, L.P., a Georgia limited partnership (included as an exhibit to Amendment No. 2 to the Registration Statement on Form S-4 of the Company filed with the Commission on October 24, 1997 and incorporated herein by reference).

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

3.4 Certificate of Ownership (Merger) of AZATAR into the Company (included as an exhibit to the Company's Current Report on Form 8-K dated November 8, 1996 and incorporated herein by reference).

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

10.1 Loan and Security Agreement dated as of November 26, 1997 among COMFORCE Corporation and specified subsidiaries thereof and Heller Financial, Inc., as lender and agent for other lenders (included as an exhibit to the Company's Current Report on Form 8-K dated December 9, 1997 and incorporated herein by reference).

10.2 Purchase Agreement, dated as of November 19, 1997, by and between COMFORCE Operating, Inc. and NatWest Capital Markets Limited, as Initial Purchaser (included as an exhibit to the Registration Statement on Form S-4 of the Company filed with the Commission on December 24, 1997 and incorporated herein by reference).

10.3 Purchase Agreement, dated as of November 19, 1997, by and between dated as of November 26, 1997, by and between the Company and NatWest Capital Markets Limited, as Initial Purchaser (included as an exhibit to the Registration Statement on Form S-4 of the Company filed with the Commission on December 24, 1997 and incorporated herein by reference).

10.4 Warrant Agreement dated November 26, 1997 by and between the Company and The Bank of New York, as Warrant Agent (included as an exhibit to the Registration Statement on Form S-4 of the Company filed with the Commission on December 24, 1997 and incorporated herein by reference).

10.5 Pledge Agreement dated November 26, 1997 by and between the Company and The Bank of New York, as Collateral Agent (included as an exhibit to the Registration Statement on Form S-4 of the Company filed with the Commission on December 24, 1997 and incorporated herein by reference).

10.6* Employment Agreement dated as of January 1, 1999 between the Company, COMFORCE Operating, Inc. and John C. Fanning.

10.7* Employment Agreement dated as of January 1, 1999 between the Company, COMFORCE Operating, Inc. and Harry Maccarrone.

21.1*    List of Subsidiaries.

23.1*    Consent of PricewaterhouseCoopers LLP

27.1*    Financial Data Schedule of COMFORCE Corporation.

27.2*    Financial Data Schedule of COMFORCE Operating, Inc.

--------------------------
* Filed herewith.