Form 10-Q
period 2000-09-30
COMFORCE CORP
filed 2000-11-16
CIK 6814

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____  to _____

                             Commission file number
                         COMFORCE Corporation:  1-6081
                      COMFORCE Operating, Inc.: 333-43341

                           COMFORCE Corporation and
                           COMFORCE Operating, Inc.
            (Exact name of registrant as specified in its charter)

                                     COMFORCE Corporation:           36-23262248
          Delaware                   COMFORCE Operating, Inc.:        11-3407855
--------------------------           -------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

   415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York  11797
------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:       (516) 437-3300
                                                   --------------------------
                                Not Applicable
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X           No ___
                                      --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at November 6, 2000
----------------------------                  -------------------------------
COMFORCE Corporation:
  Common stock, $.01 par value                       16,656,043 shares
COMFORCE Operating, Inc.:
  Common stock, $.01 par value     100 shares (all owned by COMFORCE Corporation

                           COMFORCE Corporation and
                           COMFORCE Operating, Inc.



                               INDEX

                                                                                         Page
                                                                                         Number
PART I     FINANCIAL INFORMATION.......................................................   3

Item 1.    Financial Statements........................................................   3

           Consolidated Balance Sheets at September 30, 2000 (unaudited)
             and December 31, 1999.....................................................   3

           Consolidated Statements of Operations for the three and nine
             months ended September 30, 2000 and 1999 (unaudited)......................   4

           Condensed Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2000 and 1999 (unaudited).............................   5

           Notes to Unaudited Consolidated Financial Statements........................   6

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............................  10

Item 3.    Quantitative and Qualitative Disclosure about Market Risk...................  14

PART II    OTHER INFORMATION...........................................................  14

Item 1.    Legal Proceedings...........................................................  14

Item 2.    Changes in Securities and Use of Proceeds (not applicable)..................  15

Item 3.    Defaults Upon Senior Securities (not applicable)............................  15

Item 4.    Submission of Matters to a Vote of Security Holders.........................  15

Item 5.    Other Information (not applicable)..........................................  15

Item 6.    Exhibits and Reports on Form 8-K............................................  15

SIGNATURES.............................................................................  16


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     COMFORCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (in thousands except share and per share amounts)

                                                                                       September 30,             December 31,
                                                                                           2000                      1999
                                                                                        (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                                                $  6,918                 $  7,818
  Accounts receivable, net                                                                   57,377                   45,872
  Funding and service fees receivable, net                                                   48,832                   35,962
  Prepaid expenses and other current assets                                                   4,126                    2,786
  Deferred income taxes, net                                                                  1,500                    1,554
                                                                                   ----------------        -----------------

       Total current assets                                                                 118,753                   93,992

Property and equipment, net                                                                  11,764                   11,490
Intangible assets, net                                                                      138,759                  139,010
Deferred financing costs, net                                                                 4,391                    5,218
                                                                                   ----------------        -----------------
       Total assets                                                                        $273,667                 $249,710
                                                                                   ================        =================
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Borrowings under revolving line of credit                                       $              --       $            4,000
  Accounts payable                                                                            2,811                    3,015
  Accrued expenses                                                                           32,605                   20,988
                                                                                   ----------------        -----------------

       Total current liabilities                                                             35,416                   28,003

Long-term debt                                                                              193,275                  178,346
Other liabilities                                                                                41                      198
                                                                                   ----------------        -----------------
       Total liabilities                                                                    228,732                  206,547
                                                                                   ----------------        -----------------


Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 100,000,000 shares authorized; 16,431,040 shares and 16,395,549 shares issued and outstanding at September 30, 2000
   and December 31, 1999, respectively                                                          164                      164
   Additional paid-in capital                                                                48,392                   48,328
  Accumulated deficit since January 1, 1996                                                  (3,621)                  (5,329)
                                                                                   ----------------        -----------------
       Total stockholders' equity                                                            44,935                   43,163
                                                                                   ----------------        -----------------
       Total liabilities and stockholders' equity                                           273,667                 $249,710
                                                                                   ================        =================

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands except per share amounts) (unaudited)


                                                                 Three Months Ended          Nine Months Ended
                                                              ------------------------    ------------------------
                                                                   September 30,               September 30,
                                                              ------------------------    ------------------------
                                                                 2000           1999          2000          1999
                                                              ----------     ---------    ----------     ---------
Revenue:
   Net sales of services                                       $120,441      $109,394      $345,004      $327,588
                                                             ----------     ---------    ----------     ---------
Costs and expenses:
   Cost of services                                              94,778        87,957       273,867       264,882
   Selling, general and administrative                           16,867        13,640        48,193        42,002
   Depreciation and amortization                                  1,858         1,632         5,494         5,037
                                                             ----------     ---------    ----------     ---------
       Total costs and expenses                                 113,503       103,229       327,554       311,921
                                                             ----------     ---------    ----------     ---------
Operating income                                                  6,938         6,165        17,450        15,667
                                                             ----------     ---------    ----------     ---------
Other income (expense):
   Interest expense                                              (5,897)       (5,537)      (17,380)      (16,294)
   Restricted covenant release                                    1,000             -         1,000             -
   Other income, net                                                205             2           239            14
                                                             ----------     ---------    ----------     ---------
                                                                 (4,692)       (5,535)      (16,141)      (16,280)
                                                             ----------     ---------    ----------     ---------
Income (loss) before income tax and extraordinary gain            2,246           630         1,309          (613)
Income tax provision                                              1,717           614         2,261           905
                                                             ----------     ---------    ----------     ---------
       Income (loss) before extraordinary gain                 $    529      $     16      $   (952)     $ (1,518)
                                                             ----------     ---------    ----------     ---------
Gain on early debt extinguishment, net of taxes                   2,660             -         2,660             -
                                                             ----------     ---------    ----------     ---------
       Net income (loss)                                       $  3,189      $     16      $  1,708      $ (1,518)
                                                             ----------     ---------    ----------     ---------
Basic income (loss) per common share:
  Net income (loss) before extraordinary gain                  $   0.03      $   0.00      $  (0.06)     $  (0.09)
  Extraordinary gain                                               0.16             -          0.16             -
                                                             ----------     ---------    ----------     ---------
  Net income (loss)                                            $   0.19      $   0.00      $   0.10      $  (0.09)
                                                             ==========     =========    ==========     =========
Diluted income (loss) per common share:
  Net income (loss) before extraordinary gain                  $   0.03      $   0.00      $  (0.06)     $  (0.09)
  Extraordinary gain                                               0.16             -          0.16             -
                                                             ----------     ---------    ----------     ---------
  Net income (loss)                                            $   0.19      $   0.00      $   0.10      $  (0.09)
                                                             ==========     =========    ==========     =========
Basic weighted average common shares outstanding                 16,431        16,395        16,429        16,287
                                                             ==========     =========    ==========     =========
Diluted weighted average common shares outstanding               16,453        16,406        16,429        16,287
                                                             ==========     =========    ==========     =========


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months ended September 30,
                                                                                   2000                            1999
                                                                                 -------                         -------

Net cash flows (used in) provided by operating activities                       $(9,041)                        $ 5,700
                                                                               --------                        --------
Cash flows from investing activities:
  Acquisition, net of cash acquired                                                (780)                              -
  Purchases of property and equipment                                            (2,372)                         (3,655)
  Payments of contingent consideration                                           (2,374)                         (2,689)
  Payments of deferred financing costs                                              (50)                              -
                                                                               --------                        --------
           Net cash flows used in investing activities                           (5,576)                         (6,344)
                                                                               --------                        --------

Cash flows from financing activities:
   Net borrowings under long-term line of credit
    agreement                                                                    18,921                           1,130
   Repurchase of senior notes                                                    (5,080)                              -
   Reduction of capital lease obligation                                           (163)                           (174)
   Proceeds from exercise of stock options                                           39                               -
                                                                               --------                        --------
           Net cash flows provided by financing
              Activities                                                         13,717                             956
                                                                               --------                        --------

  (Decrease) increase in cash and cash equivalents                                 (900)                            312
  Cash and cash equivalents, beginning of period                                  7,818                           4,599
                                                                               --------                        --------
           Cash and cash equivalents, end of period                             $ 6,918                         $ 4,911
                                                                               ========                        ========


Supplemental cash flow information:
Cash paid during the period for:
   Interest paid                                                                $ 9,892                         $10,591
   Income taxes paid                                                              1,439                             607

Non-cash investing and financing activities:
   Common stock issued in connection with acquisitions                                -                             867
   Issuance of senior secured PIK Debentures in lieu of
     interest payments                                                            2,008                           1,736


The accompanying notes are an integral part of the unaudited consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

     The accompanying unaudited interim consolidated financial statements of COMFORCE Corporation, COMFORCE Operating, Inc. ("COI") and their subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the entire year.

2.  ACQUISITION

     On February 7, 2000, the Company purchased, through its Uniforce Staffing Services, Inc. subsidiary, all of the issued and outstanding stock of Gerri G., Inc. for total consideration of $800,000 in cash. In addition, the Company agreed to contingent payments under which it would pay a minimum of $200,000 and a maximum of $600,000 in cash over a two-year period, provided certain contingencies are satisfied. Gerri G. is in the business of providing staffing, permanent placement and training services. This transaction is not material to the Company. Pro forma results have not been provided as their effect is not material to the financial statements of the Company.

3.  DEBT

     Long-term debt at September 30, 2000 and December 31, 1999 consisted of the following (in thousands):



                                                                                 September 30,              December 31,
                                                                                     2000                       1999
                                                                                 -------------              -----------

12% Senior Notes, due 2007                                                          $100,000                  $110,000

15% Senior Secured PIK Debentures, due 2009                                           28,774                    26,766

Revolving line of credit, due November 26, 2002, monthly at LIBOR plus
 up to 2.5%.  At September 30, 2000, the average rate was 9.1%.                       64,501                    45,580
                                                                                 -----------                ----------
                                                                                     193,275                   182,346
  Less, current portion                                                                    -                     4,000
                                                                                 -----------                ----------
       Total long-term debt                                                         $193,275                  $178,346
                                                                                 ===========                ==========


     The debt service costs associated with the 15% Senior Secured PIK Debentures due 2009 ("PIK Debentures") may be satisfied through the issuance of new notes. For the nine months ended September 30, 2000, the Company issued $2,008,000 of additional PIK Debentures in lieu of interest.

     During the third quarter, the Company repurchased $10.0 million face value of COI's 12% Senior Notes due 2007 (the "COI Notes") for a purchase price of $5.1 million. The extraordinary gain that was realized by these repurchases was $2.7 million, which includes the reduction of $200,000 of deferred financing costs associated with the repurchases net of tax expense of $2.0 million.

4.  EQUITY

     During the first nine months of 2000, options were exercised to purchase 35,000 shares of common stock at an exercise price of $1.13 per share.

5.  EARNINGS PER SHARE

     Basic income (loss) per common share is computed by dividing net income
(loss) available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted income (loss) per share for the three-month and nine-month periods ended September 30, 2000 and 1999 (in thousands):

                                                         Three Months Ended                     Nine Months Ended
                                                            September 30                          September 30
                                                  -------------------------------------------------------------------
                                                      2000               1999               2000               1999
                                                  -------------------------------------------------------------------
Numerator:
  Income (loss) before extraordinary
   gain                                              $   529            $    16            $  (952)           $(1,518)

  Gain on early debt extinguishment,
          net of taxes                                 2,660                  -              2,660                  -
                                                  --------------------------------------------------------------------

  Net income (loss)                                  $ 3,189            $    16            $ 1,708            $(1,518)
                                                  ===================================================================
Denominator:
  Weighted-average shares                             16,431             16,395             16,429             16,287

Effect of dilutive securities:
  Warrants and Employee stock options                     22                 11                  -                  -
                                                  -------------------------------------------------------------------

Denominator for diluted income (loss)
 per share - adjusted weighted average
 shares and assumed conversions                       16,453             16,406             16,429             16,287
                                                  ===================================================================


     Outstanding options and warrants to purchase shares of common stock, representing approximately 4,500,000 shares of common stock on September 30, 2000, were not included in the computations of diluted loss per share for the nine months ended September 30, 2000 because their effect would be anti-dilutive.

6.  STOCK OPTIONS:

     At the Company's annual meeting of stockholders held on June 13, 2000, the Company's stockholders approved an amendment to the Company's Long-Term Stock Investment Plan increasing the number of shares of common stock that may be issued under the plan from 4,000,000 to 5,000,000.

     During the first nine months of 2000, the Company granted options to purchase in aggregate of 662,000 shares of the Company's common stock at an exercise price of $2.00 per share, and 40,000 at an exercise price of $1.75 per share, which was equal to or greater than the fair market value on the date of grant. Substantially all of the options were granted to 27 officers and employees of the Company. These options, which were granted under the Company's Long-Term Stock Investment Plan, will vest in equal increments on each of the next two anniversaries of the date of grant.

7.  INDUSTRY SEGMENT INFORMATION:

     The Company has determined that its reportable segments can be distinguished principally by the types of services offered to the Company's clients.

     Revenues and profits in the Staff Augmentation segment are generated by providing temporary employees to client companies generally on a time-and-materials basis. Staff Augmentation services are offered through several sectors. Telecom provides telecommunications workers, primarily to telecommunications companies; Information Technologies provides programmers, systems consultants, software engineers and other IT workers to a broad range of companies which outsource portions of their IT requirements; and Staffing Services provides primarily technical workers, including engineers, scientists and laboratory workers, to a variety of corporations and laboratories.

     Revenues and profits in the Financial Services segment are generated through outsourcing and consulting services for client companies. Financial Services is composed of two distinct activities. The PrO Unlimited division provides confidential consulting and conversion services related to clients' employment of independent contractors, and typically involves providing non-recruited payrolling services to those clients. The Financial Services segment also includes outsourcing services to independent consulting and staffing companies, in which the Company provides payroll funding services and back office support to those clients.

     The accounting policies of the segments are the same as those described in
Note 2 to the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company evaluates the performance of its segments and allocates resources to them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses. Assets of the operating segments reflect primarily net accounts receivable associated with segment activities; all other assets are included as corporate assets. The Company does not track expenditures for long-lived assets on a segment basis.

     The table below presents information on the revenues and operating contribution for each segment for the three and nine months ended September 30, 2000 and 1999, and items that reconcile segment operating contribution to the Company's reported pre-tax income (loss) (in thousands).


                                                       Three Months Ended                        Nine Months Ended
                                                       ------------------                        -----------------
                                                          September 30,                            September 30,
                                                          ------------                             -------------
                                                   2000                1999                  2000                  1999
                                                   ----                ----                  ----                  ----

Net sales of services:
  Financial Services                             $ 36,852             $ 30,300             $104,627              $ 82,381
  Staff Augmentation                               83,589               79,094              240,377               245,207
                                               ----------           ----------           ----------             ---------
                                                 $120,441             $109,394             $345,004              $327,588

Operating contribution:
  Financial Services                             $  3,365             $  3,794            $ 10,570               $ 10,146
  Staff Augmentation                                9,463                7,599              24,907                 22,191
                                               ----------           ----------          ----------              ---------
                                                   12,828               11,393              35,477                 32,337
                                               ----------           ----------          ----------              ---------
Consolidated expenses:
  Other income/expense, net                         4,692                5,535              16,141                 16,280
  Depreciation and amortization                     1,858                1,632               5,494                  5,037
  Corporate general and administrative              4,032                3,596              12,533                 11,633
                                               ----------           ----------          ----------              ---------
                                                   10,582               10,763              34,168                 32,950
                                               ----------           ----------          ----------              ---------

Income (loss) before income taxes and
 extraordinary gain                              $  2,246             $    630            $  1,309               $   (613)
                                               ==========           ==========          ==========              =========


                                                     At September 30, 2000                        At December 31, 1999
                                                     ---------------------                        --------------------
Total Assets:
  Financial Services                                                  $ 65,851                                   $ 42,812
  Staff Augmentation                                                    40,358                                     39,022
  Corporate                                                            167,458                                    167,876
                                               -------------------------------          ---------------------------------
                                                                      $273,667                                   $249,710
                                               ===============================          =================================

8.  COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components with the same prominence as other items in annual consolidated financial statements. The Company has no elements of comprehensive income other than net income (loss); therefore, comprehensive income (loss) equals reported net income (loss).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion set forth below supplements the information found in the unaudited consolidated financial statements and related notes of COMFORCE Corporation, COMFORCE Operating, Inc. ("COI") and their subsidiaries (collectively, the "Company").

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

     The Company operates in two business segments -- Staff Augmentation and Financial Services. The Staff Augmentation segment provides Information Technologies (IT), Telecom and Staffing services. The Financial Services segment provides outsourcing and consulting services. For a detailed discussion of the Company's business, see Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     In February 2000, the Company completed the acquisition of Gerri G. Inc., a Staten Island based provider of staffing, permanent placement and training services. In 1999, Gerri G. generated sales of approximately $4.8 million.

Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Net sales of services for the three months ended September 30, 2000 were $120.4 million, an increase of 10.1% from net sales of services for the three months ended September 30, 1999 of $109.4 million. The increase in 2000 net sales of services is principally attributable to higher sales to the Company's Financial Services customers, substantially in PrO Unlimited, and to Telecom customers, and the contribution of sales by Gerri G. since its acquisition in February 2000, partially offset by a decrease in sales to Staff Augmentation customers in the technical sector.

     Cost of services for the three months ended September 30, 2000 was 78.7% of net sales of services as compared to cost of services of 80.4% for the three months ended September 30, 1999. The cost of services decrease as a percentage of net sales for the third quarter of 2000 is a result of the continued strategies undertaken by management to increase margins throughout the Company, as well as increases in permanent placement fees.

     Selling, general and administrative expenses as a percentage of net sales of services were 14.0% for the three months ended September 30, 2000, compared to 12.5% for the three months ended September 30, 1999. This increase resulted principally from higher payroll and recruiting costs with respect to non-billable staff and investments to expand PrO Unlimited's infrastructure.

     Operating income for the three months ended September 30, 2000 was $6.9 million as compared to operating income of $6.2 million for the three months ended September 30, 1999. This 12.5% increase in operating income for the third quarter of 2000 resulted from an increase in gross margin, partially offset by higher selling, general and administrative expenses discussed above and an increase in depreciation and amortization.

     The Company's interest expense for the third quarter of 2000 and 1999 is attributable to the interest on the Company's credit facility with Heller Financial, Inc. (the "Credit Facility"), COI's 12% Senior Notes due 2007 (the "COI Notes") and the Company's 15% Senior Secured PIK Debentures due 2009 (the "PIK Debentures"), which obligations were incurred in 1997, principally in connection with the funding of business acquisitions. During the third quarter, the Company repurchased $10.0 million face value of COI's Notes for a purchase price of $5.1 million. The extraordinary gain that was realized by these repurchases was $2.7 million, which includes the reduction of $200,000 of deferred financing costs associated with the repurchases net of tax expense of $2.0 million. See "Financial Condition, Liquidity and Capital Resources" in this Item 2.

     The restricted covenant release of $1.0 million during the third quarter of 2000 represents a payment made by certain former officers of the Company to release them from certain restrictive agreements and non-competition covenants. Also, during the current period, the Company sold certain long lived assets which resulted in a gain of $185,000 which is included in other income.

     The income tax provision for the three months ended September 30, 2000 was $1.7 million on income before taxes and extraordinary gain of $2.2 million, compared to an income tax provision of $614,000 on income before taxes of $630,000 for the three months ended September 30, 1999. The Company provides for income taxes, based upon the estimated effective tax rate (on a year to date basis). The difference between the federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of amortization expense associated with certain intangible assets, the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Net sales of services for the nine months ended September 30, 2000 were $345.0 million, an increase of 5.3% from net sales of services for the nine months ended September 30, 1999 of $327.6 million. The increase in 2000 net sales of services is principally attributable to higher sales to the Company's Financial Services customers, substantially in PrO Unlimited, and to Telecom customers, and the contribution of sales by Gerri G. since its acquisition in February 2000, partially offset by a decrease in sales to Staff Augmentation customers in the technical and information technologies sectors.

     Cost of services for the nine months ended September 30, 2000 was 79.4% of net sales of services as compared to cost of services of 80.9% for the nine months ended September 30, 1999. The cost of services decrease as a percentage of net sales for the first nine months of 2000 is a result of the continued strategies undertaken by management to increase margins throughout the Company, as well as increases in permanent placement fees.

     Selling, general and administrative expenses as a percentage of net sales of services were 14.0% for the nine months ended September 30, 2000, compared to 12.8% for the nine months ended September 30, 1999. This increase resulted principally from higher payroll and recruiting costs with respect to non-billable staff, the establishment of new offices and investments to expand PrO Unlimited's infrastructure.

     Operating income for the nine months ended September 30, 2000 was $17.5 million as compared to operating income of $15.7 million for the nine months ended September 30, 1999. This 11.4% increase in operating income for the first nine months of 2000 resulted from an increase in gross margin, offset by higher selling, general and administrative expenses discussed above and an increase in depreciation and amortization.

     The Company's interest expense for the first nine months of 2000 and 1999 is attributable to the interest on the Credit Facility, the COI Notes and the PIK Debentures, which obligations were incurred in 1997, principally in connection with the funding of business acquisitions. During the third quarter, the Company repurchased $10.0 million face value of COI's Notes for a purchase price of $5.1 million. The extraordinary gain that was realized by these repurchases was $2.7 million, which includes the reduction of $200,000 of deferred financing costs associated with the repurchases net of tax expense of $2.0 million. See "Financial Condition, Liquidity and Capital Resources" in this Item 2.

     The restricted covenant release of $1.0 million for the nine months ended September 30, 2000 represents a payment made by certain former officers of the Company to release them from certain restrictive agreements and non-competition covenants. Also, during the current period, the Company sold certain long lived assets which resulted in a gain of $185,000 of other income.

     The income tax provision for the nine months ended September 30, 2000 was $2.3 million on income before taxes and extraordinary gain of $1.3 million, compared to an income tax provision for the nine months ended September 30, 1999 was $905,000 on a loss before taxes of $613,000. The Company provides for income taxes, based upon the estimated effective tax rate (on a year to date basis). The difference between the federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of amortization expense associated with certain intangible assets, the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes.

Financial Condition, Liquidity and Capital Resources

     The Company pays its billable employees weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company's markup. These bills are typically paid within 45 days. Increases in the Company's net sales of services, resulting from expansion of existing offices or establishment of new offices, will require additional cash resources.

     During the nine months ended September 30, 2000, the Company's primary sources of funds to meet working capital needs were from borrowings under the Credit Facility. Cash and cash equivalents decreased $900,000 during the nine months ended September 30, 2000. Cash flows provided by financing activities of $13.7 million were exceeded by cash flows used in operating activities of $9.0 million and cash flows used in investing activities of $5.6 million. The increase in cash flows used in operations over the same period in the prior year is primarily attributable to the need to fund growth in accounts receivable.

     As of September 30, 2000, the Company had outstanding $64.5 million in principal amount under its Credit Facility bearing interest at an average rate of 9.1% per annum. In addition, as of September 30, 2000, the Company had outstanding $28.8 million in principal amount of PIK Debentures bearing interest at a rate of 15%, and $100.0 million in principal amount of COI Notes bearing interest at a rate of 12%. The debt service costs associated with the PIK Debentures may be satisfied through the issuance of new notes. To date, the Company has chosen to issue new PIK Debentures to pay these costs. In the third quarter of 2000, the Company repurchased $10.0 million principal amount of COI Notes for a purchase price of $5.1 million, principally from funds made available for this purpose through an amendment of the Credit Facility entered into in the third quarter of 2000.

     Limitations on additional availability under the Credit Facility (due to both the terms of the Credit Facility as in effect as well as restrictions therefor under the Indentures under which the COI Notes and PIK Debentures were issued (the "Indentures")) have negatively impacted the Company's ability to fully pursue various business opportunities and to respond flexibly to changing market conditions during recent periods. In addition, recent growth in the Company's PrO Unlimited and Telecom businesses that require additional cash resources to fund customers' payrolls and for other purposes, coupled with the Company's recent use of funds to repurchase COI

Notes on favorable terms, have resulted in higher levels of borrowing under the Credit Facility and, thus, further reduced the Company's borrowing availability thereunder. Borrowings at November 1, 2000 were $61.5 million and are expected to increase to near the $75 million limit under the Credit Facility when the Company is required to make its next semi-annual interest payment on the COI Notes of $6.0 million on December 1, 2000. Management is currently seeking to increase its borrowing availability so that it has sufficient borrowing capacity to meet growth objectives for the foreseeable future. However, no assurance can be given that the Company will be successful in negotiating loan terms acceptable to it.

     During the fourth quarter of 2000, the Company solicited and received approval from the holders of the COI Notes to authorize amendments of the Indentures designed to address certain of the Company's debt strategies, including permitting the Company to increase the indebtedness under the Credit Facility and through securitization vehicles to the greater of (i) $75 million at any time outstanding, less the aggregate amount thereof repaid with the net proceeds of asset dispositions, or (ii) 90% of eligible accounts receivable outstanding at any time.

     The Company has also taken steps and is contemplating additional strategies to reduce its higher interest rate debt. These strategies may include, but are not limited to, repurchasing additional COI Notes through public market purchases or privately negotiated transactions, exchanging COI Notes or PIK Debentures for equity or convertible securities, and selling assets. In this connection, the Company is seeking authority to use loan proceeds to repurchase COI Notes and PIK Debentures to the extent that it has the opportunity to do so through public market purchases or privately negotiated transactions on advantageous terms. In the event the Company elects to pursue and is successful with one or more of these strategies, the Company may incur additional tax liabilities.

     As of September 30, 2000, approximately $139.0 million, or 50.7%, of the Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions. Intangible assets will be amortized over a 5 to 40 year period, resulting in an annual non-cash charge of approximately $4.5 million.

     The Company is obligated under various acquisition agreements to make earn-out payments to the sellers of acquired companies, subject to the acquired companies having met certain contractual requirements. During the nine months ended September 30, 2000, contingent payments in connection with these acquisitions were approximately $2.4 million in cash. The maximum amount of the remaining potential earn-out payments is approximately $900,000 in cash payable through December 31, 2002. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

Seasonality

     The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for Technical Staffing services has historically been lower during the year-end holidays through January of the following year, showing gradual improvement over the remainder of the year. Although less pronounced than in technical services, the demand for Telecom and IT services is typically lower during the first quarter until customers' operating budgets are finalized. The Company believes that the effects of seasonality will be less severe in the future if sales to IT, Telecom and Financial Services customers continue to increase as a percentage of the Company's consolidated net sales of services.

Other Matters

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The FASB issued SFAS No. 137 in June 1999 to delay the effective date of SFAS 133 to the first quarter of the fiscal year beginning after June 15, 2000 (January 1, 2001 for the Company).
The Company does not expect the adoption of SFAS 133, as amended by SFAS 137 and SFAS 138, to have a significant effect on the Company's results of operations or its financial position.

Forward Looking Statements

     Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to, heightened competition for customers as well as for contingent personnel which could potentially require the Company to reduce its current fee scales without being able to reduce the personnel costs of its billable employees; due to the Company's significant leverage, its greater vulnerability to economic downturns and its diminished ability to obtain additional financing for working capital, capital expenditures, debt service requirements or for other purposes; and if the Company is unable to sustain the cash flow necessary to support the significant amortization charges related to goodwill for its acquired businesses, it could be required to write-off the impaired assets, which could have a material adverse impact on its financial condition and results of operations. Additional important factors that could cause the Company to be unable to realize its plans and objectives are described under "Risk Factors" in the Registration Statement on Form S-3 of the Company filed with the Securities and Exchange Commission on July 2, 1999 (Registration No. 333-82201). The disclosure under "Risk Factors" in the Registration Statement may be accessed through the Web site maintained by the Securities and Exchange Commission at "www.sec.gov." In addition, the Company will provide, without charge, a copy of such "Risk Factors" disclosure to each stockholder of the Company who requests such information. Requests for copies should be directed to the attention of Linda Annicelli, Vice President of Administration at COMFORCE Corporation, 415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York 11797, telephone 516-437-3300.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
There has been no material change in the disclosure regarding market risk.




                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

     Plaintiffs allege that they are entitled to an unspecified amount of damages based upon the difference between the exercise price and highest market price of the Company's Common Stock following the date of the purported exercise of all options (which date has not been stipulated), plus costs and expenses.
They also claim entitlement to treble these damages under Connecticut law.   The
plaintiffs have filed offers of judgment with the court for $6.0 million in the aggregate, but such offers would not limit the amount of any judgment that could be rendered in the case. The Company denies that it is liable to the plaintiffs.

     The parties attended a non-binding mediation conference in February 2000 but were unable to resolve their dispute. Settlement discussions since that time have been unsuccessful. The Company is preparing for trial, which has been scheduled to commence not earlier than the last week of November 2000, and intends to defend itself vigorously at trial.

     The Company is a party to routine contract and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, employee benefit liability insurance, fidelity insurance and directors' and officers' liability insurance. The Company is generally self-insured with respect to workers' compensation, but maintains umbrella workers' compensation coverage to limit its maximum exposure to such claims.

Item 2.  Changes in Securities and Use of Proceeds.

  Not applicable.

Item 3.  Defaults Upon Senior Securities.

  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

  Not applicable.

Item 5.  Other Information.

  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

  (a)  Exhibits.

       27.1 Financial Data Schedule of COMFORCE Corporation and COMFORCE Operating, Inc.

  (b)  Reports on Form 8-K.

       None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


COMFORCE Corporation


By:   /s/ Harry Maccarrone
     --------------------------------------------
     Harry Maccarrone, Executive Vice President
     and Chief Financial Officer

Date: November 13, 2000


COMFORCE Operating, Inc.

By:   /s/ Harry Maccarrone
     --------------------------------------------
     Harry Maccarrone, Executive Vice President
     and Chief Financial Officer

Date: November 13, 2000