Form 10-K
period 2000-12-31
COMFORCE CORP
filed 2001-03-27
CIK 6814

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2000
                                      OR
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from_________ to


                                                   Commission file number 1-6081


                             COMFORCE CORPORATION
            (Exact name of registrant as specified in its charter)

           Delaware                                     36-23262248
------------------------------------         ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York                11797
--------------------------------------------------------------------------------
      (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (516) 437-3300
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
Title of Each Class                                    on Which Registered
----------------------                                 -------------------

Common stock, $.01 par value                         American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---

                       (Cover page continued next page)

                            (Cover page continued)


State the aggregate market value of the voting stock held by nonaffiliates of
the registrant at March 22, 2001:   $22,030,667

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                         Outstanding at March 22, 2001
            --------------                     -----------------------------

     Common stock, $.01 par value                       16,659,062


Documents Incorporated by Reference: Portions of the Registrant's proxy statement to be filed by April 30, 2001 are incorporated herein by reference in Items 10, 11, 12 and 13.

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

     Through a national network of 62 offices (48 company-owned and 14 licensed), the Company recruits and places highly skilled contingent personnel and provides financial and outsourcing services for a broad customer base, including Sun Microsystems, Bellsouth Telecommunications, Inc. (directly and through Accenture, formerly Anderson Consulting, LLP), Boeing Company and Microsoft Corporation. The Company's labor force consists primarily of computer programmers, systems consultants, telecommunications engineers, analysts, engineers, technicians, scientists, researchers and skilled office support personnel.

Services

     The Company provides a wide range of staffing, consulting, financial and outsourcing services, including web-enabled solutions for the effective procurement, tracking and engagement of contingent or non-employee labor. The Company's extensive proprietary database and national presence enable it to draw from a wealth of resources to link highly-trained computer technicians, telecommunications engineers and other professionals, as well as clerical personnel, with businesses that need highly skilled labor. The Company's services are designed to give its customers maximum flexibility and maximum choice. The Company's professionals are available on a short-term or long-term basis. The Company's services permit businesses to increase the volume of their work without increasing fixed overhead and permanent personnel costs.

     The Company has previously been reporting its results through two operating segments -- Staff Augmentation and Financial Services. Principally as a result of the development by the Company's PrO Unlimited(R) subsidiary of a business offering web-enabled solutions for the procurement, tracking and engagement of contingent labor, the Company has determined to begin reporting its results through three operating segments -- Staff Augmentation, Human Capital Management Services and Financial Services. The Staff Augmentation segment provides information technology (IT), telecom and other staffing services. The Human Capital Management Services segment provides contingent workforce management services. The Financial Services segment provides payroll, funding and back office support services to independent consulting and staffing companies. A description of the types of services provided by each segment follows.

Staff Augmentation

     Information Technology.

     In the IT field, the Company provides highly skilled programmers, help desk personnel, systems consultants and analysts, software engineers and project managers for a wide range of technical assignments, including client server, mainframe, desktop services, help desk and Internet/Intranet. In 2000, placements related to Internet development represented an increasing percentage of new placements in this field. These services consist of recruiting, preparing payrolls, withholding taxes, and tracking hours, vacation and sick days. These employees also participate in the Company's benefit programs rather than those of the customer. In addition to these staffing services, the Company also provides non-recruited payrolling services to certain of its IT customers.

     The Company's IT customers include Microsoft Corporation, BellSouth Telecommunications, Inc. (directly and through Accenture) and Boeing Information Services, Inc.

     Telecom.

     The Company has significantly increased the amount of telecom services it has provided to its clients in recent years, fueled by the surge in demand for voice and data transfer capacity. The Company provides skilled telecom personnel to plan, design, engineer, install and maintain wireless and wireline telecommunications systems, including cellular, PCS, microwave, radio, satellite and other networks.

     The Company's telecom customers include Northern Telecom, Inc., ALCATEL Network Systems, Inc. and Ericsson Corporation.

     Other Staffing.

     In addition to providing staffing services in the IT and telecom fields, as described above, the Company provides a broad range of staffing services to its customers, including laboratory support (through the Company's Labforce(R) division), medical office support, professional, scientific, clerical and call center staffing.

     The Company provides engineer-related staffing services for national laboratory research in such areas as environmental safety, alternative energy source development and laser technology, and provides highly-skilled labor meeting diverse commercial needs in the avionics and aerospace, architectural, automotive, energy and power, pharmaceutical, marine and petrochemical fields. The Company's engineer-related staffing customers include Boeing Company, Gulfstream Aerospace, Raytheon Company and the National Department of Energy National Research Laboratories, including Los Alamos and Sandia.

     In the professional staffing area, the Company offers highly specialized chemists, biologists, engineers, laboratory instrumentation operators, technicians and others to companies involved in pharmaceutical, environmental, biotech and other businesses.

     The Company also recruits and trains skilled billing, data entry and other clerical personnel who provide support services for smaller businesses, particularly for medical, accounting and law offices. In addition, the Company provides staff for inbound call center operations, including telemarketing personnel.

Human Capital Management Services

     The Company provides Human Capital Management services through its PrO Unlimited subsidiary. PrO Unlimited has become a market leader in providing end-to-end web-enabled solutions for the effective procurement, tracking and engagement of contingent or non-employee labor. PrO Unlimited utilizes a combination of proprietary web-based software and intellectual capital to manage all aspects of this rapidly growing segment of the workforce. While the Company focuses on selling its services primarily to Fortune 500 companies, including customers such as Sun Microsystems and Pfizer, PrO Unlimited's contingent workforce management tools are suitable for a cross-section of large employers throughout the United States and Canada.

     The contingent labor force consists of independent contractors, temporary workers, consultants, returning retirees and freelancers. A growing number of corporations are utilizing contingent labor solutions to enable them to manage their cost structures more effectively and to better position them to weather business strategy transition and maintain streamlined "just-in-time" labor pools. PrO Unlimited has been a pioneer in assisting companies with government regulatory compliance regarding contingent personnel, particularly the management, tax, benefit and liability issues associated with the contingent workforce.

     PrO Unlimited's program is designed to replace vendor-on-premise programs that large companies have been using in recent years to manage their contingent workforces. PrO Unlimited seeks to draw upon its own resources as well as Internet-based information and tools, and to provide a range of services and software that enable large companies to effectively manage their contingent workforces. Rather than competing with traditional staffing firms, PrO Unlimited acts as a "vendor neutral" facilitator providing customized management reports and proprietary Total Quality Management ("TQM") programs that are designed to generate cost savings and improve efficiencies for client companies. PrO Unlimited's typical client is a large company that relies upon contingent labor to meet important elements of its staffing needs. Pro Unlimited currently provides the following solutions:

     Services

     . Contingent Staffing Management - act as impartial staffing desk for procuring contingent employees by utilizing many different service providers to provide client's hiring managers with the most qualified candidate in the shortest period of time at the lowest cost.

     . Supplier Management Services - act as single-source supplier by consolidating and managing the invoicing, negotiating and monitoring of services provided by a customer's multiple service providers.

     . The 1099 Management Solution - help customers manage the tax and benefit risks associated with the use of independent contractors to ensure compliance with all governmental regulations.

     . Professional Payrolling Services - provide automated payroll services and worker benefits as third party processor.

     Software

     . Workforce Alliance Network Database ("WAND") - web-enabled system developed for the engagement, management and tracking of the contingent workforce by providing reports, consolidated billing, security checks and screening services.

     . Staffing & Project Ordering Tool ("SPOT") - custom web-based software tool that allows hiring managers and staffing vendors to communicate 24 hours a day to place job orders, check status of job orders, submit resumes, review resumes, schedule interviews, select candidates and create custom reports on staffing activity.

     . YourSource(TM) System - search and retrieval system software that allows on-line searches for contingent workers originally sourced by a company who have previously worked in other departments within that organization.

Financial Services

     The Company provides payroll, funding and back office support services to approximately 130 independent consulting and staffing companies. The Company's back office services include payroll processing and billing, preparation of various management reports and analysis, payment of all Federal, state and local payroll taxes and preparation and filing of quarterly and annual payroll tax returns for the contingent personnel employed and placed by independently owned and operated staffing and consulting firms. Personnel placed by such independent staffing and consulting firms remain employees of such firms. In providing payroll funding services, the Company purchases the accounts receivable of independent staffing firms and receives payments directly from these firms' clients. The Company pursues the collection of those receivables; however, the amount of any account receivable, which is not collected within a specified period after billing, is charged back by the Company to such firm.

Customers

     The Company provides staffing, consulting and outsourcing services to a broad range of customers including telecommunication equipment manufacturers, telecommunication service providers (wireline and wireless), computer software and hardware manufacturers, aerospace and avionics firms, utilities, national laboratories, pharmaceutical companies, cosmetics companies, health care facilities, educational institutions and accounting firms. Services to Fortune 500 companies represent a majority of the Company's revenues.

     In certain cases, the Company's contracts with its customers provide that the Company will have the first opportunity to supply the personnel required by that customer. Other staffing companies not under contract with the customer are then offered the opportunity to supply personnel only if the Company is unable to meet the customer's requirements.

     The Company generally invoices its customers weekly. IT, telecom and professional staffing customers generally obtain the Company's services on a purchase order basis, while engineer-related staffing and Human Capital Management Services customers generally enter into long-term contracts with the Company.

     During the year ended December 31, 2000, no single customer accounted for 10% or more of the Company's revenues. The largest four customers accounted for approximately 28% of the Company's revenues.

Sales and Marketing

     The Company services its customers through a network of 48 company-owned and 14 licensed branch offices located in 19 states across the United States and its corporate headquarters located in Woodbury, New York. The Company's sales and marketing strategy is focused on increasing its share of existing customer business, expanding its business with existing customers through cross-selling and by establishing relationships with new customers. The Company solicits customers through personal sales presentations, telephone marketing, direct mail solicitation, referrals from customers, and advertising in a variety of local and national media including the Yellow Pages, magazines, newspapers, trade publications and through the Company's website (www.comforce.com).

     The Company's Sales and Resource Managers are responsible for maintaining contact with existing clients, maximizing the number of requisitions that the Company will have the opportunity to fill, and then working with the recruiting staff to offer the client the candidate or candidates that best fit the specification. New account targets are chosen by assessing: (1) their need for contract labor with skill sets provided by the Company; (2) the appropriateness of the Company's niche products to the client's needs; (3) the potential growth and profitability of the account; and (4) the creditworthiness of the client. While the Company's corporate office assists in the selection of target accounts, the majority of account selection and marketing occurs locally. Although the Company continues to market to its Fortune 500 client base, it also places a significant marketing focus on smaller, faster-growing companies.

Recruiting and Training of Billable Employees

     The Company's success depends on its ability to effectively and efficiently match skilled personnel with specific customer assignments. The Company has established an extensive national resume database of prospective employees with expertise in the disciplines served by the Company. To identify qualified personnel for inclusion in this database, the Company solicits referrals from its existing personnel and customers, places advertisements in local newspapers, trade magazines, its website and otherwise actively recruits through the Internet. The Company continuously updates its proprietary database to reflect changes in personnel skill levels and availability. Upon receipt of assignment specifications, the Company searches the database to identify suitable personnel. Once an individual's skills are matched to the specifications, the Company considers other selection criteria such as interpersonal skills, availability and geographic preferences to ensure there is a proper fit between the employee and the assignment being staffed. The Company can search its resume database by a number of different criteria, including specific skills or qualifications, to match the appropriate employee with the assignment.

     Management believes that the Company enhances its ability to attract recruits by making extensive training opportunities available to its employees. The Company employs Internet-based educational programs to train employees in the latest developments in IT, telecommunications and other technologies. The Company maintains training facilities in Dallas, Texas and Raleigh, North Carolina, where telecom staffers are trained to install and test telecommunications equipment. The Company also provides training to telecom staff on assignment for the Company throughout the United States. In addition, the Company maintains a telephone hot line to assist its clerical employees with software problems or questions.

     The Company believes it has a competitive advantage in attracting and retaining specialty staffing and consulting personnel as it provides assignments with high-profile customers that make use of advanced technology and offers the employees the opportunity to obtain additional experience that can enhance their skills and overall marketability. The Company also offers flexible schedules, wages and, depending on the contract or assignment, paid holidays, vacation, and certain benefit plan opportunities to attract and retain qualified personnel.

Information Systems

     The Company uses PeopleSoft(R) system software, which it believes is the industry standard, and is currently upgrading to the PeopleSoft(R) 8.0 version. With its PeopleSoft(R) system, the Company has been able to substantially consolidate its back office operations. Through this system, the Company has also been able to substantially integrate the management information systems of its 11 acquired companies.

     The Company is in the final stage of implementation of the EZAccess(R) recruiting and database software system to consolidate the resume databases of its acquired companies. This software allows easier, faster and more accessible updating of its resume database and posting of job openings on a national basis. The Company believes that EZAccess(R) will enhance both its recruiting efforts and its customer service capabilities.

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

     Management believes that the availability and quality of candidates, the effective monitoring of job performance, the scope of geographic service and the price of service are the principal elements of competition. The availability of quality contingent personnel is an especially important facet of competition. The Company believes its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its competitors to hire, retain and motivate skilled personnel and the extent of its competitors' responsiveness to customer needs.

Employees

     The Company currently employs approximately 650 full-time staff employees at its headquarters and Company-owned offices. The Company issued approximately 30,000 W-2s to employees of the Company who provided services to its customers during 2000, not including W-2s issued as part of the Financial Services segment payrolling services provided by the Company to its customers. In addition to employees on assignment, the Company maintains a proprietary database of prospective employees with expertise in the disciplines served by the Company. Billable employees are employed by the Company on an as-needed basis dependent on customer demand and are paid only for time they actually work. Non-billable administrative personnel provide management, sales and marketing and other services in support of the Company's staffing services.

Licensed Offices

     The Company has granted a limited number of licenses to operate COMFORCE offices. The most recent license for a new office was granted in July 1992, and the Company does not presently expect to grant more licenses. Licensees recruit contingent personnel and promote their services to both existing and new clients obtained through the licensees' marketing efforts. Performance of the contingent personnel and overall service quality is the direct responsibility of licensees, and the licensees are ultimately responsible for the collection of accounts receivable. The Company and the licensees share the gross profits from each licensed office.

Regulations

     Contingent staffing and consulting services firms are generally subject to one or more of the following types of government regulations: (1) registration of the employer/employees; (2) licensing, record keeping and recording requirements; and (3) substantive limitations on operations. Contingent staffing and consulting firms are the legal employers of their workers. Therefore, the Company is governed by laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination and workers' compensation. In addition, the Company's licenses are considered to be franchises, which are subject to regulation, both by the Federal Trade Commission and a number of states.


ITEM 2. PROPERTIES

     The Company leases all of its office space. Excluding the Company's headquarters, these leases are for office space ranging in size from approximately 150 square feet to approximately 15,600 square feet and have remaining lease terms of from less than one year to five years. The Company's headquarters in Woodbury, New York occupies approximately 38,000 square feet of space in two facilities under separate leases that expire in 2010. The Company owns no real estate, except for an approximately 700 square foot condominium.

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

ITEM 3. LEGAL PROCEEDINGS

     In January 1997, Austin A. Iodice, who served as the Company's chief executive officer, president and vice chairman from 1993 to 1995 while the Company was engaged in the jewelry business, and Anthony Giglio, who performed the functions of the Company's chief operating officer during this same period, filed separate suits against the Company in the Connecticut Superior Court alleging that the Company had breached the terms of management agreements entered into with them by failing to honor options awarded to them in 1993. Mr. Iodice had received options to purchase 370,419 shares of the Company's common stock and Mr. Giglio had received options to purchase 185,209 shares of common stock, each at an exercise price of $1.125 per share. The Company maintained that these options had expired in 1996, three months after the plaintiffs ceased to be employed by the Company, as provided in the Company's Long-Term Stock
Investment Plan.   The plaintiffs maintained that they were agents and not
employees of the Company and that, therefore, these options had not expired.

     The plaintiffs alleged that they were entitled to an unspecified amount of damages based upon the difference between the exercise price and highest market price of the Company's common stock following the date of the purported exercise of all options, plus costs and expenses. They also claimed entitlement to treble these damages under Connecticut law. They filed offers of judgment with the court for $6.0 million in the aggregate based upon the significantly higher prices of the Company's common stock in 1996 and 1997, but this offer did not limit the amount of damages they could claim at trial.

     On November 30, 2000, immediately prior to the scheduled jury trial, the parties reached settlement of these suits, the terms of which were entered with the court. Under the terms of settlement, the Company agreed to pay to the plaintiffs $325,000 on January 2, 2001 (which amount was paid on this date) and $300,000 on May 1, 2001, and to issue to them options on January 2, 2001 to purchase 555,628 shares of common stock in the aggregate at an exercise price of $0.6625 per share. The options are exercisable until March 15, 2006. While management of the Company believes that the options originally issued to the plaintiffs had expired, it believes that settlement was advisable given the exposure faced by the Company in the event of an adverse judgment in the jury trial. The Company incurred a charge of approximately $1.1 million in connection with this settlement.

     The Company is a party to routine contract and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, employee benefit liability insurance, fidelity insurance, errors and omissions insurance and directors' and officers' liability insurance. The Company is generally self-insured with respect to workers' compensation, but maintains umbrella workers' compensation coverage to limit its maximum exposure to such claims.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Price and Dividends

     The Company's Common Stock is traded on the American Stock Exchange (AMEX:CFS). The high and low sales prices for the Common Stock, as reported by the American Stock Exchange in the Monthly Market Statistics for the periods indicated, were as follows:


                                                         High         Low
                                                         ----         ---

1999 First Quarter...................................   $6.25        $3.50
     Second Quarter..................................    3.94         2.63
     Third Quarter...................................    3.06         2.00
     Fourth Quarter..................................    3.00         1.00

2000 First Quarter...................................    3.63         1.75
     Second Quarter..................................    2.19         1.25
     Third Quarter...................................    2.13         1.25
     Fourth Quarter..................................    2.00         1.25


          The last reported sale price of the Common Stock of the Company on the American Stock Exchange on March 22, 2001 was $1.90. As of such date, there were approximately 4,600 shareholders of record.

          No dividends were declared or paid on the Common Stock during 2000. The terms of the Company's debt obligations effectively prohibit its payment of dividends. Accordingly, the Company does not anticipate that it will pay cash dividends on the Common Stock for the foreseeable future.

Recent Sales of Unregistered Securities

          As partial consideration under the terms of settlement of litigation described in Item 3 of this Report, on November 30, 2000, the Company agreed to issue to Austin Iodice and Anthony Giglio options to purchase an aggregate of 555,628 shares of the Company's common stock at an exercise price of $0.6625 per share, which options were issued as of January 2, 2001. The options are exercisable until March 15, 2006. The Company received no cash proceeds upon the issuance of the options. Any proceeds received by the Company upon the exercise of the options are expected to be used for working capital purposes. In issuing these securities, the Company relied upon the exemption available under Section 4(2) of the Securities Act of 1933. The Company has registered the shares of its common stock issuable upon the exercise of these options under a Registration Statement on Form S-3 (Registration No. 333-52356) that became effective on January 10, 2001.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data of the Company as of and for each of the five years in the period ended December 31, 2000. The Company derived the statement of operations and balance sheet data as of and for each of the five years in the period ended December 31, 2000 from its audited historical consolidated financial statements.

                                                          1996        1997         1998        1999         2000
                                                         -------    --------     --------    --------     --------
                                                                 (in thousands, except per share data)
Statement of Operations Data: (1)
Net sales of services...............................     $55,867    $216,521     $459,022    $436,221     $480,325
Operating income....................................       2,413       6,865       24,924      21,863       25,437
Income (loss) before extraordinary gain.............       1,352      (3,700)         805      (2,038)        (397)
Income (loss) available to common stockholders
 before extraordinary gain..........................         362      (4,437)         784      (2,038)        (397)

Gain on early debt extinguishment, net
    of taxes (2)....................................          --          --           --          --        2,784
Income (loss) available to common stockholders......         362      (4,437)         784      (2,038)       2,387
Diluted income (loss) per share:
   Income (loss) available to common stockholders
    before extraordinary gain.......................     $  0.03    $  (0.33)    $   0.05    $  (0.12)    $  (0.02)
   Extraordinary gain...............................          --          --           --          --         0.17
                                                         -------    --------     --------    --------     --------
   Net income (loss) available to common
     stockholders...................................     $  0.03    $  (0.33)    $   0.05    $  (0.12)    $   0.15

Balance Sheet Data:
Working capital.....................................     $ 8,012    $ 59,762     $ 65,563    $ 65,808     $ 88,942
Accounts receivable, net............................      12,042      72,865       81,680      81,834      119,067
Intangible assets, net..............................      24,756     135,516      138,847     139,010      137,655
Total assets........................................      43,366     235,934      246,082     249,710      283,414
Total debt, including current maturities............       3,850     171,038      178,579     182,346      197,421
Preferred stock.....................................           2           1            -           -          ---
Stockholders' equity................................      34,744      39,402       44,334      43,163       46,374

___________

(1) Results for the year ended December 31, 1996 include results of Williams Communications Services, Inc. from the acquisition date of March 3, 1996 through December 31, 1996, results of RRA, Inc. and certain related entities from the acquisition date of May 10, 1996 through December 31, 1996, results of Force Five, Inc. from the acquisition date of July 31, 1996 through December 31, 1996, results of AZATAR Computer Systems, Inc. from the acquisition date of November 1, 1996 through December 31, 1996, and results of Continental Field Services Corporation and a related entity from the acquisition date of November 8, 1996 through December 31, 1996. Results for the year ended December 31, 1997 include results of RHO Company, Incorporated from the acquisition date of February 28, 1997 through December 31, 1997 and results of Uniforce Services, Inc. from the acquisition date of November 26, 1997 through December 31, 1997. Results for the year ended December 31, 1998 include results of Camelot Consulting Group Inc., Camelot Communications Group Inc., Camelot Control Group Inc. and Camelot Group Inc. (collectively, "Camelot") from the acquisition date of January 27, 1998 through December 31, 1998. Results for the year ended December 31, 2000 include results of Gerri G. Inc. from the acquisition date of February 6, 2000 through December 31, 2000.

(2) During the third quarter of 2000, the Company repurchased $10.0 million face value of its 12% Senior Notes due 2007 for a purchase price of $5.1 million. The net extraordinary gain that was realized by these repurchases was $2.8 million, which includes the reduction of $200,000 of deferred financing costs associated with the repurchases net of tax expense of $1.9 million. See "Financial Condition, Liquidity and Capital Resources" in this Item 7.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion set forth below supplements the information found in the consolidated financial statements and related notes.

Overview

     From the time it entered the staffing business in October 1995 through January 1998, the Company completed 10 acquisitions. In February 2000, it completed one additional acquisition. Each of these acquisitions has been accounted for on a purchase basis and the results of operations of each of the businesses acquired have been included in the Company's historical consolidated financial statements from the date of acquisition. Certain of these acquisitions provide for contingent payments by the Company as a part of the purchase consideration based upon the operating results of the acquired businesses for specified future periods. The acquisitions were financed by the Company principally through its issuance of debt and equity securities and borrowings under credit facilities.

     Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employee related expenses for its employees, including workers' compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company offers health, dental, disability and life insurance to its billable employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, often resulting in significant outstanding receivables. To the extent the Company increases revenues through acquisitions and/or internal growth, these receivables will grow and there will be greater requirements for borrowing availability under its credit facility to fund current operations.

     The Company had been reporting its results through two operating segments -
- Staff Augmentation and Financial Services. Principally as a result of the development by the Company's PrO Unlimited subsidiary of a business offering web-enabled solutions for the procurement, tracking and engagement of contingent labor, the Company has determined to begin reporting its results through three operating segments -- Staff Augmentation, Human Capital Management Services and Financial Services. The Staff Augmentation segment provides information technology (IT), telecom and other staffing services. The Human Capital Management Services segment provides contingent workforce management services. The Financial Services segment provides payroll, funding and back office support services to independent consulting and staffing companies. For a detailed discussion of the Company's business, see Item 1 of this Report.

Recent Developments

     New Credit Facility

     On December 14, 2000, COMFORCE, COI and various of their operating subsidiaries entered into a Loan and Security Agreement with IBJ Whitehall Business Credit Corporation ("IBJ"), as lender and agent for other participating lenders, to provide for a $100.0 million revolving credit facility with available borrowings to be based upon a specified percentage of the Company's eligible accounts receivable (the "IBJ Credit Facility"). At closing, the Company borrowed $72.0 million and repaid the Company's existing credit facility with Heller Financial, Inc., as lender and agent for other participating lenders (the "Heller Credit Facility"), which was thereupon terminated. On January 5, 2001, the IBJ Credit Facility was amended to increase the Company's borrowing availability to

$110.0 million when additional lending institutions requested to join the loan syndicate. As discussed under "Recent Developments--Repurchase of Senior Notes and PIK Debentures," the Company further amended the IBJ Credit Facility on March 5, 2001 to permit borrowings thereunder to repurchase its 15% Senior PIK Debentures due 2009. See "Financial Condition, Liquidity and Capital Resources" in this Item 7 for a discussion of the terms of the IBJ Credit Facility.

     The Heller Credit Facility, which the Company entered into in November 1997, provided for borrowings of up to $75.0 million. The Company entered into the IBJ Credit Facility to permit it to increase its borrowing availability, which management believes will position the Company to better address its financial needs in the future. As discussed under "Recent Developments-- Amendment of Indentures," the Company obtained consents from its public debtholders to amend its indentures to enable the Company to increase its credit facility borrowings.

     Amendment of Indentures

     In November 2000, the Company solicited the consents of its public debtholders to amend the Indenture dated November 26, 1997 between COI and Wilmington Trust Company, as trustee, with respect to the 12% Senior Notes due 2007 of COI (the "Senior Notes") and the Indenture dated November 26, 1997 between COMFORCE and The Bank of New York, as trustee, with respect to the 15% Senior Secured PIK Debentures due 2009 of COMFORCE (the "PIK Debentures"). Upon obtaining the requisite consents, the Company entered into First Supplemental Indentures dated as of November 29, 2000 with Wilmington Trust Company and The Bank of New York to give effect to the amendments approved.

     Among other things, the amendments adopted in the First Supplemental
Indentures:

     . expand the permitted maximum amount of credit facility debt to the greater of (1) $75.0 million at any time outstanding, less the amount repaid with the proceeds of asset dispositions, or (2) 90% of eligible accounts receivable outstanding at any time without reduction for repayments of principal.

     . allow the Company the flexibility to use securitization financing techniques when they are more cost effective and provide greater flexibility than other financing vehicles.

     . increase the permitted upstream of funds from COI to COMFORCE to pay public company expenses from $1.25 million annually to $2.0 million annually.

     . to facilitate the purchase or exchange by COMFORCE of PIK Debentures at less than par from willing sellers, permit COI to upstream up to $10.0 million to pay income tax related to deemed forgiveness of PIK Debentures.


Shortly after adoption of these amendments, IBJ requested that further amendments be adopted to clarify the scope of eligible accounts receivable, as defined in the amendments of November 29, 2000, before it entered into the IBJ Credit Facility. Accordingly, the Company entered into Second Supplemental Indentures dated as of December 4, 2000 with Wilmington Trust Company and The Bank of New York to adopt the clarifying amendments. These amendments did not, in the opinion of management, substantively modify the terms of the First Supplemental Indentures.

     Settlement of Litigation

     On November 30, 2000, immediately prior to a scheduled jury trial, the Company settled its long-standing litigation with two former executives of the Company, Austin Iodice and Anthony Giglio. Under the terms of settlement, the Company agreed to pay to the plaintiffs $325,000 on January 2, 2001 (which amount was paid on this date) and $300,000 on May 1, 2001 and to issue options to them to purchase 555,628 shares of common stock in the aggregate at an exercise price of $0.6625 per share on January 2, 2001 (which options were issued as of this date). See Item 3 in this Report for a description of this litigation and the terms of settlement.

     Change in Fiscal Year

     On March 22, 2001, the Company's Board of Directors adopted a resolution to change the Company's fiscal year, which is currently a calendar year. Beginning in 2001, the fiscal year will consist of the 52 or 53 weeks ending on the last Sunday in December. Accordingly, the Company's next fiscal year will end on Sunday, December 30, 2001.

     Repurchase of Senior Notes and PIK Debentures

     As part of its strategy to reduce its higher interest rate debt and improve its balance sheet, on February 28, 2001, the Company completed the repurchase of $11.0 million principal amount of Senior Notes for $7.5 million and on March 5, 2001, the Company completed the repurchase of an additional $2.0 million of Senior Notes for $1.4 million, the repurchase prices of which were paid from lower interest rate borrowings under the IBJ Credit Facility. In addition, on March 5, 2001, the Company entered into an amendment of the IBJ Credit Facility to permit borrowings thereunder to repurchase of PIK Debentures under certain circumstances. As amended, the IBJ Credit Facility permits the use of up to $16.5 million in loan proceeds to pay the aggregate repurchase prices of Senior Notes and PIK Debentures and costs associated therewith (including related tax expenses), not more than $9.0 million of which may be used to pay the repurchase price of PIK Debentures and such associated costs. On March 6, 2001, the Company completed the repurchase of $5.2 million principal amount of PIK Debentures for $2.5 million using lower interest rate borrowings under the IBJ Credit Facility. Prior thereto, during the third quarter of 2000, the Company repurchased $10.0 million principal amount of the Senior Notes for a purchase price of $5.1 million, the repurchase price of which was paid from lower interest rate borrowings under the now retired Heller Credit Facility.

Results of Operations

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net sales of services for the year ended December 31, 2000 were $480.3 million, an increase of 10.1% from net sales of services for the year ended December 31, 1999 of $436.2 million. The increase in 2000 net sales of services is principally attributable to higher sales to customers in the Company's Human Capital Management Services segment and to telecom customers in the Staff Augmentation segment, the contribution of sales by Gerri G. since its acquisition in February 2000 in the Staff Augmentation segment and there being more business days in 2000 than in 1999, partially offset by a decrease in sales to Staff Augmentation customers in the engineer-related and information technologies sectors.

     Cost of services for the year ended December 31, 2000 was 79.0% of net sales of services as compared to cost of services of 80.7% for the year ended December 31, 1999. The cost of services decreased as a percentage of net sales for the year ended December 31, 2000 as a result of the continued strategies undertaken by management to increase margins throughout the Company, as well as increases in fees for direct hire placements, which generally have no related costs of services.

     Selling, general and administrative expenses as a percentage of net sales of services were 13.9% for the year ended December 31, 2000, compared to 12.7% for the year ended December 31, 1999. This increase resulted principally from higher payroll and recruiting costs with respect to non-billable staff, the expansion of the Company's corporate headquarters and investments to expand the infrastructure for the Company's Human Capital Management Services segment.

     The Company incurred a charge in the year ended December 31, 2000 of approximately $1.1 million as a result of the settlement of its litigation with Austin Iodice and Anthony Giglio (see Item 3, "Legal Proceedings").

     Operating income for the year ended December 31, 2000 was $25.4 million as compared to operating income of $21.9 million for the year ended December 31, 1999. This 16.3% increase in operating income for the year ended December 31, 2000 resulted principally from an increase in gross margin, partially offset by higher selling, general and administrative expenses and the Iodice and Giglio litigation settlement as well as an increase in depreciation and amortization.

     The Company's interest expense for the year ended December 31, 2000 and 1999 is attributable to the interest on the Heller Credit Facility, the IBJ Credit Facility, the Senior Notes and the PIK Debentures. The IBJ Credit Facility was entered into in December 2000 to repay the Heller Credit Facility and provide the Company additional borrowing availability. These other obligations were incurred in 1997, principally in connection with the funding of business acquisitions. The Company incurred a charge of $742,000 for the write-off of deferred financing costs in the fourth quarter of 2000 for the early termination of the Heller Credit Facility. The interest expense is higher in 2000 due to increased interest rates and borrowings under the credit facilities.

     Included in other income is a payment for a restricted covenant release of $1.0 million for the year ended December 31, 2000. This represents a payment made by certain former officers of the Company to release them from certain restrictive agreements and non-competition covenants.

     During the third quarter of 2000, the Company repurchased $10.0 million face value of the Senior Notes for a purchase price of $5.1 million. The net extraordinary gain that was realized by these repurchases was $2.8 million, which includes the reduction of $200,000 of deferred financing costs associated with the repurchases net of tax expense of $1.9 million. See "Financial Condition, Liquidity and Capital Resources" in this Item 7.

     The income tax provision for the year ended December 31, 2000 was $3.1 million on income before taxes and extraordinary gain, compared to an income tax provision for the year ended December 31, 1999 of $2.2 million on a profit before taxes of $131,000. The difference between the Federal statutory income tax rate of 34.0% and the Company's effective tax rate of 114.8% relates primarily to the nondeductibility of amortization expense associated with certain intangible assets, the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes.

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net sales of services for the year ended December 31, 1999 were $436.2 million, a decline of 5.0% from net sales of services for the year ended December 31, 1998 of $459.0 million. The decrease in 1999 net sales of services is principally attributable to a decrease in sales to IT customers and other staffing customers in the Company's Staff Augmentation segment, offset partially by higher sales to customers in the Human Capital Management Services segment and telecom customers in the Staff Augmentation segment. The Company's business with Boeing Corporation, its largest customer in 1998, was substantially lower in 1999. This represented the majority of the decline the Company experienced in sales to other staffing customers in the Staff Augmentation segment. The Company also experienced a decline in IT sales in the second half of 1999 as a result of the Year 2000 lockdown, which slowed contract activity, as many customers in the Staff Augmentation segment limited or delayed IT development work until after January 1, 2000.

     Cost of services for the year ended December 31, 1999 was 80.7% of net sales of services compared to cost of services of 81.2% for the year ended December 31, 1998. The cost of services decrease as a percentage of net sales for the 1999 is a result of the strategies undertaken by management to increase margins, as well as the Company's business mix, which reflected growth in the Company's sales to telecom customers in the Staff Augmentation segment and declines in other staffing services in this segment having lower margins.

     Selling, general and administrative expenses as a percentage of net sales of services was 12.7% for the year ended December 31, 1999, compared to 12.2% for the year ended December 31, 1998. This percentage increase was principally attributable to the decline of net sales of services discussed above.

     Operating income for the year ended December 31, 1999 was $21.9 million, compared to operating income of $24.9 million for the year ended December 31, 1998. This decrease was principally attributable to the reduced net sales of services discussed above coupled with increased depreciation and amortization, partially offset by increased margins.

     The Company's interest expense for 1999 and 1998 is attributable to the interest under the Heller Credit Facility, the Senior Notes and the PIK Debentures, which obligations were incurred in 1997, principally in connection with the funding of business acquisitions.

     The income tax provision for the year ended December 31, 1999 was $2.2 million on a profit before taxes of $131,000, as compared to an income tax provision for the year ended December 31, 1998 of $2.7 million on pre-tax income of $3.5 million. The difference between the Federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of amortization expense associated with certain intangible assets, the nondeductibility of a portion of the interest expense associated with the PIK Debentures and adjustments to prior period tax estimates.

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

     Management of the Company believes that cash flow from operations and funds anticipated to be available under the IBJ Credit Facility will be sufficient to service the Company's indebtedness and to meet anticipated working capital requirements for the foreseeable future.

     During the year ended December 31, 2000, the Company's primary sources of funds to meet working capital needs were from borrowings under the Heller Credit Facility and, later, under the IBJ Credit Facility. Cash and cash equivalents decreased $2.9 million during the year ended December 31, 2000. Cash flows provided by financing activities of $15.0 million were exceeded by cash flows used in operating activities of $11.5 million and cash flows used in investing activities of $6.4 million. The increase in cash flows used in operations over the same period in the prior year is primarily attributable to the need to fund growth in accounts receivable as a result of increased revenues and there being more business days in 2000 than in 1999.

     As of December 31, 2000, the Company had outstanding $66.5 million in principal amount under the IBJ Credit Facility bearing interest at an average rate of 9.46% per annum. In addition, as of December 31, 2000, the Company had outstanding $30.9 million in principal amount of PIK Debentures bearing interest at a rate of 15%, and $100.0 million in principal amount of Senior Notes bearing interest at a rate of 12%. The debt service costs associated with the PIK Debentures may be satisfied through the issuance of new notes. To date, the Company has chosen to issue new PIK Debentures to pay these costs. In the third quarter of 2000, the Company repurchased $10.0 million principal amount of Senior Notes for a purchase price of $5.1 million, principally from funds made available for this purpose through an amendment of the now retired Heller Credit Facility entered into in the third quarter of 2000.

     As described above under "Recent Developments--New Credit Facility," in December 2000, the Company entered into the IBJ Credit Facility to provide greater borrowing availability. The maximum availability of $100.0 million was increased to $110.0 million in January 2001 when additional lending institutions requested to join the loan syndicate. The IBJ Credit Facility was further amended in March 2001 to permit the Company to use certain borrowed funds to repurchase PIK Debentures (in addition to Senior Notes, the repurchase of which was previously permitted). Borrowings under the IBJ Credit Facility bear interest, at the Company's option, at a per annum rate equal to either (1) the base commercial lending rate of IBJ as announced from time to time (but not less than 0.5% in excess of the weighted average of the rates on overnight Federal funds transactions), plus a margin ranging from 0% if the Company's leverage ratio is 4.00 or less to 1% if the Company's leverage ratio is greater than 6.00 (which margin will be fixed at 0.75% through December 14, 2001), or (2) LIBOR plus a margin ranging from 1.75% if the Company's leverage ratio is 4.00 or less to 2.75% if the Company's leverage ratio is greater than 6.00 (which margin will be fixed at 2.50% through December 14, 2001).

     The obligations evidenced by the IBJ Credit Facility are collateralized by a pledge of the capital stock of the subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The agreements evidencing the IBJ Credit Facility contain various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The scheduled maturity date of the IBJ Credit Facility is December 14, 2003.

     In addition, as described under "Recent Developments--Amendment of Indentures," during the fourth quarter of 2000, the Company solicited and received approval from the holders of the Senior Notes to authorize amendments of the Indentures designed to address certain of the Company's debt strategies, including permitting the Company to increase the indebtedness under the Credit Facility and through securitization vehicles to the greater of (i) $75.0 million at any time outstanding, less the aggregate amount thereof repaid with the net proceeds of asset dispositions, or (ii) 90% of eligible accounts receivable outstanding at any time.

     The Company continues to examine strategies to reduce its higher interest rate debt and improve its balance sheet. These strategies include, but are not limited to, repurchasing Senior Notes or PIK Debentures through public market purchases or privately negotiated transactions or exchanging Senior Notes or PIK Debentures for other securities of the Company. As discussed under "Recent Developments--Repurchase of Senior Notes and PIK Debentures" in this Item 7, as part of its strategy, in February and March 2001, the Company repurchased $13.0 million principal amount of Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures for $2.5 million, the repurchase prices of which were paid from lower interest rate borrowings under the IBJ Credit Facility. These repurchases are in addition to the Company's repurchase during the third quarter of 2000 of $10.0 million principal amount of the Senior Notes for a purchase price of $5.1 million, the repurchase price of which was paid from lower interest rate borrowings under the now retired Heller Credit Facility. The IBJ Credit Facility permits the use of up to $16.5 million in loan proceeds to pay the aggregate repurchase prices of Senior Notes and PIK Debentures and costs associated therewith (including related tax expenses), not more than $9.0 million of which may be used to pay the repurchase price of PIK Debentures and such associated costs. In the case of each repurchase to date, the Company has incurred tax liabilities for the forgiveness of indebtedness as a result of its repurchase of Senior Notes or PIK Debentures for consideration that is less than par. Subsequent to these purchases, Management believes the remaining availability under the credit facility is sufficient to service the Company's indebtedness and to meet anticipated working capital requirements in the foreseeable future.

     Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income which has been generated by Company through December 31, 2000 is net income attributable to the operations of COI. Accordingly, except for permitted distributions, these assets and net income are restricted as to their use by COMFORCE. The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as "restricted payments," including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than (1) to upstream $2.0 million annually ($1.25 million annually prior to 2000) to pay public company expenses, (2) to upstream up to $10.0 million to pay income tax related to deemed forgiveness of PIK Debentures to facilitate the purchase or exchange by COMFORCE of PIK Debentures at less than par, (3) under certain circumstances in connection with a disposition of assets, to upstream proceeds therefrom to repay the PIK Debentures, and (4) to upstream funds to the extent COI meets the restricted payments test under the indenture, as described under Note 9(b) to the Company's consolidated financial statements.

       In 2000, COI upstreamed $1.9 million for public company expenses of
COMFORCE.   Management believes that $2.0 million annually (if COI has funds available for this purpose) will be sufficient to pay COMFORCE's annual public company expenses for the foreseeable future. In the first quarter of 2001, in connection with its repurchase of $5.2 million principal amount of PIK Debentures for $2.5 million, COMFORCE incurred a tax liability related to the forgiveness of indebtedness of approximately $1.1 million, payable from the $10.0 million permitted to be upstreamed for this purpose. The $2.5 million repurchase cost is deemed to be a restricted payment of COI under the indenture governing the Senior Notes. Accordingly, upon completion of the repurchase, COI had approximately $1.8 million remaining available for distribution as permitted restricted payments (representing 50% of consolidated net income of COI for the period from January 1, 1998 through December 31, 2000, less $2.5 million).

     Through December 1, 2002, interest under the PIK Debentures is payable, at the option of COMFORCE, in cash or in kind through the issuance of additional PIK Debentures. To date, COMFORCE has paid all interest in kind. Beginning with the interest payment due June 1, 2003, COMFORCE will be required to pay interest on the PIK Debentures in cash. Its ability to do so will be dependent on the ability of COI to upstream funds for this purpose under the restricted payments test. In addition, COMFORCE's ability to repay the PIK Debentures at their maturity on December 1, 2009 or on any earlier required repayment or repurchase date will also be dependent on the ability of COI to upstream funds for this purpose under the restricted payments test, unless COMFORCE separately obtains a loan or sells its capital stock or other securities to provide funds for this purpose.

    As of December 31, 2000, approximately $137.7 million, or 48.6%, of the Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions. Intangible assets will be amortized over a 5 to 40 year period, resulting in an annual non-cash charge of approximately $4.2 million.

     The Company is obligated under various agreements to make earn-out payments to the sellers of companies acquired by the Company and to sellers of franchised businesses repurchased by the Company, subject to the sellers meeting specified contractual requirements. During the year ended December 31, 2000, contingent payments in connection with these acquisitions and repurchases were approximately $2.2 million in cash. The maximum amount of the remaining potential earn-out payments is approximately $1.1 million in cash payable through December 31, 2002. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies or franchised businesses will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

Seasonality

     The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for engineer-related staffing services has historically been lower during the year-end holidays through January of the following year, showing gradual improvement over the remainder of the year. Although less pronounced than in engineer-related services, the demand for Telecom and IT services is typically lower during the first quarter until customers' operating budgets are finalized. The Company believes that the effects of seasonality will be less severe in the future if sales to IT, Telecom and Financial Services customers continue to increase as a percentage of the Company's consolidated net sales of services.

Other Matters

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" was issued, making SFAS No. 133 effective for all quarters of fiscal years beginning after June 15, 2000, or the Company's fiscal 2001. Based upon review of the provisions of this standard, the Company has determined that it will not have a significant impact on its financial position or results of operations or have a material effect on its financial statement reporting because the Company does not enter into such transactions.

Forward Looking Statements

     Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to, heightened competition for customers as well as for contingent personnel which could potentially require the Company to reduce its current fee scales without being able to reduce the personnel costs of its billable employees; due to the Company's significant leverage, its greater vulnerability to economic downturns and its potentially diminished ability to obtain additional financing for capital expenditures or for other purposes; if the Company is unable to sustain the cash flow necessary to support the significant amortization charges related to goodwill for its acquired businesses, it could be required to write-off the impaired assets, which could have a material adverse impact on its financial condition and results of operations; or, if COI does not generate sufficient consolidated net income or have other funds available to upstream to COMFORCE under the restricted payments test of the Senior Notes indenture in order for it to pay cash interest on the PIK Debentures (which is required beginning June 1, 2003) or to repay the PIK Debentures at their maturity on December 1, 2009 or on any earlier required repayment or repurchase date, then, unless COMFORCE obtains a loan or sells its capital stock or other securities to provide funds for this purpose, the Company will default under the indentures governing the PIK Debentures and the Senior Notes and under the IBJ Credit Facility. Additional important factors that could cause the Company to be unable to realize its plans and objectives are described under "Risk Factors" in the Registration Statement on Form S-3 of the Company filed with the Securities and Exchange Commission on December 21, 2000 (Registration No. 333-52356). The disclosure under "Risk Factors" in the Registration Statement may be accessed through the Web site maintained by the Securities and Exchange Commission at "www.sec.gov." In addition, the Company will provide, without charge, a copy of such "Risk Factors" disclosure to each stockholder of the Company who requests such information. Requests for copies should be directed to the attention of Linda Annicelli, Vice President of Administration at COMFORCE Corporation, 415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York 11797, telephone 516-437-3300.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of the Company's borrowings are fixed rate obligations. During 2000, approximately 21.6% of the Company's interest expense was attributable to variable rate loans, all of which were under the Heller Credit Facility (which was repaid and terminated in December 2000) and IBJ Credit Facility (which was entered into in December 2000). The IBJ Credit Facility provides for borrowing availability of up to $110.0 million based upon a specified percentage of the Company's eligible accounts receivable. Since the interest rates on borrowings under the IBJ Credit Facility are variable, they will be impacted by changes in interest rates generally prevailing in the United States and internationally. However, management of the Company does not believe that any adjustments to the rate under the IBJ Credit Facility are likely to have a material impact on the Company's results of operations in the immediate future. Assuming an immediate 10% increase in the interest rate under the IBJ Credit Facility, the impact to the Company in annualized interest payable would be approximately $600,000. Since management does not believe that any adjustments to the rate under the IBJ Credit Facility are likely to have a material impact on the Company's results of operations, the Company has not entered into any swap agreements or other hedging transactions as a means of limiting exposure to interest rate fluctuations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and Schedules as listed on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 30, 2001 and is incorporated by reference herein.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 30, 2001 and is incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 30, 2001 and is incorporated by reference herein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 30, 2001 and is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements as listed on page F-1.
     2.  Financial Statement Schedules as listed on page F-1.
     3.  Exhibits as listed on page E-1.

(b)  Reports on Form 8-K.

         On December 19, 2000, the Company filed a Current Report on Form 8-K to
     (1) announce that it had entered into the IBJ Credit Facility and describe the terms thereof, (2) announce that it had amended the Indentures for the Senior Notes and PIK Debentures and describe the terms thereof, and (3) announce that it had settled its litigation with Austin Iodice and Anthony Giglio and describe the terms of settlement. Each of these disclosures was made under Item 5 of Form 8-K.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COMFORCE Corporation


By:   /s/ John C. Fanning
      -------------------
      John C. Fanning, Chairman and Chief Executive Officer

Date: March 22, 2001


COMFORCE Operating, Inc.

By:   /s/ John C. Fanning
      -------------------
      John C. Fanning, Chairman and Chief Executive Officer

Date: March 22, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         SIGNATURE                                       TITLE                           DATE
------------------------------------            --------------------------            ------------------

/s/ John C. Fanning                             Chairman, Chief Executive
------------------------------------
    John C. Fanning                             Officer and Director
                                                (Principal Executive Officer)         March 22, 2001


/s/ Harry Maccarrone                            Executive Vice President
------------------------------------
  Harry Maccarrone                              and Director (Principal
                                                Financial and Accounting Officer)     March 22, 2001


 /s/ Daniel Raynor                              Director                              March 22, 2001
------------------------------------
   Daniel Raynor

/s/ Gordon Robinett                             Director                              March 22, 2001
------------------------------------
   Gordon Robinett

/s/ Keith Goldberg                              Director                              March 22, 2001
------------------------------------
   Keith Goldberg

/s/ Kenneth J. Daley                            Director                              March 22, 2001
------------------------------------
   Kenneth J. Daley

                     COMFORCE CORPORATION AND SUBSIDIARIES

                               Table of Contents

                                                                          Page
Independent Auditors' Reports                                             F-2

Consolidated Financial Statements:
 Consolidated Balance Sheets as of December 31, 2000 and 1999             F-4

 Consolidated Statements of Operations for the
   years ended December 31, 2000, 1999 and 1998                           F-5

 Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 2000, 1999 and 1998                   F-6

 Consolidated Statements of Cash Flows for the
   years ended December 31, 2000, 1999 and 1998                           F-7

 Notes to Consolidated Financial Statements                               F-9

SCHEDULE

 Schedule II -- Valuation and Qualifying Accounts                         F-25

                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
COMFORCE Corporation:


We have audited the accompanying consolidated balance sheets of COMFORCE Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the two-year period ended December 31, 2000 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMFORCE Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the years in the two-year period ended December 31, 2000 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                  /s/ KPMG LLP

Melville, New York
February 27, 2001,
except as to note 18,
which is as of March 6, 2001

Report of Independent Accountants

To the Shareholders and Board of Directors of of COMFORCE Corporation:


In our opinion, the consolidated financial statements listed in the index appearing on page F-1, present fairly, in all material respects, the results of operations and cash flows of COMFORCE Corporation and Subsidiaries for the year ended December 31,1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for 1998, listed in the index appearing on page F-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 1999

                     COMFORCE CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets
                          December 31, 2000 and 1999

              (in thousands, except share and per share amounts)

                           Assets                                                 2000             1999
                                                                              -----------       ----------
Current assets:
    Cash and cash equivalents                                                 $     4,940            7,818
    Accounts receivable, less allowance of
       $785 and $767 in 2000 and 1999, respectively                                69,675           45,973
    Funding and service fees receivable, less allowance of
       $240 and $101 in 2000 and 1999, respectively                                49,392           35,861
    Prepaid expenses and other current assets                                       3,467            2,786
    Deferred income taxes, net                                                      1,076            1,373
                                                                              -----------       ----------
               Total current assets                                               128,550           93,811

Deferred income taxes, net                                                            404              181
Property and equipment, net                                                        12,050           11,490
Intangible assets, net                                                            137,655          139,010
Deferred financing costs, net                                                       4,755            5,218
                                                                              -----------       ----------

               Total assets                                                   $   283,414          249,710
                                                                              ===========       ==========
                      Liabilities and Stockholders' Equity

Current liabilities:
    Borrowings under revolving line of credit                                 $         -            4,000
    Accounts payable                                                                5,373            3,015
    Accrued expenses                                                               34,235           20,988
                                                                              -----------       ----------
               Total current liabilities                                           39,608           28,003

Long-term debt                                                                    197,421          178,346
Other liabilities                                                                      11              198
                                                                              -----------       ----------
               Total liabilities                                                  237,040          206,547
                                                                              -----------       ----------
Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value; 100,000,000 shares authorized,
       16,659,027 and 16,395,549 shares issued and
       outstanding in 2000 and 1999, respectively                                     167              164
    Additional paid-in capital                                                     49,149           48,328
    Accumulated deficit, since January 1, 1996 (note 1)                            (2,942)          (5,329)
                                                                              -----------       ----------

               Total stockholders' equity                                          46,374           43,163
                                                                              -----------       ----------

               Total liabilities and stockholders' equity                     $   283,414          249,710
                                                                              ===========       ==========

See accompanying notes to consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations
                 Years ended December 31, 2000, 1999 and 1998
                   (in thousands, except per share amounts)

                                                                        2000        1999        1998
                                                                   -----------   ---------   ---------
Revenue:
   Net sales of services                                           $   480,325     436,221     459,022
                                                                   -----------   ---------   ---------
Costs and expenses:
   Cost of services                                                    379,602     352,101     372,877
   Selling, general and administrative expenses                         66,806      55,596      55,827
   Restructuring charge (credit)                                             -        (163)       (211)
   Litigation settlement                                                 1,056           -           -
   Depreciation and amortization                                         7,424       6,824       5,605
                                                                     ---------   ---------   ---------

         Total costs and expenses                                      454,888     414,358     434,098
                                                                     ---------   ---------   ---------

Operating income                                                        25,437      21,863      24,924
                                                                     ---------   ---------   ---------

Other income (expense):
   Interest expense                                                    (23,266)    (21,825)    (21,490)
   Write off of deferred financing costs                                  (742)          -           -
   Restricted convenant release                                          1,000           -           -
   Other income, net                                                       247          93          35
                                                                     ---------   ---------   ---------
                                                                       (22,761)    (21,732)    (21,455)

Income (loss) before income tax and extraordinary gain                   2,676         131       3,469

Provision for income taxes                                               3,073       2,169       2,664
                                                                     ---------   ---------   ---------

         Income (loss) before extraordinary gain                     $    (397)     (2,038)        805
                                                                     ---------   ---------   ---------

Gain on early debt extinguishment, net of taxes of $1,883                2,784           -           -

                                                                     ---------   ---------   ---------
         Net Income (loss)                                           $   2,387      (2,038)        805
                                                                     ---------   ---------   ---------

Dividends on preferred stock                                                 -           -          21
                                                                     ---------   ---------   ---------
         Income (loss) available to common
           stockholders                                              $   2,387      (2,038)        784
                                                                     =========   =========    ========
Basic income (loss) per common share:

   Income (loss) before extraordinary gain                           $   (0.02)      (0.12)       0.05
   Extraordinary gain                                                     0.17           -           -
                                                                     ---------   ---------   ---------
   Net income (loss)                                                 $    0.15       (0.12)       0.05
                                                                     =========   =========    ========

Diluted income (loss) per common share
   Income (loss) before extraordinary gain                           $   (0.02)      (0.12)       0.05
   Extraordinary gain                                                     0.17           -           -
                                                                     ---------   ---------    --------
   Net income (loss)                                                 $    0.15       (0.12)       0.05
                                                                     =========   =========    ========

Weighted average common shares outstanding, basic                       16,471      16,315      15,971
                                                                     =========   =========    ========
Weighted average common shares outstanding, diluted                     16,471      16,315      16,648
                                                                     =========   =========    ========

See accompanying notes to consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                 Years ended December 31, 2000, 1999 and 1998
                     (in thousands, except share amounts)



                                                                                Series F                       Retained    Total
                                                     Common stock            preferred stock      Additional   earnings    stock-
                                                ------------------------   -------------------     paid-in   (Accumulated  holders'
                                                   Shares        Amount      Shares     Amount     capital    Deficit)     equity
                                                ------------   ---------   ---------   -------    --------   ----------   -------
Balance at December 31, 1997                      15,344,247   $     153         500   $     1      43,323       (4,075)   39,402

Exercise of stock options                             80,500           1           -         -         137            -       138
Exercise of stock warrants                           108,132           1           -         -         459            -       460
Conversion of Series F preferred stock                57,143           1        (500)       (1)       (298)           -      (298)
SEC registration fees                                      -           -           -         -         (46)           -       (46)
Issuance of common stock in connection
   with the acquisition of Camelot                   203,307           2           -         -       1,498            -     1,500
Issuance of common stock in connection with
   acquisitions                                      335,993           3           -         -       2,005            -     2,008
Tax benefit from exercise of stock options                 -           -           -         -         386            -       386
Net income                                                 -           -           -         -           -          805       805
Dividends on Series F preferred stock                      -           -           -         -           -          (21)      (21)
                                                ------------   ---------   ---------   -------    --------   ----------   -------
Balance at December 31, 1998                      16,129,322         161           -         -      47,464       (3,291)   44,334
                                                ------------   ---------   ---------   -------    --------   ----------   -------
Issuance of common stock                              17,549           -           -         -           -            -         -
Issuance of common stock in connection with
   acquisitions                                      248,678           3           -         -         864            -       867
Net loss                                                   -           -           -         -           -       (2,038)   (2,038)
                                                ------------   ---------   ---------   -------    --------   ----------   -------
Balance at December 31, 1999                      16,395,549         164           -         -      48,328       (5,329)   43,163
                                                ------------   ---------   ---------   -------    --------   ----------   -------
Exercise of stock options                             35,000           1           -         -          39            -        40
Exercise of stock warrants                           225,000           2           -         -         756            -       758
Issuance of common stock                               3,478           -           -         -           -            -         -
Stock compensation expense                                 -           -           -         -          26            -        26
Net income                                                 -           -           -         -           -        2,387     2,387
                                                ---------------------------------------------------------------------------------
Balance at December 31, 2000                      16,659,027   $     167           -   $     -      49,149       (2,942)   46,374
                                                ============   =========   =========   =======    ========      =======   =======

See accompanying notes to consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 2000, 1999 and 1998

                                (in thousands)

                                                                                 2000           1999          1998
                                                                              ------------    ----------   -----------
Cash flows from operating activities:
    Net income (loss)                                                            $   2,387        (2,038)          805
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operations:
         Depreciation and amortization of property and equipment                     3,008         2,342         1,255
         Amortization of intangible assets                                           4,416         4,482         4,326
         Amortization of deferred financing costs                                      865           835           836
         Write-off of deferred financing costs                                         742             -             -
         Allowance for doubtful accounts                                               157            78           (17)
         Deferred income taxes                                                          20           529         1,747
         Issuance of notes in lieu of interest                                       4,166         3,604         3,162
         Gain on repurchase of senior notes                                         (2,784)            -             -
         Expense relating to issuance of stock options                                 457             -             -
         Changes in assets and liabilities, net of the effects
            of acquisitions of businesses:
               Accounts receivables                                                (37,362)         (233)       (3,848)
               Prepaid expenses and other current assets                              (274)         (323)         (746)
               Income taxes receivable                                                (401)          879         2,896
               Accounts payable and accrued expenses                                13,139           875        (5,966)
                                                                                 ---------    ----------     ---------
                  Net cash provided by (used in)
                     operating activities                                          (11,464)       11,030         4,450
                                                                                 ---------    ----------     ---------
Cash flows from investing activities:

    Acquisitions, net of cash acquired                                                (788)            -        (3,574)
    Purchase of property and equipment                                              (3,496)       (4,576)       (6,182)
    Payments of contingent consideration                                            (2,153)       (2,689)       (1,912)
    Decrease in restricted cash                                                          -             -         1,036
                                                                                 ---------    ----------     ---------
                  Net cash used in investing activities                             (6,437)       (7,265)      (10,632)
                                                                                 ---------    ----------     ---------
Cash flows from financing activities:
    Net borrowings under line of credit agreements                                  20,909           162         4,170
    Proceeds from issuance of equity securities                                        798             -           639
    Dividends paid                                                                       -             -           (21)
    Repayment of senior notes                                                       (5,080)            -             -
    Debt financing costs                                                            (1,397)         (471)         (309)
    Reduction of capital lease obligations                                            (207)         (237)         (210)
                                                                                 ---------    ----------     ---------

                  Net cash provided by (used in) financing activities               15,023          (546)        4,269
                                                                                 ---------    ----------     ---------
Increase (decrease) in cash and cash equivalents                                    (2,878)        3,219        (1,913)

Cash and cash equivalents, beginning of year                                         7,818         4,599         6,512
                                                                                 ---------    ----------     ---------

Cash and cash equivalents, end of year                                           $   4,940         7,818         4,599
                                                                                 =========    ==========     =========

                                                                     (Continued)

                     COMFORCE CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 2000, 1999 and 1998

                                (in thousands)

                                                                                          2000          1999          1998
                                                                                       ---------     ---------     ---------
Supplemental cash flow information:
  Cash paid during the year for:
       Interest                                                                        $  18,495        16,712        17,068
       Income taxes                                                                        5,468           669         1,585
    Details of acquisition (note 3):
       Fair value of assets acquired                                                         917             -         9,071
       Liabilities assumed                                                                   (87)            -        (3,855)
       Less stock issued                                                                       -             -        (1,500)
                                                                                       ---------     ---------     ---------
                  Cash paid                                                                  830             -         3,716

       Less cash acquired                                                                     42             -           142
                                                                                       ---------     ---------     ---------
                  Net cash paid                                                        $     788             -         3,574
                                                                                       =========     =========     =========
Supplemental schedule of significant noncash
  investing and financing activities:
       Common stock issued in connection with acquisitions                                     -           867         3,508
       Tax benefit from exercise of stock options                                              -             -           386
       Guaranteed contingent payment related
         to the Gerri G acquisition                                                          200             -             -

See accompanying notes to consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999 and 1998


(1)  Basis of Presentation

     COMFORCE Corporation (COMFORCE), is a leading provider of staffing, outsourcing and consulting solutions primarily to Fortune 500 companies in the information technology (IT), telecommunications, technical, professional and financial market sectors. COMFORCE Operating, Inc. (COI), a wholly-owned subsidiary of COMFORCE, was incorporated as a Delaware corporation in October 1997 for the purpose of facilitating certain of the Company's financing transactions in November 1997 (see note 9). Unless the context otherwise requires, the term "Company" refers to COMFORCE, COI and all of their wholly-owned direct and indirect subsidiaries.

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

(2)  Summary of Significant Accounting Policies

     Fiscal Year

     Through December 31, 2000, the Company's fiscal years have ended on December 31 in each year. Beginning in 2001, the Company's fiscal year will consist of the 52 or 53 weeks ending on the last Sunday in December. Accordingly, the Company's next fiscal year will end on Sunday, December 30, 2001.

     Principles of Consolidation

     The consolidated financial statements include the accounts of COMFORCE, COI and their subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Revenue Recognition

     Revenue for providing staffing services is recognized at the time such services are rendered.

     A portion of the Company's revenue is attributable to franchise operations. The Company includes such revenues and related direct costs in its net sales of services and cost of services, respectively. The net distribution to the franchisee is based on a percentage of gross profit generated and is included in operating expenses. The licensee share in operating expenses at December 31, 2000, 1999 and 1998 was approximately $5,102,000, $5,374,000 and $6,946,000, respectively.

     Funding and support services provide payroll funding services and back office support to independent consulting and staffing companies. In providing payroll funding services, the Company purchases the accounts receivable of independent staffing firms and receives payments directly from these firms' clients. The Company pursues the collection of these receivables; however, the amount of any account receivable which is not collected within a specified period after billing is charged back by the Company to such firm. The Company receives a fee for providing such funding and other services, which is included in net sales of services in the accompanying consolidated statements of operations at the time such services are rendered.

     Cash and Cash Equivalents

     The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash and cash equivalents. Cash equivalents consists primarily of money market funds.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999 and 1998


     Property and Equipment

     Property and equipment are carried at cost. Depreciation is provided primarily on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the life of the lease or of the improvement. Maintenance and repairs are charged to expense as incurred and improvements that extend the useful life are capitalized. Upon retirement or sale, the cost and accumulated depreciation and amortization are removed from the respective accounts, and the gain or loss, if any, is reflected in earnings.

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

     Intangible Assets

     The net assets of a purchased business are recorded at their fair value at the date of acquisition. Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill is amortized on a straight-line basis over periods of 20 to 40 years (see note 6).

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

     Fair Values of Financial Instruments

     Cash and cash equivalents, accounts receivable, funding and service fees receivable, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short-term maturity of these financial instruments.

     The Company's fixed rate debt obligations are traded infrequently, and their fair market value may fluctuate significantly due to changes in the demand for securities of their type, the overall level of interest rates, conditions in the high yield capital markets, and perceptions as to the Company's condition and prospects. After giving consideration to similar debt issues, indicated bid levels, and other market information, the Company believes that the approximate fair value of the 12% Senior Notes of COI and the 15% PIK Debentures of COMFORCE are $68.0 million and $14.8 million, respectively, at December 31, 2000.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999 and 1998

     Deferred Financing Costs

     Deferred financing costs consist of costs associated with the issuance of the Company's long-term debt (see note 9). Such costs are amortized on a straight-line basis over the life of each financing source, which ranges from 3 to 12 years, and unamortized costs are fully recognized upon discharge of any financing. Upon the repayment and termination in December 2000 of the Company's revolving credit facility agented by Heller Financial, Inc. entered into in November 1997 (the "Heller Credit Facility"), $742,000 in unamortized financing costs related thereto were expensed (see note 9).

     Income (Loss) Per Share

     Basic income (loss) per common share is computed by dividing net income
     (loss) available for common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted income
     (loss) per share is computed assuming the conversion of stock options, warrants and contingent shares with a market value greater than the exercise price.

     Reclassification

     Certain reclassifications have been made to conform prior year amounts to the current year presentation.

     Impact of New Accounting Pronouncements

     Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" was issued, making SFAS No. 133 effective for all quarters of fiscal years beginning after June 15, 2000, or the Company's fiscal 2001. Based upon review of the provisions of this standard, the Company has determined that it will not have a significant impact on its financial position or results of operations or have a material effect on its financial statement reporting because the Company does not enter into such transactions.

(3)  Acquisitions

     In February 2000, the Company purchased all of the issued and outstanding stock of Gerri G. Inc. for $800,000 in cash paid at closing, plus a contingent payment of up to $600,000 payable in cash over a two-year period based upon the future operating results of this business. The acquisition has been accounted for under the purchase method and, accordingly, the results of operations are included in the financial statements from the date of acquisition. Pro forma results have not been provided as their effect is not material to the financial statements of the Company.

     In January 1998, COMFORCE Telecom, Inc., a wholly-owned subsidiary of the Company, purchased all of the issued and outstanding stock of Camelot Consulting Group Inc., Camelot Communications Group Inc., Camelot Control Group Inc. and Camelot Group Inc. (collectively, Camelot) for total consideration of approximately $3.7 million in cash and 203,307 shares of the Company's common stock. In addition, the Company issued contingent payment certificates under which it could be required to pay up to $3.25 million in cash over a three-year period. The acquisition has been accounted for under the purchase method and, accordingly, the results of operations are included in the financial statements from the date of acquisition. Camelot is in the business of selling and installing telecommunications equipment and of providing staffing services.

     For the year ended December 31, 1997, the Company completed the acquisitions of the following businesses which have been accounted for under the purchase method of accounting: Uniforce Services, Inc. and subsidiaries (Uniforce) and RHO Company, Inc. (Rhotech). The aggregate purchase price of the acquisitions

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999 and 1998


     for the year ended December 31, 1997 was approximately $120,600,000, comprised of $108,400,000 in cash and approximately $12,200,000 in common stock (1,585,208 shares). In addition, certain of the acquisitions contained contingent payout provisions based on the attainment of specified earnings.

     For the year ended December 31, 1996, the Company completed the acquisitions of the following businesses which have been accounted for under the purchase method of accounting: Williams Communication Services, Inc. (Williams), Project Staffing Support Team, Inc., RRA, Inc. and Datatech Technical Services, Inc. (collectively RRA), Force Five, Inc. (Force Five), Azatar Computer Systems, Inc. (Azatar), and Continental Field Services Corporation and its affiliate, and Progressive Telecom, Inc. (collectively, Continental). The aggregate purchase price of the acquisitions for the year ended December 31, 1996 was approximately $21,029,000, comprised of $15,834,000 in cash and approximately $5,195,000 in common stock of the Company. In addition, certain of the acquisitions contained contingent payout provisions based on the attainment of specified earnings.

     During 2000, contingent payments in connection with recently completed acquisitions were approximately $2.2 million in cash. At December 31, 2000, maximum future contingent payments in connection with all acquisitions approximate $1.1 million in cash.

(4)  Restructuring Charges

     The Company recorded a $1.6 million restructuring charge in the fourth quarter of 1997 related to merger and integration charges resulting from the acquisition of Uniforce. All of the actions under these plans are completed and have resulted in lower costs than originally estimated. As a result of these developments, the Company recognized a restructuring credit of $163,000 in 1999 and $211,000 in 1998. As of December 31, 1999 and 2000,
     there were no remaining restructuring liabilities.


(5)  Property and Equipment

     Property and equipment as of December 31, 2000 and 1999 consisted of (in thousands):


                                                          Estimated
                                                         Useful lives
                                                           in years       2000       1999
                                                           --------      ------    -------
       Computer equipment and related software               3-7        $16,390    $13,243
       Furniture, fixtures and vehicles                      3-7          2,244      1,921
       Leasehold improvements                                3-7            676        578
                                                                        -------    -------
                                                                         19,310     15,742

       Less accumulated depreciation and amortization                    (7,260)    (4,252)
                                                                        -------    -------

                                                                        $12,050     11,490
                                                                        =======    =======

     Depreciation and amortization expense was $3,008,000, $2,342,000 and $1,255,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999 and 1998


(6)  Intangibles

     Intangibles as of December 31, 2000 and 1999 consisted of (in thousands):

                                          Estimated
                                         useful lives
                                           in years       2000         1999
                                           --------    ---------     --------

         Goodwill                           20-40      $ 150,512      147,491
         Non-compete covenants                5              660        1,190
         Other                                5              587          716
                                                        --------     --------
                                                         151,759      149,397
         Less accumulated amortization                   (14,104)     (10,387)
                                                        --------     --------

                                                       $ 137,655      139,010
                                                        ========     ========

     Amortization expense was $4,416,000, $4,482,000 and $4,326,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(7)  Accrued Expenses

     Accrued expenses as of December 31, 2000 and 1999 consisted of (in thousands):

                                                         2000      1999
                                                        -------    ------

          Payroll and payroll taxes                     $20,249     9,729
          Vacation/pension plan                           2,318     1,742
          Income taxes payable                              973     1,048
          Commissions                                     2,288     1,424
          Medical insurance                                 ---     1,100
          Interest                                        1,485     1,867
          Litigation settlement                           1,056        --
          Other                                           5,866     4,078
                                                        -------    ------

                                                        $34,235    20,988
                                                        =======    ======

(8)  Income Taxes

     The provision for income taxes as of December 31, 2000, 1999 and 1998 consisted of (in thousands):


                                       2000      1999       1998
                                      ------     -----      -----
             Current:
               Federal                $2,056     1,338        621
               State                     996       303        296
             Deferred                     21       528      1,747
                                      ------     -----      -----

                                      $3,073     2,169      2,664
                                      ======     =====      =====

     Total income tax expense differed from the statutory United States Federal income tax rate of 34% before income taxes as a result of the following items (in thousands):

                     COMFORCE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 2000, 1999 and 1998



                                                          2000    1999   1998
                                                         ------   -----  -----

     Statutory Federal tax rate provision
       at 34.0%                                          $  910      45  1,181
     State and local taxes, net of Federal benefit          657       5    133
     Change in deferred tax rates and estimates used        (71)    157     --
     Effect of non-deductible items                       1,577   1,820  1,350
     Change in estimates used for prior years                --     142     --
                                                         ------   -----  -----

                                                         $3,073   2,169  2,664
                                                         ======   =====  =====

   The components of deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 (in thousands) are as follows:


                                                           2000      1999
                                                          ------     -----
          Deferred tax assets:
            Reserves and allowances                     $    586       637
            Accrued severance                                ---        19
            Accrued liabilities and other                  4,327     3,110
                                                          ------    ------

               Total deferred tax assets                   4,913     3,766
                                                          ------    ------

          Deferred tax liability:
            Intangibles                                    1,255       896
            Excess depreciation                            2,178     1,316
                                                         -------    ------

               Total deferred tax liabilities              3,433     2,212
                                                         -------    ------

               Net deferred tax asset                   $  1,480     1,554
                                                         =======    ======

   The net deferred income tax assets are reflected in the accompanying balance sheets as follows (in thousands):

                                                            2000     1999
                                                           ------   ------

          Net deferred income tax assets - current        $ 1,076    1,373
          Net deferred income tax assets - noncurrent         404      181
                                                            -----    -----

                                                          $ 1,480    1,554
                                                            =====    =====

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies implemented. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2000. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income change.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 2000, 1999 and 1998


(9) Debt

   Notes payable and long-term debt at December 31, 2000 and 1999 consisted of (in thousands):

                                                             2000       1999
                                                           --------    -------

      12% Senior Notes, due 2007 (a)                       $100,000    110,000
      15% Senior Secured PIK Debentures,
        due 2009 (b)                                         30,932     26,766
      Revolving line of credit, due November 26, 2002
        with interest payable monthly at LIBOR plus
        2.0%.  At December 31, 1999, the
        weighted average rate was 8.17% (c)                      --     45,580
      Revolving line of credit, due December 14, 2003,
        with interest payable monthly at LIBOR plus
        2.50%.  At December 31, 2000, the
        weighted average rate was 9.46% (d)                  66,489         --
                                                           --------    -------
                                                            197,421    182,346

      Less current portion                                       --      4,000
                                                           --------    -------

              Total long-term debt                         $197,421    178,346
                                                           ========    =======

  (a) The 12% Senior Notes (the Senior Notes) are senior uncollateralized obligations of COI and rank equal in right of payment with all existing and future senior indebtedness of COI and senior in right of payment to all existing and future subordinated indebtedness of COI. The Senior Notes provide for the payment of interest semi-annually at the rate of 12% per annum and mature on December 1, 2007.

        COI may redeem the Senior Notes, in whole or in part, at any time on or after December 1, 2002 at a redemption price of 106% for the 12 months commencing December 1, 2002, declining annually to 100% at any time on or after December 1, 2005, together with accrued and unpaid interest to the date of redemption. During the third quarter of 2000, COI repurchased $10.0 million face value of the Senior Notes for a purchase price of $5.1 million. The net extraordinary gain that was realized by these repurchases was approximately $2.8 million, which includes the reduction of $200,000 of deferred financing costs associated with the repurchases net of tax expense of $1.9 million.

        Upon the occurrence of certain specified events deemed to result in a change of control, COI will be required to make an offer to repurchase the Senior Notes at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest to the date of repurchase.

        Subject to certain qualifications and exceptions the indenture governing the Senior Notes limits (i) the incurrence of additional indebtedness by COI and its subsidiaries, (ii) the payment of dividends on, and redemption of, capital stock of COI and the redemption of certain subordinated obligations of COI, (iii) investments, (iv) sales of assets and subsidiary stock, (v) transactions with affiliates, (vi) consolidations, mergers and transfers of all or substantially all the assets of COI, and (vii) distributions from subsidiaries. See note 18 for a description of certain subsequent events with respect to the repurchase of Senior Notes.

   (b) The 15% Senior Secured PIK Debentures (the PIK Debentures) constitute direct and unconditional senior obligations of the Company and are collateralized by a pledge by the Company of all of the issued and outstanding common stock of COI. The payment obligations of the Company under the PIK Debentures must at all times rank at least equal in priority of payment with all existing and future indebtedness of the Company. The PIK Debentures are structurally subordinated to all indebtedness of the Company's direct and indirect subsidiaries.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 2000, 1999 and 1998


       The PIK Debentures bear interest at the rate of 15% per annum, subject to increases in certain circumstances, payable semi-annually, and mature on December 1, 2009. Through December 1, 2002, interest is payable in cash or in additional PIK Debentures paid in kind (PIK) on each interest payment date, at the option of the Company. Thereafter, interest is payable only in cash. During 2000, the Company issued approximately $4.2 million of additional PIK Debentures in lieu of interest.

       Subject to certain requirements, the Company may at any time redeem any or all of the PIK Debentures at the price of 107.5%.

       Upon the occurrence of certain specified events deemed to result in a change of control, COMFORCE will be required to make an offer to repurchase the PIK Debentures at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of repurchase.

       Subject to certain qualifications and exceptions, the indenture governing the PIK Debentures limits (i) the incurrence of additional indebtedness by the Company and its subsidiaries, (ii) the payment of dividends on, and redemption of, capital stock of the Company and the redemption of certain subordinated obligations of the Company, (iii) investments, (iv) sales of assets and subsidiary stock, (v) transactions with affiliates,
       (vi) consolidations, mergers and transfers of all or substantially all the assets of the Company and (vii) distributions from subsidiaries. See note 18 for a description of a subsequent event respecting the repurchase of PIK Debentures.

       Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income which has been generated by Company through December 31, 2000 is net income attributable to the
       operations of COI.   Accordingly, except for permitted distributions as
       described below, these assets and net income are restricted as to their use by COMFORCE.

       The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as "restricted payments," including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than (1) to upstream $2.0 million annually to pay public company expenses, (2) to upstream up to $10.0 million to pay income tax related to deemed forgiveness of PIK Debentures to facilitate the purchase or exchange by COMFORCE of PIK Debentures at less than par, (3) under certain circumstances in connection with a disposition of assets, to upstream proceeds therefrom to repay the PIK Debentures, and (4) to upstream funds to the extent COI meets the restricted payments test described below.

       In November 2000, COI obtained approval of the holders of the Senior Notes to amend the indenture governing the Senior Notes to increase the permitted upstream of funds to pay public company expenses of COMFORCE from $1.25 million annually to $2.0 million annually. COI upstreamed $1.25 million in 1999 and $1.9 million in 2000 for public company expenses of COMFORCE.

       Under the restricted payments test, COI is permitted to upstream funds to COMFORCE if (1) a default under the indenture does not then exist or would result therefrom, (2) COI has a consolidated coverage ratio (as defined in the indenture) of at least 1.50 to 1.00 and (3) the aggregate amount of the upstream and all other restricted payments previously made does not exceed 50% of COI's consolidated net income (as defined in the indenture) accrued from January 1, 1998 through the most recent fiscal quarter ending prior to the date of the restricted payment, plus 100% of other amounts upon the occurrence of certain events (none of which have occurred to date). At December 31, 2000, COI had approximately $4.3 million available for distribution as permitted restricted payments.
       This amount represents 50% of consolidated net income of COI for the period from January 1, 1998 through December 31, 2000.

       As described above, through December 1, 2002, interest under the PIK Debentures is payable, at the option of COMFORCE, in cash or in kind through the issuance of additional PIK Debentures. To date,

                     COMFORCE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 2000, 1999 and 1998


       COMFORCE has paid all interest in kind. Beginning with the interest payment due June 1, 2003, COMFORCE will be required to pay interest on the PIK Debentures in cash. Its ability to do so will be dependent on the ability of COI to upstream funds for this purpose under the restricted payments test. In addition, COMFORCE's ability to repay the PIK Debentures at their maturity on December 1, 2009 or on any earlier required repayment or repurchase date will also be dependent on the ability of COI to upstream funds for this purpose under the restricted payments test, unless COMFORCE separately obtains a loan or sells its capital stock or other securities to provide funds for this purpose.

  (c) Throughout 1999 and until repaid and terminated in December 2000, the Company maintained a revolving credit facility (the Heller Credit Facility) providing for borrowings of up to $75.0 million based on a specified percentage of the Company's eligible accounts receivable. The Company pledged substantially all of its assets as collateral for the Heller Credit Facility.

       Borrowings under the Heller Credit Facility bore interest, at the Company's option, at a rate based on a margin over either prime rate or LIBOR. The terms of the agreement included a commitment fee based on unutilized amounts.

  (d) In December 2000, the Company repaid and terminated the Heller Credit Facility with the proceeds of a new revolving credit facility agented by IBJ Whitehall Business Credit Corporation (the IBJ Credit Facility) providing for borrowings of up to $100.0 million at December 31, 2000, and subsequently increased to $110.0 million by an amendment entered into in January 2001. Permitted borrowings under the IBJ Credit Facility are based upon a specified percentage of the Company's eligible accounts receivable. The Company has pledged substantially all of its assets as collateral for the IBJ Credit Facility.

       Borrowings under the IBJ Credit Facility bear interest, at the Company's option, at a rate based on a margin over either the base commercial lending rate of IBJ or LIBOR. The terms of the agreement include a commitment fee based on unutilized amounts.

       The agreements evidencing the IBJ Credit Facility contain various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The scheduled maturity date of the IBJ Credit Facility is December 14, 2003.

       Required principal payments of long-term debt are as follows (in thousands):

               2003                            $  66,489
               Thereafter                        130,932
                                               ---------

                                               $ 197,421
                                               =========

       See note 18 for a description of a subsequent amendment to the IBJ Credit Facility.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                       December 31, 2000, 1999 and 1998


(10) Income (Loss) Per Share

     The following represents a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations (in thousands):


                                                   2000    1999     1998
                                                 -------  ------   ------
      Numerator:
        Net income (loss)                        $ 2,387  (2,038)     805
        Preferred stock dividends                    ---     ---      (21)
                                                 -------  ------   ------

      Numerator for basic and diluted income
        (loss) per share - income (loss)
        available to common stockholders         $ 2,387  (2,038)     784
                                                 =======  ======   ======
      Denominator:
        Denominator for basic income (loss)
          per share - weighted-average shares     16,471  16,315   15,971
                                                 -------  ------   ------
        Effect of dilutive securities:
          Employee stock options                      --      --      280
          Warrants                                    --      --      397
                                                 -------  ------   ------
                                                      --      --      677
                                                 -------  ------   ------
      Dilutive potential common shares:
        Denominator for diluted income (loss)
          per share - adjusted weighted-
          average shares and assumed
          conversions                             16,471  16,315   16,648
                                                 =======  ======   ======

      Options and warrants to purchase 3,264,490, 4,781,487 and 2,043,370 shares of common stock were outstanding for the years ended 2000, 1999 and 1998, respectively, but were not included in the computation of diluted income
      (loss) per share because their effect would be anti-dilutive.

(11)  Stock Options and Warrants

      Long-Term Stock Investment Plan

      Effective December 16, 1993, the Company's Board of Directors approved the Long-Term Stock Investment Plan (the 1993 Plan), which provided for the granting of options for the purchase of the Company's common stock to executives, key employees and non-employee consultants and agents of the Company and its subsidiaries. The 1993 Plan authorizes the awarding of Stock Options, Incentive Stock Options and Alternative Appreciation Rights. The 1993 Plan reserved 1,500,000 shares of the Company's common stock for grant on or before December 31, 2002. All options have generally been granted at a price equal to or greater than the fair market value of the Company's common stock at the date of grant. Generally, options are granted with a vesting period of up to 4 years and expire 10 years from the date of grant. In October 1996, the 1993 Plan was amended to allow for the issuance of an additional 2,500,000 options under the plan for a total of 4,000,000 shares. In June 2000, the 1993 Plan was further amended to allow for the issuance of an additional 1,000,000 options under the plan for a total of 5,000,000 shares.

                    COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999 and 1998


A summary of stock option transactions for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                           2000                          1999                         1998
                               ----------------------------   --------------------------   --------------------------
                                  Shares     Exercise Price     Shares    Exercise Price     Shares    Exercise Price
                                  ------     --------------     ------    --------------     ------    --------------
Outstanding, beginning
    of year                    2,761,825    $1.125 to 18.50   2,565,625   $1.125 to 18.50  2,135,775   $1.125 to 18.50
Granted                          702,000     1.75  to  2.00     440,000    2.00  to  5.25    580,700    5.50  to 12.90
Exercised                        (35,000)             1.125          --                --    (95,500)   1.125 to  6.00
Forfeited/expired               (483,335)    2.00  to 18.50    (243,800)   1.125 to 18.50    (55,350)   6.00  to 18.50
                               ---------                      ---------                    ---------

Options outstanding
    end of year                2,945,490    $1.125 to 18.38   2,761,825   $1.125 to 18.50  2,565,625   $1.125 to 18.50
                               =========                      =========                    =========

Options exercisable,
    end of year                2,283,088                      2,026,131                    1,964,475
                               =========                      =========                    =========
Options available for
    grant, end of year         1,636,994                        855,659                    1,051,859
                               =========                      =========                    =========

Weighted-average fair
    value of options
    granted during
    the year                  $     1.99                           4.53                         9.35
                              ==========                      =========                    =========

The following table summarizes information about stock options outstanding at December 31, 2000:


                                  Weighted-
                                   average    Weighted-              Weighted-
                                  remaining    average                average
      Range of        Shares     contractual  exercise    Shares    exercisable
   exercise prices  outstanding  life (years)   price   exercisable    price
   ---------------  -----------  ------------   -----   -----------    -----

     $1 - $4.99        831,500       8.16       2.00       407,665       2.03
     $5 - $7.99      1,899,500       5.35       6.53     1,733,083       6.63
     $8 - $13.99       198,550       6.58      10.23       126,400      10.32
     $14 - $17.99        5,940       5.85      15.04         5,940      15.04
     $18 - $19          10,000       5.38      18.38        10,000      18.38

                     ---------       ----      -----     ---------      -----
     $1 - $19        2,945,490       6.23       5.56     2,283,088       6.09

The weighted-average fair value of each option has been estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: no dividend yield; expected volatility of 45.6%; risk-free interest rate (ranging from 6.21% - 6.88%); and expected lives of approximately 3 years. Weighted-averages are used because of varying assumed exercise dates.

The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized for any employees, officers or directors. Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method in SFAS Statement 123, the Company's net income (loss) and income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999 and 1998


                                                                           2000      1999     1998
                                                                          ------    ------   ------
                                                                  (in thousands, except per share amounts)
                 Net income (loss) attributable to
                   common shareholders as reported                       $ 2,387     (2,038)     784
                 Pro forma income (loss)                                   2,115     (2,445)     538
                 Basic income (loss) per share as reported                   .15       (.12)     .05
                 Pro forma basic income (loss)
                   per share                                                 .13       (.15)     .03
                 Diluted income (loss) per share as reported                 .15       (.12)     .05
                 Pro forma diluted income (loss) per share                   .13       (.15)     .03

     Warrants

     At December 31, 2000 and 1999, the Company had outstanding warrants to purchase a total of 319,000 and 2,019,662 shares of common stock at prices ranging from $7.43 to $7.63 and $2.00 to $24.00 per share, respectively. These warrants expire at various dates through 2009.

(12) Litigation

     In January 1997, Austin A. Iodice, who served as the Company's chief executive officer, president and vice chairman from 1993 to 1995 while the Company was engaged in the jewelry business, and Anthony Giglio, who performed the functions of the Company's chief operating officer during this same period, filed separate suits against the Company in the Connecticut Superior Court alleging that the Company had breached the terms of management agreements entered into with them by failing to honor options awarded to them in 1993. Mr. Iodice had received options to purchase 370,419 shares of the Company's common stock and Mr. Giglio had received options to purchase 185,209 shares of common stock, each at an exercise price of $1.125 per share. The Company maintained that these options had expired in 1996, three months after the plaintiffs ceased to be employed by the Company, as provided in the Company's Long-Term Stock Investment Plan. The plaintiffs maintained that they were agents and not employees of the Company and that, therefore, these options had not expired.

     The plaintiffs alleged that they were entitled to an unspecified amount of damages based upon the difference between the exercise price and highest market price of the Company's common stock following the date of the purported exercise of all options, plus costs and expenses. They also claimed entitlement to treble these damages under Connecticut law. They filed offers of judgment with the court for $6.0 million in the aggregate based upon the significantly higher prices of the Company's common stock in 1996 and 1997, but this offer did not limit the amount of damages they could claim at trial.

     On November 30, 2000, immediately prior to the scheduled jury trial, the parties reached settlement of these suits, the terms of which were entered with the court. Under the terms of settlement, the Company agreed to pay to the plaintiffs $325,000 on January 2, 2001 (which amount was paid on that date) and $300,000 on May 1, 2001, and to issue to them options on January 2, 2001 to purchase 555,628 shares of common stock in the aggregate at an exercise price of $0.6625 per share. While management of the Company believes that the options originally issued to the plaintiff's had expired, it believes that settlement was advisable given the exposure faced by the Company in the event of an adverse judgment in the jury trial. The Company incurred a charge of approximately $1.1 million as a result of this litigation.

     The Company is also a party to routine contract and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999 and 1998


(13) Savings Incentive and Profit Sharing Plan

     The Company participates in a savings incentive and profit sharing plan (the Plan). All eligible employees may make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. No material contributions were made by the Company in 2000 and 1999.

     Certain employees who work for governmental agencies are required to be covered under a separate pension plan. During 2000, 1999 and 1998, the Company recorded approximately $1,714,000, $1,492,000 and $1,649,000, respectively, of expense related to these benefits.

(14) Lease Commitments

     The Company leases certain office space and equipment. Rent expense for all operating leases in 2000, 1999 and 1998 approximated $3,406,000, $2,952,000 and $2,286,000, respectively.

     As of December 31, 2000, future minimum rent payments due under the terms of noncancelable operating leases excluding any amount that will be paid for operating costs are (in thousands):


                    2001         $  2,985
                    2002            2,408
                    2003            2,126
                    2004            1,465
                    2005            1,185
                    Thereafter      4,702
                                   ------

                                 $ 14,871
                                   ======

(15) Concentration of Credit Risk

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

     At December 31, 2000, the Company had four customers with accounts receivable balances that aggregated 24.6% of the Company's total accounts receivable. At December 31, 1999, the Company had three customers with accounts receivable balances that aggregated 17.0% of the Company's total accounts receivable. At December 31, 1998, one customer aggregated 5.4% of the Company's total accounts receivable. Percentages of total revenues from significant customers were less than 10% for each of the years ended December 31, 2000 and 1999 and were 10.1% for the year ended December 31, 1998.

(16) Industry Segment Information

     COMFORCE has determined that its reportable segments can be distinguished principally by the types of services offered to the Company's clients.

     The Company had been reporting its results through two operating segments -- Staff Augmentation and Financial Services. Principally as a result of the development by the Company's PrO Unlimited subsidiary of a business offering web-enabled solutions for the procurement, tracking and engagement of contingent labor, the Company has determined to begin reporting its results through three operating segments -- Staff Augmentation, Human Capital Management Services and Financial Services. The Staff Augmentation

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999 and 1998

segment provides information technology (IT), telecom and other staffing services. The Human Capital Management Services segment provides contingent workforce management services. The Financial Services segment provides payroll, funding and back office support services to independent consulting and staffing companies.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." COMFORCE evaluates the performance of its segments and allocates resources to them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses. Assets of the operating segments reflect primarily net accounts receivable associated with segment activities; all other assets are included as corporate assets. The Company does not account for expenditures for long-lived assets on a segment basis.

The table below presents information on the revenues and operating contribution for each segment for the three years ended December 31, 2000, and items which reconcile segment operating contribution to COMFORCE's reported pre-tax income.


                                                                                 Year Ended December 31,
                                                                                     (in thousands)
                                                                            2000               1999             1998
                                                                            ----               ----             ----
Net sales of services:
    Staff Augmentation                                          $        336,740            321,291          367,996
    Human Capital Management Services                                    131,525            103,864           80,340
    Financial Services                                                    12,060             11,066           10,686
                                                                         -------            -------          -------
                                                                $        480,325            436,221          459,022
                                                                         =======            =======          =======

Operating contribution:
    Staff Augmentation                                          $         36,791             28,989           32,374
    Human Capital Management Services                                      4,724              6,147            4,501
    Financial Services                                                     9,249              8,432            7,892
                                                                         -------            -------          -------
                                                                          50,764             43,568           44,767
                                                                         =======            =======          =======

Consolidated expenses:
    Interest, net                                                         23,019             21,732           21,455
    Restricted covenant release                                           (1,000)                --               --
    Write-off of deferred financing costs                                    742                 --               --
    Restructuring credit                                                      --               (163)            (211)
    Depreciation and amortization                                          7,424              6,824            5,605
    Corporate general and administrative expenses                         16,847             15,044           14,449
    Litigation settlement                                                  1,056                 --               --
                                                                         -------            -------          -------
                                                                          48,088             43,437           41,298
                                                                         -------            -------          -------

Income before income tax and extraordinary gain                 $          2,676                131            3,469

Total assets:
    Staff Augmentation                                          $         51,849             39,022           41,714
    Human Capital Management Services                                     17,826              6,850            6,014
    Financial Services                                                    49,392             35,861           33,953
    Corporate                                                            164,347            167,977          164,401
                                                                         -------            -------          -------

                                                                $        283,414            249,710          246,082
                                                                         =======            =======          =======

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

(17)   Selected Quarterly Financial Data  (Unaudited)
       (in thousands, except per share data and footnotes)


2000                                                                     Quarter                                     Year End
                                                  First           Second          Third             Fourth       December  31
Net sales of services                             $106,845        $117,718        $120,441          $135,321         $480,325
Gross profit                                        21,050          24,424          25,663            29,586          100,723
Income (loss) before
   extraordinary gain                               (1,542)             61             529               555             (397)
Net income (loss)/(1)/                            $ (1,542)       $     61        $  3,189          $    679         $  2,387
                                                  ========        ========        ========          ========         ========

Income (loss) per share before
   extraordinary gain
       Basic                                         (0.09)             --            0.03              0.03            (0.02)
       Diluted                                       (0.09)             --            0.03              0.03            (0.02)



1999                                                                      Quarter                                    Year End
                                                  First           Second          Third             Fourth        December 31
Net sales of services                             $107,075        $111,119        $109,394          $108,633         $436,221
Gross profit                                        19,679          21,590          21,437            21,414           84,120
Income (loss) before
   extraordinary gain                               (1,190)           (344)             16              (520)          (2,038)
Net income (loss)                                 $ (1,190)       $   (344)       $     16          $   (520)        $ (2,038)
                                                  ========        ========        ========          ========         ========

Income (loss) per share before
   extraordinary gain
       Basic                                         (0.07)          (0.02)             --             (0.03)           (0.12)
       Diluted                                       (0.07)          (0.02)             --             (0.03)           (0.12)

________________________
/(1)/ Includes $2.8 million ($0.17 per basic and diluted share) for the year end December 31, 2000; $2.7 million ($0.16 per basic and diluted share) during quarter ended September 30, 2000 and $100,000 ($0.01 per basic and diluted share) during quarter ended December 31, 2000 relating to the extraordinary gain on the extinguishment of debt.

Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.


(18)   Subsequent Events

On February 28, 2001, the Company completed the repurchase of $11.0 million principal amount of Senior Notes for $7.5 million and on March 5, 2001, the Company completed the repurchase of an additional $2.0 million of Senior Notes for $1.4 million, the repurchase prices of which were paid from lower interest rate borrowings under the IBJ Credit Facility. The Company anticipates an extraordinary gain on the extinguishment, net of taxes, of the Senior Notes of approximately $2.2 million.

On March 5, 2001, the Company also entered into an amendment of the IBJ Credit Facility to permit borrowings thereunder to repurchase of PIK Debentures under certain circumstances. As amended, the IBJ Credit Facility permits the use of up to $16.5 million in loan proceeds to pay the aggregate repurchase prices of Senior Notes and PIK Debentures and costs associated therewith (including related tax expenses), not more than $9.0 million of which may be used to pay the repurchase price of PIK Debentures and such associated costs. See Note 9.

On March 6, 2001, the Company completed the repurchase of $5.2 million principal amount of PIK Debentures for $2.5 million using lower interest rate borrowings under the IBJ Credit Facility. The $2.5 million repurchase cost is

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999 and 1998



deemed to be a restricted payment of COI under the indenture governing the Senior Notes. Accordingly, upon completion of the repurchase, COI had approximately $1.8 million remaining available for distribution as permitted restricted payments (representing 50% of consolidated net income of COI for the period from January 1, 1998 through December 31, 2000, less $2.5 million). The Company anticipates an extraordinary gain, net of taxes, on the extinguishment of the PIK Debentures of approximately $1.6 million. See Note 9(b).

                                                                        Schedule

                     COMFORCE CORPORATION AND SUBSIDIARIES

                 Schedule II Valuation and Qualifying Accounts


                 Years ended December 31, 2000, 1999 and 1998

                                (in thousands)



                                                       Balance at    Charged to     Charged                     Balance
                                                       beginning      costs and     to other                   at end of
                                                       of period      expenses      accounts     Deductions      period
                                                       ---------     ---------      --------     ----------    ---------
For the year ended December 31, 2000:
    Deducted from assets to which they apply:
       Allowance for doubtful accounts                 $     868           157             -              -        1,025
                                                       =========     =========      ========     ==========    =========

For the year ended December 31, 1999:
    Deducted from assets to which they apply:
       Allowance for doubtful accounts                 $     790            78             -              -          868
                                                       =========     =========      ========     ==========    =========

For the year ended December 31, 1998:
    Deducted from assets to which they apply:
       Allowance for doubtful accounts                 $     807           (17)            -              -          790
                                                       =========     =========      ========     ==========    =========


                                 EXHIBIT INDEX

     Unless otherwise indicated, for documents incorporated herein by reference to exhibits included in SEC filings of COMFORCE Corporation, the registration number for COMFORCE Corporation is 001-06801.

2.1 Agreement and Plan of Merger, dated as of August 13, 1997, by and among COMFORCE Corporation, COMFORCE Columbus, Inc. and Uniforce Services, Inc. (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K dated August 20, 1997 and incorporated herein by reference).

2.2 Stockholders Agreement, dated as of August 13, 1997, by and among COMFORCE Corporation, COMFORCE Columbus, Inc., John Fanning and Fanning Limited Partnership, L.P. (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K dated August 20, 1997 and incorporated herein by reference).

2.3 Registration Rights Agreement dated as of August 13, 1997 by and among COMFORCE Corporation, John Fanning and Fanning Asset Partners, L.P., a Georgia limited partnership (included as an exhibit to Amendment No. 2 to the Registration Statement on Form S-4 of COMFORCE Corporation filed with the Commission on October 24, 1997 (Registration No. 333-35451) and incorporated herein by reference).

3.1 Restated Certificate of Incorporation of COMFORCE Corporation, as amended by Certificates of Amendment filed with the Delaware Secretary of State on June 14, 1987 and February 12, 1991 (included as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 of COMFORCE Corporation filed with the Commission on May 10, 1996 (Registration No. 033-6043) and incorporated herein by reference).

3.2 Certificate of Ownership (Merger) of COMFORCE Corporation into Lori Corporation (included as an exhibit to COMFORCE Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

3.3 Certificate of Amendment of Certificate of Incorporation of COMFORCE Corporation filed with the Secretary of State of Delaware on October 28, 1996 (included as an exhibit to COMFORCE Corporation's Registration Statement on Form S-8 of COMFORCE Operating, Inc. filed with the Commission on March 13, 2000 (Registration No. 333-56962) and incorporated herein by reference).

3.4 Certificate of Ownership (Merger) of AZATAR into COMFORCE Corporation (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K dated November 8, 1996 and incorporated herein by reference).

3.5 Bylaws of COMFORCE Corporation, as amended and restated effective as of February 26, 1997 (included as an exhibit to COMFORCE Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

4.1 Indenture dated as of November 26, 1997 with respect to 12% Senior Notes due 2007 between COMFORCE Operating, Inc., as issuer, and Wilmington Trust Company, as trustee (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K dated December 9, 1997 and incorporated herein by reference).

4.2 Indenture dated as of November 26, 1997 with respect to 15% Senior Secured PIK Debentures due 2009 between COMFORCE Corporation, as issuer, and The Bank of New York, as trustee (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K dated December 9, 1997 and incorporated herein by reference).

4.3 First Supplemental Indenture dated as of November 29, 2000 between COMFORCE Corporation and The Bank of New York, as trustee, to Indenture dated as of November 26, 1997 (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K dated December 19, 2000 and incorporated herein by reference).

4.4 First Supplemental Indenture dated as of November 29, 2000 between COMFORCE Corporation and Wilmington Trust Company, as trustee, to Indenture dated as of November 26, 1997 (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K dated December 19, 2000 and incorporated herein by reference).

4.5 Second Supplemental Indenture dated as of December 4, 2000 between COMFORCE Corporation and The Bank of New York, as trustee, to Indenture dated as of November 26, 1997 (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K dated December 19, 2000 and incorporated herein by reference).

4.6 Second Supplemental Indenture dated as of December 4, 2000 between COMFORCE Corporation and Wilmington Trust Company, as trustee, to Indenture dated as of November 26, 1997 (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K dated December 19, 2000 and incorporated herein by reference).

10.1 Loan and Security Agreement dated as of November 26, 1997 among COMFORCE Corporation and specified subsidiaries thereof and Heller Financial, Inc., as lender and agent for other lenders (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K dated December 9, 1997 and incorporated herein by reference).

10.2 Purchase Agreement, dated as of November 19, 1997, by and between COMFORCE Operating, Inc. and NatWest Capital Markets Limited, as Initial Purchaser (included as an exhibit to the Registration Statement on Form S-4 of COMFORCE Corporation filed with the Commission on December 24, 1997 (Registration No. 333-43327) and incorporated herein by reference).

10.3 Purchase Agreement, dated as of November 19, 1997, dated as of November 26, 1997, by and between COMFORCE Corporation and NatWest Capital Markets Limited, as Initial Purchaser (included as an exhibit to the Registration Statement on Form S-4 of COMFORCE Corporation filed with the Commission on December 24, 1997 (Registration No. 333-43327) and incorporated herein by reference).

10.4 Warrant Agreement dated November 26, 1997 by and between COMFORCE Corporation and The Bank of New York, as Warrant Agent (included as an exhibit to the Registration Statement on Form S-4 of COMFORCE Corporation filed with the Commission on December 24, 1997 (Registration No. 333-43327) and incorporated herein by reference).

10.5 Pledge Agreement dated November 26, 1997 by and between COMFORCE Corporation and The Bank of New York, as Collateral Agent (included as an exhibit to the Registration Statement on Form S-4 of COMFORCE Corporation filed with the Commission on December 24, 1997 (Registration No. 333-43327) and incorporated herein by reference).

10.6 Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning (included as an exhibit to COMFORCE Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.7 Amendment to Employment Agreement dated as of March 28, 2000 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning (included as an exhibit to COMFORCE Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8* Second Amendment to Employment Agreement dated as of January 23, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendment dated as of March 28, 2000.

10.9 Employment Agreement dated as of January 1, 1999 among COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone (included as an exhibit to COMFORCE Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.10* Amendment to Employment Agreement dated as of January 23, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone.

10.11 Loan and Security Agreement dated as of December 14, 2000 among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and IBJ Whitehall Business Credit Corporation, as lender and agent, and other named participating lenders (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K dated December 19, 2000 and incorporated herein by reference).

10.12* Amendment No. 1 dated as of January 5, 2001 to Loan and Security Agreement dated as of December 14, 2000 among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and IBJ Whitehall Business Credit Corporation, as lender and agent, and other named participating lenders.

10.13* Amendment No. 2 dated as of March 5, 2001 to Loan and Security Agreement dated as of December 14, 2000, as amended, among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and IBJ Whitehall Business Credit Corporation, as lender and agent, and other named participating lenders.

21.1*   List of  Subsidiaries.

23.1*   Consent of KPMG LLP.

23.2*   Consent of PricewaterhouseCoopers, LLP

____________________________
*       Filed herewith.