Form 10-Q
period 2001-07-01
COMFORCE CORP
filed 2001-08-14
CIK 6814

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXC-HANGE ACT OF 1934
                  For the quarterly period ended July 1, 2001
                                      OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _____  to _____

                        Commission file number: 1-6081

                             COMFORCE Corporation
            (Exact name of registrant as specified in its charter)

            Delaware                                       36-2262248
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

       415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York 11797
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:       (516) 437-3300
                                                   -----------------------------

                                Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  X     No
                                 -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at August 10, 2001
----------------------------              ----------------------------------
Common stock, $.01 par value                      16,659,109 shares

                             COMFORCE Corporation



                                     INDEX

                                                                           Page
                                                                           Number
                                                                           ------
PART I    FINANCIAL INFORMATION..........................................     3

Item 1.   Financial Statements...........................................     3

          Consolidated Balance Sheets at July 1, 2001(unaudited)
            and December 31, 2000........................................     3

          Consolidated Statements of Operations for the three and six
            months ended July 1, 2001 and June 30, 2000 (unaudited)......     4

          Consolidated Statements of Cash Flows for the six months
            ended July 1, 2001 and June 30, 2000 (unaudited).............     5

          Notes to Unaudited Consolidated Financial Statements...........     6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations................    10

Item 3.   Quantitative and Qualitative Disclosure about Market Risk......    16

PART II   OTHER INFORMATION..............................................    16

Item 1.   Legal Proceedings..............................................    16

Item 2.   Changes in Securities and Use of Proceeds (not applicable).....    16

Item 3.   Defaults Upon Senior Securities (not applicable)...............    16

Item 4.   Submission of Matters to a Vote of Security Holders............    16

Item 5.   Other Information (not applicable).............................    16

Item 6.   Exhibits and Reports on Form 8-K...............................    17

SIGNATURES...............................................................    18

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     COMFORCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (in thousands except share and per share amounts)


                                                                                          July 1,                 December 31,
                                                                                           2001                       2000
                                                                                        -----------               ------------
ASSETS:                                                                                 (unaudited)
Current assets:
  Cash and cash equivalents                                                               $  5,454                  $  4,940
  Accounts receivable, net                                                                  62,795                    69,675
  Funding and service fees receivable, net                                                  42,029                    49,392
  Prepaid expenses and other current assets                                                  3,332                     3,467
  Deferred income taxes, net                                                                 1,076                     1,076
                                                                                          --------                  --------
     Total current assets                                                                  114,686                   128,550

Deferred income taxes, net                                                                     404                       404
Property and equipment, net                                                                 12,371                    12,050
Intangible assets, net                                                                     136,319                   137,655
Deferred financing costs, net                                                                3,984                     4,755
                                                                                          --------                  --------
     Total assets                                                                         $267,764                  $283,414
                                                                                          ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                                                        $  2,083                  $  5,373
  Accrued expenses                                                                          33,267                    34,235
                                                                                          --------                  --------
     Total current liabilities                                                              35,350                    39,608

Long-term debt                                                                             181,905                   197,421
Other liabilities                                                                               85                        11
                                                                                          --------                  --------
     Total liabilities                                                                    $217,340                  $237,040
                                                                                          --------                  --------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 100,000,000 shares authorized; 16,659,108 shares and 16,659,027 shares issued and outstanding at July 1, 2001 and December 31,
   2000, respectively                                                                          167                       167


  Additional paid-in capital                                                                49,581                    49,149
  Accumulated earnings (deficit) since January 1, 1996                                         676                    (2,942)
                                                                                          --------                  --------
       Total stockholders' equity                                                           50,424                    46,374
                                                                                          --------                  --------
       Total liabilities and stockholders' equity                                         $267,764                  $283,414
                                                                                          ========                  ========

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                                    Three Months Ended                    Six Months Ended
                                                               July 1,               June 30,        July 1,           June 30,
                                                                2001                   2000           2001               2000
                                                              --------               --------        --------          --------
Revenue:
   Net sales of service                                       $112,207               $117,718        $235,559          $224,563

Costs and expenses:
   Cost of services                                             88,237                 93,294         185,117           179,089
   Selling, general and administrative expenses                 16,736                 16,084          34,495            31,326
   Depreciation and amortization                                 1,955                  1,827           3,873             3,636
                                                              --------               --------        --------          --------

       Total costs and expenses                                106,928                111,205         223,485           214,051
                                                              --------               --------        --------          --------

Operating income                                                 5,279                  6,513          12,074            10,512
                                                              --------               --------        --------          --------

Other income (expense):
   Interest expense                                             (5,129)                (5,889)        (10,822)          (11,483)
   Other income, net                                                27                    (19)             29                34
                                                              --------               --------        --------          --------
                                                                (5,102)                (5,908)        (10,793)          (11,449)
                                                              --------               --------        --------          --------

Income (loss) before income tax and extraordinary gain             177                    605           1,281              (937)
Provision for income taxes                                         578                    544           1,520               544
                                                              --------               --------        --------          --------

      Income (loss) before extraordinary gain                     (401)                    61            (239)           (1,481)

Gain on early debt extinguishment, net of taxes of $2,679           --                     --           3,857                --

                                                              --------               --------        --------          --------
    Net income (loss)                                         $   (401)              $     61        $  3,618          $ (1,481)
                                                              --------               --------        --------          --------
Basic income (loss) per common share:
  Income (loss) before extraordinary gain                     $  (0.02)              $   0.00        $  (0.01)         $  (0.09)
  Extraordinary gain                                                --                     --            0.23                --
                                                              --------               --------        --------          --------
  Net income (loss)                                           $  (0.02)              $   0.00        $   0.22          $  (0.09)
                                                              ========               ========        ========          ========

Diluted income (loss) per common share:
  Income (loss) before extraordinary gain                     $  (0.02)              $   0.00        $  (0.01)         $  (0.09)
  Extraordinary gain                                                --                     --            0.23                --
                                                              --------               --------        --------          --------
  Net income (loss)                                           $  (0.02)              $   0.00        $   0.22          $  (0.09)
                                                              ========               ========        ========          ========

Weighted average common shares outstanding, basic               16,659                 16,431          16,659            16,428
                                                              ========               ========        ========          ========
Weighted average common shares outstanding, diluted             16,659                 16,464          16,659            16,428
                                                              ========               ========        ========          ========

     The accompanying notes are an integral part of the unaudited consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                               Six Months Ended
                                                                                         July 1,                June 30,
                                                                                          2001                    2000
                                                                                         --------              ----------
Cash flows from operating activities:
  Net income (loss)                                                                      $  3,618              $   (1,481)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                         3,873                   3,636
      Amortization of deferred financing fees                                                 394                     418
      Allowance for doubtful accounts                                                         150                     (18)
      Issuance of notes in lieu of interest                                                 1,923                   2,008
      Gain on repurchase of senior notes                                                   (2,237)                     --
      Gain on repurchase of PIK notes                                                      (1,620)                     --
   Changes in assets and liabilities, net of effects of acquisitions of businesses:
      Accounts receivable and funding service fees receivable                              14,093                 (13,175)
      Prepaid expenses and other current assets                                               135                    (445)
      Accounts payable and accrued expenses                                                (6,060)                    219
                                                                                         --------              ----------
Net cash provided by (used in) operating activities                                        14,269                  (8,838)
                                                                                         --------              ----------

Cash flows from investing activities:
  Purchases of property and equipment                                                      (2,037)                 (1,861)
  Payments of contingent consideration                                                       (672)                 (1,873)
  (Increase) in deferred costs and other assets                                              (250)                     --
  Acquisition of Gerri G, net of cash acquired                                                 --                    (781)
                                                                                         --------              ----------
Net cash used in investing activities                                                      (2,959)                 (4,515)
                                                                                         --------              ----------

Cash flows from financing activities:
  Reduction of capital lease obligations                                                      (58)                    (95)
  Net borrowings under line of credit agreements                                              761                  10,920
  Repurchase of Senior Notes and PIK Debentures                                           (11,336)                     --
  Debt financing costs                                                                       (163)                     --
  Proceeds from issuance of equity securities                                                  --                      40
                                                                                         --------              ----------
Net cash provided by (used in) financing activities                                       (10,796)                 10,865
                                                                                         --------              ----------

Net increase (decrease) in cash and cash equivalents                                          514                  (2,488)
  Cash and cash equivalents at beginning of period                                          4,940                   7,818
                                                                                         --------              ----------
  Cash and cash equivalents at end of period                                             $  5,454                   5,330
                                                                                         --------              ----------

Supplemental disclosures:
  Cash paid for:
   Interest                                                                              $  6,756              $    8,592
   Income taxes                                                                             3,584                   1,288


   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

     The accompanying unaudited interim consolidated financial statements of COMFORCE Corporation ("COMFORCE") and its subsidiaries, including COMFORCE Operating, Inc. ("COI") (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results for the three and six months ended July 1, 2001 are not necessarily indicative of the results of operations for the entire year.

2.  ACQUISITION

     On February 7, 2000, the Company purchased, through its Uniforce Staffing Services, Inc. subsidiary, all of the issued and outstanding stock of Gerri G., Inc. for total consideration of $800,000 in cash. In addition, the Company agreed to contingent payments under which it would pay a minimum of $200,000 and a maximum of $600,000 in cash over a two-year period, provided certain contingencies are satisfied. Gerri G. is in the business of providing staffing and permanent placement services.

3.    DEBT

     Long-term debt at July 1, 2001 and December 31, 2000 consisted of (in thousands):

                                                                       July 1,                 December 31,
                                                                         2001                      2000
                                                                         ----                      ----

     12% Senior Notes, due 2007                                        $ 87,000                  $ 100,000
     15% Senior Secured PIK Debentures,
        due 2009                                                         27,655                     30,932
     Revolving line of credit, due December 14, 2003,
        with interest payable monthly at LIBOR plus
        2.50%.  At July 1, 2001, the weighted
        average rate was 6.7%                                            67,250                     66,489
                                                                       --------                  ---------
                     Total long-term debt                              $181,905                  $ 197,421
                                                                       ========                  =========

     During the first six months of fiscal 2001, the Company repurchased $13.0 million principal amount of its Senior Notes due 2007 (the "Senior Notes") and $5.2 million principal amount of its 15% Senior Secured PIK Debentures due 2009 (the "PIK Debentures") for a purchase price of $8.9 million and $2.5 million, respectively (including accrued and unpaid interest of $340,000). The extraordinary gain realized by these repurchases was $3.9 million, which includes the reduction of $540,000 of deferred financing costs associated with the repurchases, net of tax expense of $2.7 million.

     The debt service costs associated with the PIK Debentures may be satisfied through issuance of new notes. For the six months ended July 1, 2001, the Company issued $1,923,000 principal amount of additional PIK Debentures in lieu of interest.

4.  CHANGE IN FISCAL YEAR

     On March 22, 2001, the Company's Board of Directors adopted a resolution to change the Company's fiscal year, which was previously a calendar year. Beginning in 2001, the fiscal year will consist of the 52 or 53 weeks ending on the last Sunday in December. Accordingly, the Company's current fiscal year will end on Sunday, December 30, 2001.

5.  EARNINGS PER SHARE

     Basic income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted income (loss) per share for the three and six month periods ended July 1, 2001 and June 30, 2000 (in thousands):

                                                                           Three Months Ended               Six Months Ended
                                                                        July 1,        June 30,           July 1,     June 30,
                                                                         2001            2000              2001         2000
                                                                      ---------        -------          ---------    ---------
Numerator:
  Income (loss) before extraordinary gain                             $    (401)       $    61          $    (239)   $  (1,481)
  Gain on early debt extinguishment, net of taxes                            --             --              3,857           --
                                                                      ---------        -------          ---------    ---------
  Net income (loss)                                                   $    (401)       $    61          $   3,618    $  (1,481)
                                                                      =========        =======          =========    =========
Denominator:
  Weighted-average shares                                                16,659         16,431             16,659       16,428

Effect of dilutive securities:
  Warrants and Employee stock options                                        --             33                 --           --
                                                                      ---------        -------          ---------    ---------

Denominator for diluted income (loss) per share -
  adjusted weighted average shares and assumed
  conversions                                                            16,659         16,464             16,659       16,428
                                                                      =========        =======          =========    =========

     Outstanding options and warrants to purchase shares of common stock, representing approximately 3,100,000 shares of common stock, were not included in the computations of diluted net income (loss) per share for the three and six months ended July 1, 2001 because their effect would be anti-dilutive.

6.  STOCK OPTIONS

     During the first six months of 2001, the Company granted options to purchase in aggregate of 60,000 shares of the Company's common stock at an exercise price of $1.50 per share, which was equal to or greater than the fair market value on the date of grant. All of these options were granted to six officers and directors of the Company. These options, which were granted under the Company's Long-Term Stock Investment Plan, will vest on the first anniversary date of grant.

7.  SETTLEMENT OF LITIGATION

     On November 30, 2000, immediately prior to a scheduled jury trial, the Company settled its long-standing litigation with two former executives of the Company, Austin Iodice and Anthony Giglio. In accordance with the terms of the settlement, the Company paid to the plaintiffs $325,000 on January 2, 2001 and $300,000 on May 1, 2001 and issued options to them to purchase 555,628 shares of common stock in the aggregate at an exercise price of $0.6625 per share on January 2, 2001.

8. INDUSTRY SEGMENT INFORMATION

     The Company has determined that its reportable segments can be distinguished principally by the types of services offered to the Company's clients.

     Prior to filing its Annual Report on Form 10-K for the year ended December 31, 2000, the Company reported its results through two operating segments -- Staff Augmentation and Financial Services. Principally as a result of the development by the Company's PrO Unlimited(R) subsidiary of a business offering web-enabled solutions for the procurement, tracking and engagement of contingent labor, the Company began reporting its results through three operating segments -- Staff Augmentation, Human Capital Management Services and Financial Services.

     Revenues and profits in the Staff Augmentation segment are generated by providing supplemental staffing to client companies, generally on a time-and-materials basis. In the IT field, the Company provides highly skilled programmers, help desk personnel, systems consultants and analysts, software engineers and project managers for a wide range of technical assignments, including client server, mainframe, desktop services, help desk and
Internet/Intranet.   In the telecom sector, the Company provides skilled telecom personnel to plan, design, engineer, install and maintain wireless and wireline telecommunications systems, including cellular, PCS, microwave, radio, satellite
and other networks.   In addition, the Company provides a broad range of other
staffing services to its customers in the Staff Augmentation segment, including laboratory support (through the Company's Labforce(R) division), medical office support, professional, scientific, clerical and call center staffing.

     Revenues and profits in the Human Capital Management segment are generated through consulting and payrolling services to its clients. Through its PrO Unlimited subsidiary, the Company provides end-to-end web-enabled solutions for the effective procurement, tracking and engagement of contingent or non-employee labor. The contingent labor force consists of independent contractors, temporary workers, consultants, returning retirees and freelancers.

     Revenues and profits in the Financial Services segment are generated through contracts for payrolling, funding and outsourcing services to its clients. In this segment, the Company processes payrolls, prepares reports, pays payroll taxes and prepares and files tax returns for the contingent personnel employed by independent staffing firms. The Company also purchases the accounts receivable of independent staffing firms and receives payments directly from these firms' clients.

     The accounting policies of the segments are the same as those described in
Note 2 to the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company evaluates the performance of its segments and allocates resources to them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses. Assets of the operating segments reflect primarily net accounts receivable associated with segment activities; all other assets are included as corporate assets. The Company does not track expenditures for long-lived assets on a segment basis.

     The table below presents information on the revenues and operating contribution for each segment for the three and six months ended July 1, 2001 and June 30, 2000, and items which reconcile segment operating contribution to the Company's reported pre-tax income (loss) (in thousands).

                                                     Three months ended                                Six months ended
                                            July 1, 2001           June 30, 2000            July 1, 2001            June 30, 2000

Net sales of services:
  Staff Augmentation                            $ 77,786                 $ 82,683                $165,149                 $156,787
  Human Capital Management                        31,237                   32,034                  63,934                   62,116
      Services
  Financial Services                               3,184                    3,001                   6,476                    5,660
                                                --------                 --------                --------                 --------
                                                $112,207                 $117,718                $235,559                 $224,563
                                                ========                 ========                ========                 ========

Operating contribution:
  Staff Augmentation                            $  8,387                 $  8,731                $ 18,525                 $ 15,444
  Human Capital Management
   Services                                          772                    1,457                   1,203                    2,881

  Financial Services                               2,472                    2,379                   5,068                    4,324
                                                --------                 --------                --------                 --------
                                                  11,631                   12,567                  24,796                   22,649
                                                --------                 --------                --------                 --------

Consolidated expenses:
  Interest, net                                    5,102                    5,908                  10,793                   11,449
  Depreciation and amortization                    1,955                    1,827                   3,873                    3,636
  Corporate general and
   administrative expenses                         4,397                    4,227                   8,849                    8,501
                                                --------                 --------                --------                 --------
                                                  11,454                   11,962                  23,515                   23,586
                                                --------                 --------                --------                 --------

Income (loss) before income tax
 and extraordinary gain                         $    177                 $    605                $  1,281                 $   (937)
                                                ========                 ========                ========                 ========

                                                                                           At July 1,           At December 31,
                                                                                              2001                    2000
                                                                                          ------------         -----------------
Total assets:
  Staff Augmentation                                                                      $     45,820         $        $ 51,849
  Human Capital Management
   Services                                                                                     16,975                    17,826

   Financial Services                                                                           42,029                    49,392
   Corporate                                                                                   162,940                   164,347
                                                                                          ------------         -----------------
                                                                                          $    267,764         $         283,414
                                                                                          ============         =================

9.  ACCOUNTING AND DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     On January 1, 2001, the Company adopted Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." However, since the Company does not have any derivatives and does not engage in hedging activities, the adoption of SFAS No. 133 had no impact on the Company's consolidated financial statements.

10. NEW ACCOUNTING STANDARDS

    In July 2001, the FASB issued Statement No. 141, Business Combinations, and statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately, and to adopt Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption, the Company expects to have unamortized goodwill and identifiable intangible assets in the amount of $134.2 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $4.1 million and $2.1 million for the year ended December 31, 2000 and the six months ended July 1, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion set forth below supplements the information found in the unaudited consolidated financial statements and related notes of COMFORCE Corporation ("COMFORCE") and its subsidiaries, including COMFORCE Operating, Inc. ("COI") (collectively, the "Company").

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

     Prior to filing its Annual Report on Form 10-K for the year ended December 31, 2000, the Company reported its results through two operating segments -- Staff Augmentation and Financial Services. Principally as a result of the development by the Company's PrO Unlimited subsidiary of a business offering web-enabled solutions for the procurement, tracking and engagement of contingent labor, the Company began reporting its results through three operating segments -- Staff Augmentation, Human Capital Management Services and Financial Services. The Staff

Augmentation segment provides information technology (IT), telecom and other staffing services. The Human Capital Management Services segment provides contingent workforce management services. The Financial Services segment provides payroll, funding and outsourcing services to independent consulting and staffing companies.

     As part of its strategy to reduce its higher interest rate debt and improve its balance sheet, on February 28, 2001, the Company completed the repurchase of $11.0 million principal amount of its Senior Notes due 2007 (the "Senior Notes") for $7.5 million and on March 5, 2001, the Company completed the repurchase of an additional $2.0 million of Senior Notes for $1.4 million, the repurchase prices of which were paid from lower interest rate borrowings under the Company's revolving credit facility agented by IBJ Whitehall Business Credit Corporation (the "IBJ Credit Facility"). In addition, on March 5, 2001, the Company entered into an amendment of the IBJ Credit Facility to permit borrowings thereunder to repurchase the Company's 15% Senior Secured PIK Debentures due 2009 (the "PIK Debentures") under certain circumstances. As amended, the IBJ Credit Facility permits the use of up to $16.5 million in loan proceeds to pay the aggregate repurchase prices of Senior Notes and PIK Debentures and costs associated therewith (including related tax expenses), not more than $9.0 million of which may be used to pay the repurchase price of PIK
Debentures and such associated costs.   On March 6, 2001, the Company completed
the repurchase of $5.2 million principal amount of PIK Debentures for $2.5 million using lower interest rate borrowings under the IBJ Credit Facility. Prior thereto, during the third quarter of 2000, the Company repurchased $10.0 million principal amount of the Senior Notes for a purchase price of $5.1 million, the repurchase price of which was paid from lower interest rate borrowings under the now retired Heller Credit Facility.

Results of Operations

     Three Months Ended July 1, 2001 Compared to Three Months Ended June 30,
2000

     Net sales of services for the three months ended July 1, 2001 were $112.2 million, a decrease of 4.7% from net sales of services for the three months ended June 30, 2000 of $117.7 million. The decline in net sales of services for the second quarter of 2001 is attributable principally to recent upheavals in the telecom industry resulting in lower sales to telecom customers in the Staff Augmentation division. Sales to staffing services customers also contributed to lower sales in the Staff Augmentation division and net sales of services to the Company as a whole, partially offset by an increase in net sales of services to information technology customers.

     Cost of services for the three months ended July 1, 2001 was 78.6% of net sales of services as compared to cost of services of 79.3% for the three months ended June 30, 2000. The cost of services decreased as a percentage of net sales for the second quarter of 2001 as compared to the second quarter of 2000 as a result of the continued strategies undertaken by management to increase margins throughout the Company.

     Selling, general and administrative expenses as a percentage of net sales of services were 14.9% for the three months ended July 1, 2001, compared to 13.7% for the three months ended June 30, 2000. This increase resulted principally from higher payroll and recruiting costs with respect to non-billable staff and investments to expand the infrastructure for the Company's Human Capital Management Services segment.

     Operating income for the three months ended July 1, 2001 was $5.3 million as compared to operating income of $6.5 million for the three months ended June 30, 2000. This 18.9% decrease in operating income for the second quarter of 2001 resulted principally from the decrease in sales discussed above, higher selling, general and administrative expenses and an increase in depreciation and amortization.

     The Company's interest expense for the three months ended July 1, 2001 and June 30, 2000 is attributable to the interest on the Company's credit facility with Heller Financial, Inc. (the "Heller Credit Facility"), which had been retired in 2000, and with the IBJ Credit Facility, the Senior Notes and the PIK Debentures. During the first quarter of 2001, the Company repurchased $13.0 million principal amount of Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures for $2.5 million (including accrued and unpaid interest of $340,000), the repurchase prices of which were paid from lower interest rate borrowings under the IBJ Credit Facility. The interest expense was lower in the second quarter of 2001 due to lower interest rates under the IBJ Credit Facility as compared to the interest rates under the Heller Credit Facility in the second quarter of 2000, and by the reduction of Senior Notes and PIK Debentures through the repurchases described above as well as the repurchase of $10.0 million principal amount of Senior Notes during the third quarter of 2000.

     The IBJ Credit Facility was entered into in December 2000 to repay the Heller Credit Facility and provide the Company additional borrowing availability. The Heller Credit Facility as well as the financings evidenced by the Senior Notes and PIK Debentures were incurred in 1997, principally in connection with the funding of business acquisitions.

     The income tax provision for the three months ended July 1, 2001 was $578,000 on income before taxes and extraordinary gain of $177,000. The income tax provision for the three months ended June 30, 2000 was $544,000 on income before taxes of $605,000. The Company provides for income taxes, based upon the estimated effective tax rate (on a year to date basis). The difference between the federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of amortization expense associated with certain intangible assets, the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes.

     Six Months Ended July 1, 2001 Compared to Six Months Ended June 30, 2000

     Net sales of services for the six months ended July 1, 2001 were $235.6 million, an increase of 4.9% from net sales of services for the six months ended June 30, 2000 of $224.6 million. The increase in net sales of services for the six months ended July 1, 2001 is attributable to higher sales in each of the Company's three operating segments -- Human Capital Management Services, Staff Augmentation, and Financial Services. This increase was principally attributable to higher sales to information technology and engineering related service customers and to an increased client base in the Financial Services segment, partially offset by a decrease to telecom customers in the Staff Augmentation segment.

     Cost of services for the six months ended July 1, 2001 was 78.6% of net sales of services as compared to cost of services of 79.8% for the six months ended June 30, 2000. The cost of services decreased as a percentage of net sales for the first six months of 2001 as compared to the first six months of 2000 as a result of the continued strategies undertaken by management to increase margins throughout the Company.

     Selling, general and administrative expenses as a percentage of net sales of services were 14.6% for the six months ended July 1, 2001, compared to 13.9% for the six months ended June 30, 2000. This increase resulted principally from higher payroll and recruiting costs with respect to non-billable staff and investments to expand the infrastructure for the Company's Human Capital Management Services segment.

     Operating income for the six months ended July 1, 2001 was $12.1 million as compared to operating income of $10.5 million for the six months ended June 30, 2000. This 14.9% increase in operating income for the six months ended July 1, 2001 resulted principally from an increase in sales and corresponding gross margin, partially offset by higher selling, general and administrative expenses and an increase in depreciation and amortization.

     The Company's interest expense for the six months ended July 1, 2001 and June 30, 2000 is attributable to the interest on the Heller Credit Facility, which had been retired in 2000, and with the IBJ Credit Facility, the Senior Notes and the PIK Debentures. During the first quarter of 2001, the Company repurchased $13.0 million principal amount of Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures for $2.5 million (including accrued and unpaid interest of $340,000), the repurchase prices of which were paid from lower interest rate borrowings under the IBJ Credit Facility. The extraordinary gain that was realized by these repurchases was $3.9 million, which includes the reduction of $540,000 of deferred financing costs associated with the repurchases net of tax expense of $2.7 million. See "Financial Condition, Liquidity and Capital Resources" in this Item 2.

     The interest expense was lower in the first six months of 2001 due to lower interest rates under the IBJ Credit Facility as compared to the interest rates under the Heller Credit Facility in the first six months of 2000, and by the reduction of Senior Notes and PIK Debentures through the repurchases described above as well as the repurchase of $10.0 million principal amount of Senior Notes during the third quarter of 2000.


     The income tax provision for the six months ended July 1, 2001 was $1.5 million on income before taxes and extraordinary gain of $1.3 million. The income tax provision for the six months ended June 30, 2000 was $544,000 on a loss before taxes of $937,000. The Company provides for income taxes, based upon the estimated effective tax rate (on a year to date basis). The difference between the federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of amortization expense associated with certain intangible assets, the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes.

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

     During the six months ended July 1, 2001, the Company's primary sources of funds to meet working capital needs were from borrowings under the IBJ Credit Facility. Cash and cash equivalents increased $514,000 during the six months ended July 1, 2001. Cash flows provided by operating activities of $14.3 million exceeded cash flows used in financing activities of $10.8 million and cash flows used in investing activities of $3.0 million.

     As of July 1, 2001, the Company had outstanding $67.3 million in principal amount under the IBJ Credit Facility bearing interest at a weighted average rate of 6.7%. In addition, as of July 1, 2001, the Company had outstanding $27.7 million in principal amount of PIK Debentures bearing interest at a rate of 15%, and $87.0 million in principal amount of Senior Notes bearing interest at a rate of 12%. The debt service costs associated with the PIK Debentures may be satisfied through the issuance of new notes. To date, the Company has chosen to issue new PIK Debentures to pay these costs.

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

    The Company continues to examine strategies to reduce its higher interest rate debt and improve its balance sheet. These strategies include, but are not limited to, repurchasing Senior Notes or PIK Debentures through public market purchases or privately negotiated transactions or exchanging Senior Notes or PIK Debentures for other securities of the Company. As part of this strategy, in the first quarter of 2001, the Company repurchased $13.0 million principal amount of Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures for $2.5 million, the repurchase prices of which were paid from lower interest rate borrowings under the IBJ Credit Facility. The IBJ Credit Facility permits the use of up to $16.5 million in loan proceeds to pay the aggregate repurchase prices of Senior Notes and PIK Debentures and costs associated therewith (including related tax expenses), not more than $9.0 million of which may be used to pay the repurchase price of PIK Debentures and such associated costs. In the case of each repurchase to date, the Company has incurred tax liabilities for the forgiveness of indebtedness as a result of its repurchase of Senior Notes or PIK Debentures for consideration that is less than par. Subsequent to these purchases, management believes the remaining availability under the credit facility is sufficient to service the Company's indebtedness and to meet anticipated working capital requirements in the foreseeable future.

     Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that has been generated by Company through July
1, 2001 is net income attributable to the operations of COI.   Accordingly,
except for permitted distributions, these assets and net income are restricted
as to their use by COMFORCE.   The indenture governing the Senior Notes imposes
restrictions on COI making specified payments, which are referred to as "restricted payments," including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than (1) to upstream $2.0 million annually ($1.25 million annually prior to 2000) to pay public company expenses, (2) to upstream up to $10.0 million to pay income tax related to deemed forgiveness of PIK Debentures to facilitate the purchase or exchange by COMFORCE of PIK Debentures at less than par, (3) under certain circumstances in connection with a disposition of assets, to upstream proceeds therefrom to repay the PIK Debentures, and (4) to upstream funds to the extent COI meets the restricted payments test under the indenture.

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

     As of July 1, 2001, approximately $136.3 million, or 50.9%, of the Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions. Intangible assets are amortized over a 5 to 40 year period, resulting in an annual non-cash charge of approximately $4.5 million. Effective January 1, 2002, the Company will cease recording goodwill amortization amounting to approximately $4.2 million, as described below under "--New Accounting Standards."

     The Company is obligated under various agreements to make earn-out payments to the sellers of companies acquired by the Company and to sellers of franchised businesses repurchased by the Company, subject to the sellers meeting specified contractual requirements. The maximum amount of the remaining potential earn-out payments is approximately $525,000 in cash payable through December 31, 2002. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies or franchised businesses will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

New Accounting Standards

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately, and to adopt Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption, the Company expects to have unamortized goodwill and identifiable intangible assets in the amount of $134.2 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $4.1 million and $2.1 million for the year ended December 31, 2000 and the six months ended July 1, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Seasonality

    The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for engineer-related, IT and telecom staffing services has historically been lower during the second half of the fourth quarter through the following first quarter, and, generally, shows gradual improvement until the second half of the fourth quarter. The Company believes that the effects of seasonality will be less severe in the future if sales of its niche, human capital management and financial service products continue to increase as a percentage of the Company's consolidated net sales of services.

Forward Looking Statements

     Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to, heightened competition for customers as well as for contingent personnel which could potentially require the Company to reduce its current fee scales without being able to reduce the personnel costs of its billable employees; due to the Company's significant leverage, its greater vulnerability to economic downturns and its potentially diminished ability to obtain additional financing for capital expenditures or for other purposes; if the Company is unable to sustain the cash flow necessary to support the retention of goodwill on its balance sheet (an analysis of which is required to be conducted annually), it could be required to writedown the impaired assets, which could have a material adverse impact on its financial condition and results of operations; or, if COI does not generate sufficient consolidated net income or have other funds available to upstream to COMFORCE under the restricted payments test of the Senior Notes indenture in order for it to pay cash interest on the PIK Debentures (which is required beginning June 1, 2003) or to repay the PIK Debentures at their maturity on December 1, 2009 or on any earlier required repayment or repurchase date, then, unless COMFORCE obtains a loan or sells its capital stock or other securities to provide funds for this purpose, the Company will default under the indentures governing the PIK Debentures and the Senior Notes and under the IBJ Credit Facility. Additional important factors that could cause the Company to be unable to realize its plans and objectives are described under "Risk Factors" in the Registration Statement on Form S-3 of the Company filed with the Securities and Exchange Commission on December 21, 2000 (Registration No. 333-52356). The disclosure under "Risk Factors" in the Registration Statement may be accessed through the Web site maintained by the Securities and Exchange Commission at

"www.sec.gov." In addition, the Company will provide, without charge, a copy of such "Risk Factors" disclosure to each stockholder of the Company who requests such information. Requests for copies should be directed to the attention of Linda Annicelli, Vice President of Administration at COMFORCE Corporation, 415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York 11797, telephone 516-437-3300.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2000. There has been no material change in the disclosure regarding market risk.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  Since the date of the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 12, 2001, the annual meeting of the stockholders of the Company was held. At this meeting, the stockholders voted on (1) the election of directors, with each to serve for a term of one year, and (2) the ratification of the appointment of KPMG LLP as the Company's auditors for the year ending December 30, 2001.

     The following individuals were elected to the Board of Directors upon the vote shown:

             Nominee                  For                Withheld

     John C. Fanning               13,447,049             132,848
     Harry Maccarrone              13,564,871              15,026
     Kenneth J. Daley              13,564,881              15,016
     Rosemary Maniscalco           13,564,881              15,016
     Daniel Raynor                 13,564,875              15,022
     Gordon Robinett               13,564,876              15,021

     The appointment of KPMG LLP was ratified and approved upon the following vote:

                                            Abstentions and
                   For         Against      Broker non-Votes


                13,449,463      5,605           124,829


ITEM 5.  OTHER INFORMATION.

  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits.

        None.

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

Date: August 10, 2001