Form 10-Q
period 2001-09-30
COMFORCE CORP
filed 2001-11-13
CIK 6814

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _____  to _____

                         Commission file number: 1-6081

                             COMFORCE Corporation
            (Exact name of registrant as specified in its charter)

              Delaware                                    36-2262248
   -------------------------------             --------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

          415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York  11797
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:       (516) 437-3300
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
                                 Yes  X           No
                                     ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at November 8, 2001
----------------------------                 ----------------------------------
Common stock, $.01 par value                 16,659,170 shares

                             COMFORCE Corporation

                                     INDEX

                                                                       Page
                                                                       Number
                                                                       ------

PART I  FINANCIAL INFORMATION........................................     3

Item 1. Financial Statements.........................................     3

        Consolidated Balance Sheets at September 30, 2001(unaudited)
          and December 31, 2000......................................     3

        Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and September 30, 2000
          (unaudited)................................................     4

        Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2001 and September 30, 2000
          (unaudited)................................................     5

        Notes to Unaudited Consolidated Financial Statements.........     6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................    11

Item 3. Quantitative and Qualitative Disclosure about Market Risk....    18

PART II OTHER INFORMATION............................................    18

Item 1. Legal Proceedings............................................    18

Item 2. Changes in Securities and Use of Proceeds....................    18

Item 3. Defaults Upon Senior Securities (not applicable).............    19

Item 4. Submission of Matters to a Vote of Security Holders
          (not applicable)...........................................    19

Item 5. Other Information (not applicable)...........................    19

Item 6. Exhibits and Reports on Form 8-K.............................    19

SIGNATURES...........................................................    20

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     COMFORCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                              September 30,      December 31,
                                                                                  2001               2000
                                                                             ---------------     -----------
ASSETS:                                                                         (unaudited)

Current assets:
  Cash and cash equivalents                                                         $  5,494        $  4,940
  Accounts receivable, net                                                            55,588          69,675
  Funding and service fees receivable, net                                            40,621          49,392
  Prepaid expenses and other current assets                                            4,420           3,467
  Deferred income taxes, net                                                           1,076           1,076
                                                                             ---------------     -----------
       Total current assets                                                          107,199         128,550

Deferred income taxes, net                                                               404             404
Property and equipment, net                                                           12,283          12,050
Intangible assets, net                                                               135,351         137,655
Deferred financing costs, net                                                          3,375           4,755
                                                                             ---------------     -----------
       Total assets                                                                 $258,612        $283,414
                                                                             ===============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                                                                  $  2,129        $  5,373
  Accrued expenses                                                                    40,019          34,235
                                                                             ---------------     -----------
       Total current liabilities                                                      42,148          39,608

Long-term debt                                                                       161,339         197,421
Other liabilities                                                                        273              11
                                                                             ---------------     -----------
       Total liabilities                                                             203,760         237,040
                                                                             ---------------     -----------


Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value; 100,000,000 shares authorized; 16,659,168 shares and 16,659,027 shares issued and outstanding at September 30, 2001
   and December 31, 2000, respectively                                                   167             167
  Additional paid-in capital                                                          49,581          49,149
  Accumulated earnings (deficit) since January 1, 1996                                 5,104          (2,942)
                                                                             ---------------     -----------
       Total stockholders' equity                                                     54,852          46,374
                                                                             ---------------     -----------
       Total liabilities and stockholders' equity                                   $258,612        $283,414
                                                                             ===============     ===========

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands except per share amounts)
                                  (unaudited)

                                                 Three months ended               Nine months ended
                                            September 30,     September 30,   September 30,   September 30,
                                                2001              2000            2001            2000
                                          --------------      ------------      ---------     -----------

Revenue:
   Net sales of service                         $107,508          $120,441       $343,067        $345,004
Costs and expenses:
   Cost of services                               86,337            94,778        271,454         273,867
   Selling, general and administrative
        expenses                                  15,103            16,867         49,598          48,193
   Depreciation and amortization                   2,021             1,858          5,894           5,494
                                          --------------      ------------      ---------     -----------
        Total costs and expenses                 103,461           113,503        326,946         327,554
                                          --------------      ------------      ---------     -----------
Operating income                                   4,047             6,938         16,121          17,450
                                          --------------      ------------      ---------     -----------

Other income (expense):
  Interest expense                                (4,900)           (5,897)       (15,722)        (17,380)
  Restricted covenant release                        ---             1,000            ---           1,000
  Other income, net                                   11               205             40             239
                                          --------------      ------------      ---------     -----------
                                                  (4,889)           (4,692)       (15,682)        (16,141)
                                          --------------      ------------      ---------     -----------
Income (loss) before income tax and
     extraordinary gain                             (842)            2,246            439           1,309
Provision for income taxes                           136             1,717          1,656           2,261
                                          --------------      ------------      ---------     -----------
      Income (loss) before extraordinary
           gain                                     (978)              529         (1,217)           (952)
Gain on early debt extinguishment,
     net of taxes (1)                              5,406             2,660          9,263           2,660
                                          --------------      ------------      ---------     -----------
      Net income                                $  4,428          $  3,189       $  8,046        $  1,708
                                          --------------      ------------      ---------     -----------

Basic income (loss) per common share:
  Income (loss) before extraordinary gain       $  (0.06)         $   0.03       $  (0.07)       $  (0.06)
  Extraordinary gain                                0.33              0.16           0.55            0.16
                                          --------------      ------------      ---------     -----------
  Net income                                    $   0.27          $   0.19       $   0.48        $   0.10
                                          ==============      ============      =========     ===========

Diluted income (loss) per common share:
  Income (loss) before extraordinary gain       $  (0.06)         $   0.03       $  (0.07)       $  (0.06)
  Extraordinary gain                                0.33              0.16           0.55            0.16
                                          --------------      ------------      ---------     -----------
  Net income                                    $   0.27          $   0.19       $   0.48        $   0.10
                                          ==============      ============      =========     ===========
Weighted average common shares
 outstanding, basic                               16,659            16,431         16,659          16,429
                                          ==============      ============      =========     ===========
Weighted average common shares
 outstanding, diluted                             16,659            16,453         16,659          16,429
                                          ==============      ============      =========     ===========

(1) Net of taxes of $3.9 million and $2.0 million for the three month periods ended September 30, 2001 and 2000, respectively, and for the nine month periods ended September 30, 2001 and 2000 taxes of $6.6 million and $2.0 million, respectively, were included.

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                              Nine months ended
                                                                                  September 30,               September 30,
                                                                                       2001                        2000
                                                                                  -------------               -------------
Cash flows from operating activities:
  Net income                                                                           $  8,046                    $  1,708
  Adjustments to reconcile net income
         to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                       5,894                       5,494
      Amortization of deferred financing fees                                               592                         623
      Allowance for doubtful accounts                                                       197                          (5)
      Issuance of notes in lieu of interest                                               1,923                       2,008
      Gain on repurchase of Senior Notes                                                 (2,238)                     (2,660)
      Gain on repurchase of PIK Debentures                                               (7,025)                         --
   Changes in assets and liabilities, net of effects of
         acquisitions of businesses:
      Accounts receivable and funding service fees receivable                            22,661                     (24,342)
      Prepaid expenses and other current assets                                            (953)                     (1,334)
      Accounts payable and accrued expenses                                              (2,149)                      9,467
                                                                                  -------------               -------------
Net cash provided by (used in) operating activities                                      26,948                      (9,041)
                                                                                  -------------               -------------


Cash flows from investing activities:
  Purchases of property and equipment                                                    (2,900)                     (2,372)
  Payments of contingent consideration                                                     (773)                     (2,374)
  (Increase) in deferred costs and other assets                                            (250)                        (50)
  Acquisition of Gerri G, net of cash acquired                                               --                        (780)
                                                                                  -------------               -------------
Net cash used in investing activities                                                    (3,923)                     (5,576)
                                                                                  -------------               -------------


Cash flows from financing activities:
  Reduction of capital lease obligations                                                    (60)                       (163)
  Net borrowings under line of credit agreements                                         (9,805)                     18,921
  Repurchase of Senior Notes and PIK Debentures                                         (11,336)                     (5,080)
  Debt financing costs                                                                     (270)                         --
  Cash consideration paid in exchange of convertible debt                                (1,000)                         --
  Proceeds from issuance of equity securities                                                --                          39
                                                                                  -------------               -------------
Net cash provided by (used in) financing activities                                     (22,471)                     13,717
                                                                                  -------------               -------------


Net increase (decrease) in cash and cash equivalents                                        554                        (900)
  Cash and cash equivalents at beginning of period                                        4,940                       7,818
                                                                                  -------------               -------------
  Cash and cash equivalents at end of period                                           $  5,494                    $  6,918
                                                                                  =============               =============


Supplemental disclosures:
  Cash paid for:
   Interest                                                                            $  8,976                    $  9,892
   Income taxes                                                                           5,591                       1,439
Supplemental schedule of significant non-cash financing activities:
   Issuance of 8% Subordinated Convertible Note in exchange
     for 15% PIK Debentures                                                            $  8,000                          --


   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

     The accompanying unaudited interim consolidated financial statements of COMFORCE Corporation ("COMFORCE") and its subsidiaries, including COMFORCE Operating, Inc. ("COI") (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations for the entire year.

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

3.    DEBT

     Long-term debt at September 30, 2001 and December 31, 2000 consisted of (in thousands):

                                                                    September 30,              December 31,
                                                                        2001                       2000
                                                                    -----------                -----------
12% Senior Notes, due 2007                                             $ 87,000                  $ 100,000
15% Senior Secured PIK Debentures,
 due 2009                                                                 9,655                     30,932
8% Subordinated Convertible Note, due 2009                                8,000                        ---
Revolving line of credit, due December 14, 2003,
 with interest payable monthly at LIBOR plus
 2.50%.  At September 30, 2001, the weighted
 average rate was 6.2%                                                   56,684                     66,489
                                                                    -----------                -----------
         Total long-term debt                                          $161,339                  $ 197,421
                                                                    ===========                ===========

     During the first nine months of fiscal 2001, the Company repurchased $13.0 million principal amount of its Senior Notes due 2007 (the "Senior Notes") for a cash purchase price of $8.9 million. In addition, during this period, the Company repurchased $5.2 million principal amount of its 15% Senior Secured PIK Debentures due 2009 (the "PIK Debentures") for a cash purchase price of $2.5 million (including accrued and unpaid interest of $340,000). The Company also retired an additional $18.0 million principal amount of its PIK Debentures through the exchange for $8.0 million principal amount of its 8% Subordinated Convertible Note due December 2, 2009 (the "Convertible Note") (including accrued and unpaid interest of $860,000) and payment of cash consideration of $1.0 million. The Convertible Note bears interest at the rate of 8% per annum, payable semi-annually on June 1 and December 1 in each year. Through December 1, 2003, interest on the Convertible Note may, at the election of the Company, be paid-in-kind through its issuance of additional Convertible Notes. The Convertible Note is convertible into the Company's common stock based on a price of $1.70 per share of common stock, provided that if such conversion would result in a change of control occurring under the terms of the Company's indentures, the Convertible Note will be convertible into shares of non-voting preferred stock having a nominal liquidation preference (but no other preferences), which in turn will be convertible into common stock at the holder's option at any time so long as the conversion would not result in a change of control. See Note 10 and "Debt Restructuring" under Part I, Item 2 of this Report. The extraordinary gain realized by these transactions was $9.3 million, which includes the reduction of $1.1 million of deferred financing costs associated with the repurchases, net of tax expense of $6.6 million.

     The debt service costs associated with the PIK Debentures may be satisfied through issuance of new notes. For the nine months ended September 30, 2001, the Company issued $1,923,000 principal amount of additional PIK Debentures in lieu of interest.

4.  CHANGE IN FISCAL YEAR

     On March 22, 2001, the Company's Board of Directors adopted a resolution to change the Company's fiscal year, which was previously a calendar year. Beginning in 2001, the fiscal year will consist of the 52 or 53 weeks ending on the last Sunday in December. Accordingly, the Company's current fiscal year will end on Sunday, December 30, 2001.

5.  EARNINGS PER SHARE

     Basic income (loss) per common share is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted income (loss) per share for the three and nine month periods ended September 30, 2001 and September 30, 2000 (in thousands):

                                         Three months ended                 Nine months ended
                                 September 30,        September 30,    September 30,    September 30,
                                     2001                 2000             2001             2000
                                 -------------        -------------    -------------    ------------

 Numerator:
     Income (loss) before
      extraordinary gain               $  (978)             $   529        $(1,217)          $  (952)
     Gain on early debt
      extinguishment, net
      of taxes                           5,406                2,660          9,263             2,660
                                 -------------        -------------    -----------       -----------
      Net income                       $ 4,428              $ 3,189        $ 8,046           $ 1,708
                                 =============        =============    ===========       ===========


 Denominator:
     Weighted-average
      shares                            16,659               16,431         16,659            16,429

 Effect of dilutive
  securities:
     Warrants and Employee
      stock options                        ---                   22            ---               ---
                                 -------------        -------------    -----------       -----------


 Denominator for diluted
  income (loss) per
        share - adjusted
        weighted average
        shares and assumed
        conversions                     16,659               16,453         16,659            16,429
                                 =============        =============    ===========       ===========

     Outstanding options and warrants to purchase shares of common stock, representing approximately 3.2 million shares of common stock, were not included in the computations of diluted net income (loss) per share for the three and nine months ended September 30, 2001 because their effect would be anti-dilutive.

6.  STOCK OPTIONS

     During the first nine months of 2001, the Company granted options to purchase an aggregate of 60,000 shares of the Company's common stock at an exercise price of $1.50 per share, which was equal to or greater than the fair market value on the date of grant. All of these options were granted to six officers and directors of the Company. These options, which were granted under the Company's Long-Term Stock Investment Plan, will vest on the first anniversary date of grant.

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

     The table below presents information on the revenues and operating contribution for each segment for the three and nine months ended September 30, 2001 and September 30, 2000, and items which reconcile segment operating contribution to the Company's reported pre-tax income (loss) (in thousands).

                                                 Three months ended                                 Nine months ended
                                     September 30,              September 30,           September 30,              September 30,
                                          2001                      2000                     2001                       2000
                                  ---------------------      -------------------     --------------------     ---------------------
Net sales of services:
  Staff Augmentation                           $ 73,628                 $ 83,589                 $238,777                  $240,377
  Human Capital
       Management Services                       31,112                   33,803                   95,046                    95,918
  Financial Services                              2,768                    3,049                    9,244                     8,709
                                  ---------------------      -------------------     --------------------     ---------------------
                                               $107,508                 $120,441                 $343,067                  $345,004
                                  =====================      ===================     ====================     =====================


Operating contribution:
  Staff Augmentation                           $  7,055                 $  9,463                 $ 25,580                  $ 24,907
  Human Capital
       Management Services                          716                    1,048                    1,919                     3,929
  Financial Services                              2,134                    2,317                    7,202                     6,641
                                  ---------------------      -------------------     --------------------     ---------------------
                                                  9,905                   12,828                   34,701                    35,477
                                  ---------------------      -------------------     --------------------     ---------------------

Consolidated expenses:
  Other income/expense, net                       4,889                    4,692                   15,682                    16,141
  Depreciation and
       amortization                               2,021                    1,858                    5,894                     5,494
  Corporate general and
       administrative expenses                    3,837                    4,032                   12,686                    12,533
                                  ---------------------      -------------------     --------------------     ---------------------
                                                 10,747                   10,582                   34,262                    34,168
                                  ---------------------      -------------------     --------------------     ---------------------
Income (loss) before income
     tax and extraordinary gain                $   (842)                $  2,246                 $    439                  $  1,309
                                  =====================      ===================     ====================     =====================

                                                                                        At September 30,         At December 31,
                                                                                              2001                     2000
                                                                                     --------------------     ---------------------
Total assets:
  Staff Augmentation                                                                             $ 40,364                  $ 51,849
  Human Capital
       Management Services                                                                         15,224                    17,826
  Financial Services                                                                               40,621                    49,392
  Corporate                                                                                       162,403                   164,347
                                                                                     --------------------     ---------------------
                                                                                                 $258,612                  $283,414
                                                                                     ====================     =====================

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

10.  RELATED PARTY TRANSACTION

     On September 21, 2001, the Company completed the exchange of $18.0 million principal amount of PIK Debentures for the Company's Convertible Note in the principal amount of $8.0 million, plus $1.0 million in cash. The Convertible Note was issued to a limited partnership in which John Fanning, the Company's Chairman and Chief Executive Officer, holds the principal economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of this limited partnership and, by virtue of this role, is deemed to be a beneficial owner of the Convertible Note. See Note 3 for a description of the terms of the Convertible Note.

11.  NEW ACCOUNTING STANDARDS

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

     The Company is required to adopt the provisions of Statement 141 immediately, and to adopt Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before June 30, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to nine months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption, the Company expects to have unamortized goodwill and identifiable intangible assets in the amount of $134.9 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $4.1 million and $3.1 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company does not expect the adoption of SFAS 143 to have a significant effect on its results of operations or its financial position.

  In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, while retaining the fundamental recognition and measurement provisions of that statement. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spinoff to be considered held and used until it is disposed of. However, SFAS No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 retains the provisions of SFAS No. 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. SFAS No. 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on January 1, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 144 will have on the Company's consolidated financial statements.



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

Debt Restructuring

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

     On September 21, 2001, the Company completed the exchange of $18.0 million principal amount of PIK Debentures (including accrued and unpaid interest of $860,000) for the Company's 8% Subordinated Convertible Note due December 2, 2009 in the principal amount of $8.0 million (the "Convertible Note"), plus $1.0 million in cash. Interest on the PIK Debentures accrues at the rate of 15% per annum and, through December 1, 2002, may, at the election of the Company, be paid-in-kind through its issuance of additional PIK Debentures. The Convertible Note bears interest at the rate of 8% per annum, payable semi-annually on June 1 and December 1 in each year. Through December 1, 2003, interest on the Convertible Note may, at the election of the Company, be paid-in-kind through its issuance of additional Convertible Notes. The Convertible Note is convertible into the Company's common stock based on a price of $1.70 per share of common stock, provided that if such conversion would result in a change of control occurring under the terms of the indentures governing the PIK Debentures or the Senior Notes, the Convertible Note will be convertible into shares of non-voting preferred stock having a nominal liquidation preference (but no other preferences), which in turn will be convertible into common stock at the holder's option at any time so long as the conversion would not result in a change of control.

     The holder of the $18.0 million PIK Debentures that were exchanged for the $8.0 million Convertible Note is a limited partnership in which John Fanning, the Company's Chairman and Chief Executive Officer, holds the principal economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of this limited partnership and, by virtue of this role, is deemed to be a beneficial owner of the Convertible Note. The Company obtained the opinion of an independent investment banking firm of nationally recognized standing that this exchange transaction was fair to the Company from a financial point of view. Prior to the exchange, the Company received the consent to eliminate certain of the covenants in the indenture governing the PIK Debenture.

Results of Operations

     Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Net sales of services for the three months ended September 30, 2001 were $107.5 million, a decrease of 10.7% from net sales of services for the three months ended September 30, 2000 of $120.4 million. The decrease in net sales of services is attributable principally to a sharp decline in the telecom industry resulting in lower sales to telecom customers in the Staff Augmentation division. Sales to staffing services customers also contributed to lower sales in the Staff Augmentation division, partially offset by an increase in net sales of services to information technology customers. Due to the continuing effects of the soft economy, revenues were down in the Human Capital Management Services segment and service revenues declined in the Financial Services segment as well.

     Cost of services for the three months ended September 30, 2001 was 80.3% of net sales of services as compared to cost of services of 78.7% for the three months ended September 30, 2000. The cost of services increased as a percentage of net sales for the third quarter of 2001 as compared to the third quarter of 2000 primarily as a result of lower total company sales, in particular, lower sales and gross margin percentage to telecom customers discussed above, as well as decreases in permanent placement fees.

     Selling, general and administrative expenses as a percentage of net sales of services were 14.1% for the three months ended September 30, 2001, compared to 14.0% for the three months ended September 30, 2000. Due to the lower sales discussed above, management undertook initiatives to reduce selling, general and administrative costs for the quarter. These costs were further reduced by lower commissions as a result of the decrease in sales discussed above.

     Operating income for the three months ended September 30, 2001 was $4.0 million as compared to operating income of $6.9 million for the three months ended September 30, 2000. This 41.7% decrease in operating income for the third quarter of 2001 resulted principally from the decrease in sales and gross margin discussed above, and an increase in depreciation and amortization, partially offset by lower selling, general administrative expenses.

     The Company's interest expense for the three months ended September 30, 2001 and September 30, 2000 is attributable to the interest on the Company's credit facility with Heller Financial, Inc. (the "Heller Credit Facility"), which was terminated in December 2000, the IBJ Credit Facility, which was entered into in December 2000, the Senior Notes and the PIK Debentures. The IBJ Credit Facility was entered into to repay the Heller Credit Facility and provide the Company additional borrowing availability. The Heller Credit Facility as well as the financings evidenced by the Senior Notes and PIK Debentures were incurred in 1997, principally in connection with the funding of business acquisitions.

     During the first quarter of 2001, the Company repurchased $13.0 million principal amount of Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures for $2.5 million (including accrued and unpaid interest of $340,000), the repurchase prices of which were paid from lower interest rate borrowings under the IBJ Credit Facility. On September 21, 2001, the Company completed the exchange of $18.0 million principal amount of PIK Debentures (including accrued and unpaid interest of $860,000) for its Convertible Note (bearing interest at the per annum rate of 8%), plus $1.0 million in cash. The extraordinary gain realized by the Company as a result of these transactions was $9.3 million, which includes the reduction of $1.1 million of deferred financing costs associated with the repurchases, net of tax expense of $6.6 million. See "Financial Condition, Liquidity and Capital Resources" in this Item 2.

     The interest expense was lower for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 due to lower market interest rates and borrowings under the IBJ Credit Facility as well as the reduction of Senior Notes and PIK Debentures through the repurchases described above.

     The income tax provision for the three months ended September 30, 2001 was $136,000 on a loss of $842,000 before taxes and extraordinary gain associated with the retirement of the PIK Debentures through the exchange described above. The income tax provision for the three months ended September 30, 2000 was $1.7 million on income before taxes of $2.2 million. The Company provides for income taxes, based upon the estimated effective tax rate (on a year to date basis). The difference between the federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of amortization expense associated with certain intangible assets, the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes.

     Nine months Ended September 30, 2001 Compared to Nine months Ended September 30, 2000

     Net sales of services for the nine months ended September 30, 2001 were $343.1 million, a decrease of 0.6% from net sales of services for the nine months ended September 30, 2000 of $345.0 million. The decrease in net sales of services is attributable principally to a sharp decline in the telecom industry resulting in lower sales to telecom customers in the Staff Augmentation division. Sales to staffing services customers also contributed to lower sales in the Staff Augmentation division, partially offset by an increase in net sales of services to information technology customers and to the Financial Services segment. Also due to the continuing effects of the soft economy, revenues were lower to the Human Capital Management Services segment.

     Cost of services for the nine months ended September 30, 2001 was 79.1% of net sales of services as compared to cost of services of 79.4% for the nine months ended September 30, 2000. The cost of services decreased as a percentage of net sales for the first nine months of 2001 as compared to the first nine months of 2000 as a result of the continued focus on higher margin niche products, partially offset by lower sales (and gross margin percentages on sales) to telecom customers and a decrease in permanent placement fees.

     Selling, general and administrative expenses as a percentage of net sales of services were 14.5% for the nine months ended September 30, 2001, compared to 14.0% for the nine months ended September 30, 2000. This increase resulted principally from higher payroll and recruiting costs with respect to non-billable staff and investments to expand the infrastructure for the Company's Human Capital Management Services segment during the first half of 2001, offset partially by initiatives made by management during the third quarter to reduce costs.

     Operating income for the nine months ended September 30, 2001 was $16.1 million as compared to operating income of $17.5 million for the nine months ended September 30, 2000. This 7.6% decrease in operating income for the nine months ended September 30, 2001 resulted principally from a decrease in sales, particularly in the telecom sector, higher selling, general and administrative expenses and an increase in depreciation and amortization.

     The Company's interest expense for the nine months ended September 30, 2001 and September 30, 2000 is attributable to the interest on the Heller Credit Facility, which was terminated in December 2000, the IBJ Credit Facility, which was entered into in December 2000, the Senior Notes and the PIK Debentures. The IBJ Credit Facility was entered into to repay the Heller Credit Facility and provide the Company additional borrowing availability. The Heller Credit Facility as well as the financings evidenced by the Senior Notes and PIK Debentures were incurred in 1997, principally in connection with the funding of business acquisitions.

     During the first quarter of 2001, the Company repurchased $13.0 million principal amount of Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures for $2.5 million (including accrued and unpaid interest of $340,000), the repurchase prices of which were paid from lower interest rate borrowings under the IBJ Credit Facility. On September 21, 2001, the Company completed the exchange of $18.0 million principal amount of PIK Debentures (including accrued and unpaid interest of $860,000) for its Convertible Note (bearing interest at the per annum rate of 8%), plus $1.0 million in cash. The extraordinary gain realized by Company during the nine months ended September 30, 2001 as a result of the repurchases and the exchange was $9.3 million, which includes the reduction of $1.1 million of deferred financing costs associated with these transactions, net of tax expense of $6.6 million. See "Financial Condition, Liquidity and Capital Resources" in this Item 2.

     The interest expense was lower for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 due to lower market interest rates and borrowings under the IBJ Credit Facility as well as the reduction of Senior Notes and PIK Debentures through the repurchases and the exchange described above.

     The income tax provision for the nine months ended September 30, 2001 was $1.7 million on income of $439,000 before taxes and extraordinary gain associated with the retirement of the Senior Notes and PIK Debentures through the repurchases and exchange described above. The income tax provision for the nine months ended September 30, 2000 was $2.3 million on income before taxes of $1.3 million. The Company provides for income taxes, based upon the estimated effective tax rate (on a year to date basis). The difference between the federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of amortization expense associated with certain intangible assets, the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes.

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

     During the nine months ended September 30, 2001, the Company's primary sources of funds to meet working capital needs were from borrowings under the IBJ Credit Facility. Cash and cash equivalents increased $554,000 during the nine months ended September 30, 2001. Cash flows provided by operating activities of $26.9 million exceeded cash flows used in financing activities of $22.5 million and cash flows used in investing activities of $3.9 million.

     As of September 30, 2001, the Company had outstanding $56.7 million principal amount under the IBJ Credit Facility bearing interest at a weighted average rate of 6.2% per annum. In addition, as of September 30, 2001, the Company had outstanding $9.7 million principal amount of PIK Debentures bearing interest at a rate of 15% per annum, $87.0 million principal amount of Senior Notes bearing interest at a rate of 12% per annum and $8.0 million principal amount of Convertible Notes bearing interest at the rate of 8% per annum. As more fully described below, the debt service costs associated with the PIK Debentures and the Convertible Notes may be satisfied through the issuance of new PIK Debentures or Convertible Notes, respectively. To date, the Company has chosen to issue new PIK Debentures to pay these costs.

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

     The Company has adopted a strategy to reduce its higher interest rate debt and improve its balance sheet by retiring Senior Notes and PIK Debentures through public market and privately negotiated transactions and exchanging PIK Debentures for the new Convertible Note with a substantially lower interest
rate.   In the first quarter of 2001, the Company repurchased $13.0 million principal amount of Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures for $2.5 million, the repurchase prices of which were paid from lower interest rate borrowings under the IBJ Credit Facility. In the third quarter of 2001, the Company completed the exchange of $18.0 million principal amount of PIK Debentures (bearing interest at the rate of 15% per annum) for its new $8 million Convertible Note (bearing interest at the rate of 8% per annum), plus $1.0 million in cash.

     The IBJ Credit Facility permits the use of up to $16.5 million in loan proceeds to pay the aggregate repurchase prices of Senior Notes and PIK Debentures and costs associated therewith (including related tax expenses), not more than $9.0 million of which may be used to pay the repurchase price of PIK Debentures and such associated costs. In the case of each repurchase and the exchange, the Company has incurred tax liabilities for the forgiveness of indebtedness as a result of its retirement of Senior Notes and PIK Debentures for consideration that is less than par. Management believes that the remaining availability under the IBJ Credit Facility is sufficient to service the Company's indebtedness and to meet anticipated working capital requirements in the foreseeable future.

     Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that has been generated by Company through September 30, 2001 is net income attributable to the operations of COI. Accordingly, except for permitted distributions, these assets and net income are
restricted as to their use by COMFORCE.   The indenture governing the Senior
Notes imposes restrictions on COI making specified payments, which are referred to as "restricted payments," including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than (1) to upstream $2.0 million annually ($1.25 million annually prior to 2000) to pay public company expenses, (2) to upstream up to $10.0 million to pay income tax related to deemed forgiveness of PIK Debentures to facilitate the purchase or exchange by COMFORCE of PIK Debentures at less than par, (3) under certain circumstances in connection with a disposition of assets, to upstream proceeds therefrom to repay the PIK Debentures, and (4) to upstream funds to the extent COI meets the restricted payments test under the indenture.

     Through December 1, 2002, interest under the PIK Debentures is payable, at the option of COMFORCE, in cash or in kind through the issuance of additional PIK Debentures. In addition, through December 1, 2003, interest under the Convertible Notes is payable, at the option of COMFORCE, in cash or in kind through the issuance of additional Convertible Notes. To date, COMFORCE has paid all interest under the PIK Debentures in kind. Beginning with the interest payment due June 1, 2003, COMFORCE will be required to pay interest on the PIK Debentures in cash. Beginning with the interest payment due June 1, 2004, COMFORCE will be required to pay interest on the Convertible

Notes in cash. Its ability to pay cash interest in each case will be dependent on the ability of COI to upstream funds for this purpose under the restricted payments test. In addition, COMFORCE's ability to repay the PIK Debentures at their maturity on December 1, 2009 or the Convertible Note at its maturity on December 2, 2009, or on any earlier required repayment or repurchase date, will also be dependent on the ability of COI to upstream funds for such purposes under the restricted payments test, unless COMFORCE separately obtains a loan or sells its capital stock or other securities to provide funds for such purposes.

     As of September 30, 2001, approximately $135.4 million, or 52.3%, of the Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions. Intangible assets are amortized over a 5 to 40 year period, resulting in an annual non-cash charge of approximately $4.5 million. Effective January 1, 2002, the Company will cease recording goodwill amortization amounting to approximately $4.2 million, as described below under "--New Accounting Standards."

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

     The Company is required to adopt the provisions of Statement 141 immediately, and to adopt Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before June 30, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to nine months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption, the Company expects to have unamortized goodwill and identifiable intangible assets in the amount of $134.9 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $4.1 million for the year ended December 31, 2000 and $3.1 million for the nine months ended September 30, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company is in the process of determining the future impact that the adoption of FAS 143 may have on its earnings and financial position.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, while retaining the fundamental recognition and measurement provisions of that statement. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spinoff to be considered held and used until it is disposed of. However, SFAS No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 retains the provisions of SFAS No. 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. SFAS No. 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on January 1, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

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

Forward Looking Statements

     Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to, adverse general economic conditions (particularly since the events of September 11, 2001); recent upheavals in the telecommunications industry; heightened competition for customers as well as for contingent personnel which could potentially require the Company to reduce its current fee scales without being able to reduce the personnel costs of its billable employees; due to the Company's significant leverage, its greater vulnerability to economic downturns and its potentially diminished ability to obtain additional financing for capital expenditures or for other purposes; if the Company is unable to sustain the cash flow necessary to support the retention of goodwill on its balance sheet (an analysis of which is required to be conducted annually), it could be required to writedown the impaired assets, which could have a material adverse impact on its financial condition and results of operations; or, if COI does not generate sufficient consolidated net income or have other funds available to upstream to COMFORCE under the restricted payments test of the Senior Notes indenture in order for it to pay cash interest on the PIK Debentures (which is required beginning June 1, 2003) or the Convertible Note (which is required beginning June 1, 2004) or to repay the PIK Debentures or the Convertible Note at their maturity in December 2009, or on any earlier required repayment or repurchase date, then, unless COMFORCE obtains a loan or sells its capital stock or other securities to provide funds for this purpose, the Company will default under the indentures governing the PIK Debentures and the Senior Notes and under the IBJ Credit Facility. Additional important factors that could cause the Company to be unable to realize its plans and objectives are described under "Risk Factors" in the Registration Statement on Form S-3 of the Company filed with the Securities and Exchange Commission on December 21, 2000 (Registration No. 333-52356). The disclosure under "Risk Factors" in the Registration Statement may be accessed through the Web site maintained by the Securities and Exchange Commission at "www.sec.gov." In addition, the Company will provide, without charge, a copy of such "Risk Factors" disclosure to each stockholder of the Company who requests such information. Requests for copies should be directed to the attention of Linda Annicelli, Vice President of Administration at COMFORCE Corporation, 415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York 11797, telephone 516-437-3300.

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

Item 2.  Changes in Securities and Use of Proceeds.

     On September 21, 2001, the Company completed the exchange of $18.0 million principal amount of PIK Debentures for the Company's Convertible Note in the principal amount of $8.0 million, plus $1.0 million in cash. The Convertible
Note is convertible into the Company's common stock based on a price of $1.70 per share of common stock, provided that if such conversion would result in a change of control occurring under the terms of the indentures governing the PIK Debentures or the Senior Notes, the Convertible Note will be convertible into shares of non-voting preferred stock having a nominal liquidation preference (but no other preferences), which in turn will be convertible into common stock at the holder's option at any time so long as the conversion would not result in a change of control.

     The Convertible Note was issued to a limited partnership in which John Fanning, the Company's Chairman and Chief Executive Officer, holds the principal economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of this limited partnership and, by virtue of this role, is deemed to be a beneficial owner of the Convertible Note. RBC Dominion Securities Corporation served as the placement agent in connection with the exchange. The Convertible Note was issued in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933 and the regulations thereunder.

Item 3.  Defaults Upon Senior Securities.

  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

  Not applicable.

Item 5.  Other Information.

  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits.

       10.1 Form of the Company's 8% Subordinated Convertible Note due December 2, 2009.


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


Date: November 9, 2001