Form 10-K
period 2001-12-30
COMFORCE CORP
filed 2002-04-01
CIK 6814

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the fiscal year ended December 30, 2001

                                      OR
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the transition period from ________ to _______

                                                   Commission file number 1-6081

                             COMFORCE Corporation
            (Exact name of registrant as specified in its charter)

          Delaware                                      36-2262248
--------------------------------            -----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)
415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York               11797
--------------------------------------------------------------------------------
   (Address of principal executive offices)                           (Zip Code)
Registrant's telephone number, including area code:   (516) 437-3300
                                                      --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
Title of Each Class                                   on Which Registered
-------------------                                   -------------------
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

Yes  X  No ____
    ---

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at March 27, 2002:

$13,317,251.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                        Outstanding at March 27, 2002
               ------------------                 -----------------------------
               Common stock, $.01 par value                 16,659,193

Documents Incorporated by Reference: Portions of the Registrant's proxy statement to be filed by April 29, 2002 are incorporated herein by reference in Items 10, 11, 12 and 13.

                                    PART I

ITEM 1.  BUSINESS

Overview

     COMFORCE Corporation ("COMFORCE") is a leading provider of specialty staffing, consulting and outsourcing services primarily to Fortune 500 companies for their information technology, telecommunications, healthcare support and technical and engineering services. COMFORCE Operating, Inc. ("COI"), a wholly-owned subsidiary of COMFORCE, was formed for the purpose of facilitating certain of the Company's financing transactions in November 1997. Unless the context otherwise requires, the term the "Company" refers to COMFORCE, COI and all of their direct and indirect subsidiaries.

     Through a national network of 53 offices (42 company-owned and 11 licensed), the Company recruits and places highly skilled contingent personnel and provides financial and outsourcing services for a broad customer base, including Boeing Company, Bellsouth Telecommunications, Inc., Sun Microsystems and Los Alamos National Laboratories. The Company's labor force consists primarily of computer programmers, systems consultants, telecommunication engineers, analysts, engineers, technicians, scientists, researchers, healthcare professionals and skilled office support personnel.

Services

     The Company provides a wide range of staffing, consulting, financial and outsourcing services, including web-enabled solutions for the effective procurement, tracking and engagement of contingent or non-employee labor. The Company's extensive proprietary database and national presence enable it to draw from a wealth of resources to link highly-trained computer technicians, healthcare professionals, telecommunication engineers and other professionals, as well as clerical personnel, with businesses that need highly skilled labor. The Company's services are designed to give its customers maximum flexibility and maximum choice. The Company's professionals are available on a short-term or long-term basis. The Company's services permit businesses to increase the volume of their work without increasing fixed overhead and permanent personnel costs.

     The Company reports its results through three operating segments -- Staff Augmentation, Human Capital Management Services and Financial Outsourcing Services (formerly known as Financial Services). The Staff Augmentation segment provides information technology (IT), telecom, healthcare support, technical and other staffing services. The Human Capital Management Services segment provides contingent workforce management services. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies. A description of the types of services provided by each segment follows. See note 15 to the Company's consolidated financial statements for a presentation of segment results.

Staff Augmentation Segment

Information Technology

     In the IT field, the Company provides highly skilled programmers, help desk personnel, systems consultants and analysts, software engineers and project managers for a wide range of technical assignments, including client server, mainframe, desktop services, help desk and Internet/Intranet. These services consist of recruiting, processing payrolls, which includes withholding taxes, and tracking hours, vacation and sick days. The IT consultants also participate in the Company's benefit programs rather than those of the customer. In addition to these staffing services, the Company also provides non-recruited payrolling services to certain of its IT customers.

     The Company's IT customers include BellSouth Telecommunications, Inc., Boeing Information Services, Inc. and Microsoft Corporation.

Telecom

     The Company provides skilled telecom personnel to plan, design, engineer, install and maintain wireless and wireline telecommunications systems. In recent years, through 2000, the Company significantly increased the amount of telecom services it provided, fueled by the race among telecom companies to build capacity. In 2001, this work declined dramatically as the telecom sector retrenched due to overcapacity and a weak business environment. The Company has been seeking to rebuild its business in this sector through its Engineering, Furnish and Installation ("EF&I") division, which became ISO-certified in 2001. Also in 2001, the Company partnered with another ISO-certified EF&I organization to satisfy customer demands for the broader, full service platforms.

     The Company's telecom customers include Northern Telecom, Inc., ALCATEL Network Systems, Inc. and Verizon.

Healthcare Support Services

     The Company has targeted the healthcare support services as a potential source of growth. In this sector, the Company provides nurses and credentialed coders for medical reimbursements and other personnel to support insurance claims processing, billing, transcription and confidential patient record keeping.

     The Company's customers in this area are medical offices, multi-physician practices, hospitals and other middle market healthcare providers.

Technical and Engineering Services

     The Company provides technical and engineering services through its Technical Services division for national laboratory research in such areas as environmental safety, alternative energy source development and laser technology. It also provides highly-skilled labor meeting diverse commercial needs in the avionics and aerospace, architectural, automotive, energy and power, pharmaceutical, marine and petrochemical fields.

     The Company's technical and engineering staffing customers include Boeing Company, Gulfstream Aerospace, Raytheon Company and the Department of Energy National Research Laboratories, including Los Alamos and Sandia.

Other Staffing

     In addition to providing contract consulting and other staffing services in the areas described above, the Company provides a broad range of staffing services to its customers, including laboratory and scientific support, and professional, clerical, telemarketing and call center staffing. The Company also offers highly specialized chemists, biologists, engineers, laboratory instrumentation operators, technicians and others to companies involved in pharmaceutical, environmental, biotech and other businesses. In addition, the Company also recruits and trains skilled billing, data entry and other clerical personnel who provide support services for smaller businesses such as accounting and law offices.

Human Capital Management Services Segment

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

     Services

     . Contingent Staffing Management - provides a consolidated vendor-neutral staffing desk solution for procuring contingent employees by utilizing many different service providers to provide clients' hiring managers with the most qualified candidate in the shortest period of time at the lowest cost.
     . The 1099 Management Solution - helps customers manage the tax and benefit risks associated with the use of independent contractors to ensure compliance with all governmental regulations.
     . Consultant Consolidation Services - acts as single-source supplier by consolidating and managing invoicing for, and negotiating and monitoring services provided by, its customers' multiple service providers, including small consulting firms and true independent contractors.
     . Professional Payrolling Services - provides automated payroll services and worker benefits as a third party processor.

     Software

     . PrO's exclusive Workforce Alliance Network Database ("WAND") is a web-enabled system that provides an end-to-end solution for the engagement, management and tracking of the contingent workforce. The software allows hiring managers and staffing vendors to communicate 24 hours a day to place job orders, check the status of job orders, submit resumes, review resumes, schedule interviews, select candidates and create custom reports on staffing activity. In addition, workers can utilize WAND's e-timecarding capabilities to submit time and expense reports online. WAND also provides extensive reporting, consolidated billing, security check and screening services.

Financial Outsourcing Services Segment

     The Company provides funding and back office support services to approximately 134 independent consulting and staffing companies. The Company's back office services include payroll processing, billing and funding, preparation of various management reports and analysis, payment of all payroll-related taxes and preparation and filing of quarterly and annual payroll tax returns for the contingent personnel employed and placed by independently owned and operated staffing and consulting firms. Personnel placed by such independent staffing and consulting firms remain employees of such firms. In providing payroll funding services, the Company purchases the accounts receivable of independent staffing firms and receives payments directly from the firms' clients. The Company pursues the collection of all receivables; however, the amount of any accounts receivable that are not collected within a specified period after billing is charged back by the Company to such firm.

Customers

     The Company provides staffing, consulting and outsourcing services to a broad range of customers, including, computer software and hardware manufacturers, aerospace and avionics firms, utilities, national laboratories, pharmaceutical companies, cosmetics companies, healthcare facilities, telecommunication equipment manufacturers, telecommunication service providers (wireline and wireless), educational institutions and accounting firms. Services to Fortune 500 companies represent a majority of the Company's revenues.

     In certain cases, the Company's contracts with its customers provide that the Company will have the first opportunity to supply the personnel required by that customer. Other staffing companies not under contract with the customer are then offered the opportunity to supply personnel only if the Company is unable to meet the customer's requirements.

     The Company generally invoices its customers weekly. IT, telecom and professional staffing customers generally obtain the Company's services on a purchase order basis, while technical and engineering services, healthcare support and Human Capital Management Services customers generally enter into long-term contracts with the Company.

     During the year ended December 30, 2001, the only customer that accounted for 10% or more of the Company's revenues was Boeing Company, which accounted for 11.6% of revenues. The largest four customers of the Company accounted for approximately 32.8% of the Company's revenues.

Sales and Marketing

     The Company services its customers through a network of 42 company-owned and 11 licensed offices located in 21 states across the United States and its corporate headquarters located in Woodbury, New York. The Company's sales and marketing strategy is focused on increasing its share of existing customer business, expanding its business with existing customers through cross-selling and by establishing relationships with new customers. The Company solicits customers through personal sales presentations, telephone marketing, direct mail solicitation, referrals from customers, and advertising in a variety of local and national media including the Yellow Pages, magazines, newspapers, trade publications and through the Company's website (www.comforce.com).

     The Company's Sales and Resource Managers are responsible for maintaining contact with existing clients, maximizing the number of requisitions that the Company will have the opportunity to fill, and then working with the recruiting staff to offer the client the candidate or candidates that best fit the specification. New account targets are chosen by assessing: (1) the need for contract labor with skill sets provided by the Company; (2) the appropriateness of the Company's niche products to the client's needs; (3) the potential growth and profitability of the account; and (4) the creditworthiness of the client. While the Company's corporate office assists in the selection of target accounts, the majority of account selection and marketing occurs locally. Although the Company continues to market to its Fortune 500 client base, it also places a significant marketing focus on faster-growing middle-market companies.

Recruitment of Billable Employees

     Within the Staff Augmentation Segment, the Company's success depends significantly on its ability to effectively and efficiently match skilled personnel with specific customer assignments. The Company has established an extensive national resume database of prospective employees with expertise in the disciplines served by the Company. To identify qualified personnel for inclusion in this database, the Company solicits referrals from its existing personnel and customers, places advertisements in local newspapers, trade magazines, its website and otherwise actively recruits through the Internet. The Company continuously updates its proprietary database to reflect changes in personnel skill levels and availability. Upon receipt of assignment specifications, the Company searches the database to identify suitable personnel. Once an individual's skills are matched to the specifications, the Company considers other selection criteria such as interpersonal skills, availability and geographic preferences to ensure there is a proper fit between the employee and the assignment being staffed. The Company can search its resume database by a number of different criteria, including specific skills or qualifications, to match the appropriate employee with the assignment.

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

     The Company believes it has a competitive advantage in attracting and retaining specialty staffing and consulting personnel. It provides assignments with high-profile customers that make use of advanced technology and offers the employees the opportunity to obtain additional experience that can enhance their skills and overall marketability. To attract and retain qualified personnel, the Company also offers flexible schedules and, depending on the contract or assignment, paid holidays, vacation, and certain benefit plan opportunities.

Information Systems

     The Company uses PeopleSoft(R) HRMS and Financials applications software for its back office operations, and is currently upgrading to PeopleSoft(R) 8.0 Pure Internet Architecture version. Utilizing the PeopleSoft(R) system has enabled the Company to consolidate its back office operations, improve business processes and enhance customer relationships. Through this system, the Company has also been able to substantially integrate the management information systems of its 11 acquired companies by creating a single database repository of shared business information.

     The Company has completed the implementation of the EZAccess(R) recruiting and sales database application, which has allowed it to consolidate the resume databases of its acquired companies. This software has enabled the Company to streamline the processes of identifying, recruiting and hiring on a national basis. The Company believes that EZAccess(R) has enhanced both its recruiting efforts and its customer service capabilities.

Competition

     The contingent staffing and consulting industry is very competitive and fragmented. There are relatively limited barriers to entry and new competitors frequently enter the market. The Company's competitors vary depending on geographic region and the nature of the service(s) being provided. The Company faces competition from larger firms possessing substantially greater financial, technical and marketing resources than the Company and smaller, regional firms with a strong presence in their respective local markets. In the current economic climate, management believes that attracting and retaining clients and selling services to them in the face of heightened competition are the principal competitive challenges. The Company competes on the basis of price, level of service, quality of candidates and reputation, and may be in competition with many other staffing companies seeking to fill any requisition for job openings.

     In addition, particularly in stronger economic climates, the availability and quality of candidates, the effective monitoring of job performance and the scope of geographic service are the principal elements of competition. The availability of quality contingent personnel is an especially important facet of competition in many cases. The Company believes its ability to compete also depends in part on a number of competitive factors outside its control, including the economic climate generally and in particular industries served by the Company, the ability of its competitors to hire, retain and motivate skilled personnel and the extent of its competitors' responsiveness to customer needs.

Employees

     The Company currently employs approximately 550 full-time staff employees at its headquarters and company-owned offices. The Company issued approximately 22,000 W-2s to employees of the Company who provided services to its customers during 2001, not including W-2s issued as part of the Financial Outsourcing Services segment backoffice services provided by the Company to its customers. In addition to employees on assignment, the Company maintains a proprietary database of prospective employees with expertise in the disciplines served by the Company. Billable employees are employed by the Company on an as-needed basis dependent on customer demand and are paid only for time they actually work. Non-billable administrative personnel provide management, sales and marketing and other services in support of the Company's services in all of its segments.

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

Regulations

     Contingent staffing and consulting services firms are generally subject to one or more of the following types of government regulations: (1) registration of the employer/employees; (2) licensing, record keeping and recording requirements; and (3) substantive limitations on operations. The Company is governed by laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination and workers' compensation. In particular, in the heathcare support sector, the Company is subject to extensive federal and state regulations as well as those of public and private healthcare organizations and authorities. In addition, the Company's licensees are considered to be franchisees, which are subject to regulation, both by the Federal Trade Commission and a number of states.

ITEM 2.  PROPERTIES

     The Company leases all of its office space. Excluding the Company's headquarters, these leases are for office space ranging in size from approximately 660 square feet to approximately 15,600 square feet and have remaining lease terms of from less than one year to five years. The Company's headquarters in Woodbury, New York occupies approximately 38,000 square feet of space in two facilities under separate leases that expire in 2010. Except for an approximately 700 square foot condominium, the Company owns no real estate.

     The Company believes that its facilities are adequate for its present and reasonably anticipated future business requirements. The Company does not anticipate difficulty locating additional facilities, if needed.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to routine contract and employment-related litigation matters arising in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, employee benefit liability insurance, fidelity insurance, errors and omissions insurance, professional medical malpractice insurance, fiduciary insurance and directors' and officers' liability insurance. The Company is generally self-insured with respect to workers' compensation, but maintains umbrella workers' compensation coverage to limit its maximum exposure to such claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Market Price and Dividends

     The Company's Common Stock is traded on the American Stock Exchange (AMEX:CFS). The high and low sales prices for the Common Stock, as reported by the American Stock Exchange in the Monthly Market Statistics for the periods indicated, were as follows:

                                                         High        Low
                                                         ----        ---

2000        First Quarter.........................       $3.63      $1.75
            Second Quarter........................        2.19       1.25
            Third Quarter.........................        2.13       1.25
            Fourth Quarter........................        2.00       1.25

2001        First Quarter.........................        2.00       1.25
            Second Quarter........................        1.85       1.37
            Third Quarter.........................        1.40       0.81
            Fourth Quarter........................        1.75       0.85

     The last reported sale price of the Common Stock of the Company on the American Stock Exchange on March 27, 2002 was $1.15. As of such date, there were approximately 4,500 shareholders of record.

     No dividends were declared or paid on the Common Stock during 2001. The terms of the Company's debt obligations effectively prohibit its payment of dividends. Accordingly, the Company does not anticipate that it will pay cash dividends on its Common Stock for the foreseeable future.

Recent Sales of Unregistered Securities

     The Company made no sales of unregistered securities since January 1, 2001 except for (1) options to purchase an aggregate of 555,628 shares of the Company's common stock at an exercise price of $0.6625 per share issued as of January 2, 2001 as part of a litigation settlement agreed to as of November 30, 2000, as previously reported under Part II, Item 5 in the Company's annual report on Form 10-K for the year ended December 31, 2000, and (2) the Company's 8% Subordinated Convertible Note due December 2, 2009 in the original principal amount of $8.0 million issued as of September 21, 2001, as previously reported under Part II, Item 2 in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data of the Company as of and for each of the five years in the period ended December 30, 2001. The Company derived the statement of operations and balance sheet data as of and for each of the five years in the period ended December 30, 2001 from its audited historical consolidated financial statements (in thousands, except per share data).

                                                          1997           1998            1999            2000            2001
                                                       ----------     ----------      ----------      ----------      ----------
Statement of Operations Data: (1)
Net sales of services.................................   $216,521       $459,022        $436,221        $480,325        $437,699
Operating income......................................      6,865         24,924          21,863          25,437          17,030
Income (loss) before extraordinary
 gain.................................................     (3,700)           805          (2,038)           (397)         (3,223)
Income (loss) available to common
 stockholders before extraordinary
 gain.................................................     (4,437)           784          (2,038)           (397)         (3,223)
Gain on early debt extinguishment, net
    of taxes (2)......................................         --             --              --           2,784           9,263
Income (loss) available to common
 stockholders.........................................     (4,437)           784          (2,038)          2,387           6,040
Diluted income (loss) per share:
   Income (loss) available to common
    stockholders before extraordinary
    gain..............................................   $  (0.33)      $   0.05        $  (0.12)       $  (0.02)       $  (0.19)
   Extraordinary gain.................................         --             --              --            0.17            0.55
                                                       ----------     ----------      ----------      ----------      ----------
   Net income (loss) available to
    common  stockholders..............................   $  (0.33)      $   0.05        $  (0.12)       $   0.15        $   0.36

Balance Sheet Data:
Working capital.......................................   $ 59,762       $ 65,563        $ 65,808        $ 88,942        $ 57,902
Accounts receivable, net..............................     72,865         81,680          81,834         119,067          80,029
Intangible assets, net................................    135,516        138,847         139,010         137,655         134,283
Total assets..........................................    235,934        246,082         249,710         283,414         240,009
Total debt, including current
 maturities...........................................    171,038        178,579         182,346         197,421         154,720
Preferred stock.......................................          1             --              --              --              --
Stockholders' equity..................................     39,402         44,334          43,163          46,374          52,537

__________
     (1) Results for the year ended December 31, 1997 include results of RHO Company, Incorporated from the acquisition date of February 28, 1997 through December 31, 1997 and results of Uniforce Services, Inc. from the acquisition date of November 26, 1997 through December 31, 1997. Results for the year ended December 31, 1998 include results of Camelot Consulting Group Inc., Camelot Communications Group Inc., Camelot Control Group Inc. and Camelot Group Inc. (collectively, "Camelot") from the acquisition date of January 27, 1998 through December 31, 1998. Results for the year ended December 31, 2000 include results of Gerri G. Inc. from the acquisition date of February 6, 2000 through December 31, 2000.

     (2) During 2000, the Company repurchased $10.0 million face value of its 12% Senior Notes due 2007 for a purchase price of $5.1 million. The net extraordinary gain that was realized by these repurchases was $2.8 million, which includes the reduction of $200,000 of deferred financing costs associated with the repurchases, net of tax expense of $1.9 million. During 2001, the Company repurchased (i) $13.0 million principal amount of its 12% Senior Notes due 2007 for a cash purchase price of $8.9 million and (ii) $23.2 million principal amount of its 15% Senior Secured PIK Debentures due 2009 (with accrued and unpaid interest thereon of $1.2 million), of which Debentures in the principal amount of $5.2 million (bearing accrued, unpaid interest of $340,000) were purchased for a purchase price of $2.5 million and Debentures in the principal amount of $18.0 million (bearing accrued, unpaid interest of $860,000) were exchanged for the Company's 8% Subordinated Convertible Note due December 2, 2009 in the original principal amount of $8.0 million, plus $1.0 million in cash. The net extraordinary gain that was realized by these repurchases was $9.3 million, which includes the reduction of $1.1 million of deferred financing costs associated with the repurchases, net of tax expense of $6.6 million. See also "Financial Condition, Liquidity and Capital Resources" in Item 7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion set forth below supplements the information found in the consolidated financial statements and related notes.

Overview

     From the time it entered the staffing business in October 1995 through January 1998, the Company completed 10 acquisitions. In February 2000, it completed one additional acquisition. Each of these acquisitions has been accounted for on a purchase basis and the results of operations of each of the businesses acquired have been included in the Company's historical consolidated financial statements from the date of acquisition. Certain of these acquisitions provide for contingent payments by the Company as a part of the purchase consideration based upon the operating results of the acquired businesses for specified future periods. The acquisitions were financed by the Company principally through the issuance of debt and equity securities and borrowings under credit facilities.

     Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employee related expenses for its employees, including workers' compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company offers health, dental, disability and life insurance to its eligible billable employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, often resulting in significant outstanding receivables. To the extent the Company grows, these receivables will increase and there will be greater requirements for borrowing availability under its credit facility to fund current operations.

     The Company reports its results through three operating segments -- Staff Augmentation, Human Capital Management Services and Financial Outsourcing Services (formerly known as Financial Services). The Staff Augmentation segment provides information technology (IT), telecom, healthcare support, technical and other staffing services. The Human Capital Management Services segment provides contingent workforce management services. The Financial Outsourcing Services segment provides payroll, funding and back office support services to independent consulting and staffing companies.

Recent Developments

     The following is a discussion of certain developments that have occurred since the beginning of the Company's 2001 fiscal year. This discussion is not intended to be an exhaustive discussion of all material events that have occurred during this period.

Change in Fiscal Year

     On March 22, 2001, the Company's Board of Directors adopted a resolution to change the Company's fiscal year, which previously was a calendar year. Beginning in 2001, the fiscal year consists of the 52 or 53 weeks ending on the last Sunday in December. Accordingly, the Company's fiscal year for 2001 ended on Sunday, December 30, 2001.

Amendments to Credit Facility

     On January 5, 2001, the Company entered into an amendment of its revolving credit facility agented by IBJ Whitehall Business Credit Corporation (the "IBJ Credit Facility") to increase the Company's borrowing availability from $100.0 million to $110.0 million when additional lending institutions requested to join the loan syndicate. On March 5, 2001, the Company entered into a second amendment of the IBJ Credit Facility to permit borrowings thereunder to repurchase the Company's 15% Senior Secured PIK Debentures due 2009 (the "PIK Debentures") under certain circumstances. As amended, the IBJ Credit Facility permits the use of up to $16.5 million in loan proceeds to pay the aggregate repurchase prices of its Senior Notes due 2007 (the "Senior Notes") and PIK Debentures, including tax liabilities and other costs associated with any repurchase, not more than $9.0 million of which may be used to pay the repurchase price of PIK Debentures and such associated costs. As of September 21, 2001, the Company entered into a third amendment to the IBJ Credit Facility to authorize the exchange of PIK Debentures for the Company's 8% Subordinated Convertible Note due December 2, 2009 in the principal amount of $8.0 million, as more fully described under "Recent Developments--Repurchase of Senior Notes and PIK Debentures" in this Item 7. As of December 7, 2001, the Company entered into a fourth amendment of the IBJ Credit Facility to reduce the maximum amount of borrowing availability under the IBJ Credit Facility from $110.0 million to $95.0 million and to liberalize the borrowing base calculation in certain circumstances. In addition, also as of December 7, 2001, the Company entered into a fifth amendment of the IBJ Credit Facility to create additional flexibility for borrowings with respect to the Company's payroll funding business. However, through the banks' imposition of limitations on the Company's payroll fundings, the benefits realized by the Company as a result of these amendments are insignificant.

Repurchase of Senior Notes and PIK Debentures

     As part of its continuing strategy to reduce its higher interest rate debt and improve its balance sheet, in the first quarter of 2001, the Company completed the repurchase of $13.0 million principal amount of its Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures (with accrued and unpaid interest thereon of $340,000) for $2.5 million, the repurchase prices of which were paid from lower interest rate borrowings under the IBJ Credit Facility.

     In the third quarter of 2001, the Company completed the exchange of $18.0 million principal amount of PIK Debentures (with accrued and unpaid interest thereon of $860,000) for the Company's 8% Subordinated Convertible Note due December 2, 2009 in the principal amount of $8.0 million (the "Convertible Note"), plus $1.0 million in cash. Interest on the PIK Debentures accrues at the rate of 15% per annum and, through December 1, 2002, may, at the election of the Company, be paid-in-kind through its issuance of additional PIK Debentures. The Convertible Note bears interest at the rate of 8% per annum, payable semi-annually on June 1 and December 1 in each year. Through December 1, 2003, interest on the Convertible Note may, at the election of the Company, be paid-in-kind through its issuance of additional Convertible Notes. The Convertible
Note is convertible into the Company's common stock based on a price of $1.70 per share of common stock, provided that if such conversion would result in a change of control occurring under the terms of the indentures governing the PIK Debentures or the Senior Notes, the Convertible Note will be convertible into shares of non-voting preferred stock having a nominal liquidation preference (but no other preferences), which in turn will be convertible into common stock at the holder's option at any time so long as the conversion would not result in a change of control. Notice of conversion must be given at least 61 days in advance. See "--Related Party Transaction," below.

Related Party Transaction

     As described above under "--Repurchase of Senior Notes and PIK Debentures," in September 2001, the Company completed the exchange of $18.0 million principal amount of PIK Debentures for the Convertible Note in the principal amount of $8.0 million, plus $1.0 million in cash. A limited partnership in which John Fanning, the

Company's Chairman and Chief Executive Officer, holds the principal economic interest, was the holder of the $18.0 million PIK Debentures that were exchanged for the Convertible Note and cash. Rosemary Maniscalco, a director of the Company, is the general partner of this limited partnership. By virtue of this position, she is deemed to be a beneficial owner of the Convertible Note. Prior to the exchange, the Company received the consent to eliminate certain of the covenants in the indenture governing the PIK Debentures.

     The purpose of this transaction was to improve the Company's balance sheet through the exchange of higher interest rate debt (15% per annum) for lower interest rate debt (8% per annum) and elimination of $10.0 million of debt. No other holder of PIK Debentures accepted the Company's offer of exchange and repurchase on these terms. The Company obtained the opinion of an independent investment banking firm that this transaction was fair to the Company from a financial point of view. See note 8(c) to the consolidated financial statements for a description of the Convertible Note.

Critical Accounting Policies and Estimates

     Management's discussion in this Item 7 addresses the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, intangible assets, income taxes, workers' compensation, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company determines a need for a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or a part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. The Company assesses the recoverability of long-lived assets, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. When the Company determines that the carrying value of the long-lived assets, intangible assets and goodwill may not be recoverable, it measures any impairment based on comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset.

Results of Operations

Year Ended December 30, 2001 Compared to Year Ended December 31, 2000

     Net sales of services for the year ended December 30, 2001 were $437.7 million, a decrease of 8.9% from net sales of services for the year ended December 31, 2000 of $480.3 million. The Company suffered a decrease in net sales of services in each of its three segments. In the Staff Augmentation segment, the decrease is principally attributable to a sharp decline in the telecom industry resulting in lower sales to telecom customers, partially offset by higher sales to information technology customers. Also, due to the continuing effects of the economic recession, sales were lower in both the Human Capital Management Services and Financial Outsourcing Services segments.

     Cost of services for the year ended December 30, 2001 was 79.4% of net sales of services as compared to cost of services of 79.0% for the year ended December 31, 2000. The cost of services as a percentage of net sales for 2001 increased from 2000 levels principally as a result of lower sales (and gross margin percentages on sales) to telecom customers and a decrease in permanent placement fees, partially offset by the Company's continued focus on higher-margin niche products in the Staff Augmentation segment.

     Selling, general and administrative expenses as a percentage of net sales of services were 14.9% for the year ended December 30, 2001, compared to 13.9% for the year ended December 31, 2000. This increase is principally a result of a $2.4 million write-off in the fourth quarter of 2001 relating to uncollectible funding and service fees receivable, and higher payroll and recruiting costs with respect to non-billable staff and investments to expand the infrastructure for the Company's Human Capital Management Services segment during the first half of 2001, offset partially by initiatives made by management during the second half of 2001 to reduce costs. Excluding the write-off, selling, general and administrative expenses as percentage of net sales were 14.4% for the year ended December 30, 2001.

     Operating income for the year ended December 30, 2001 was $17.0 million as compared to operating income of $25.4 million for the year ended December 31, 2000. This 33.1% decrease in operating income for the year ended December 30, 2001 resulted principally from a decrease in sales in each of the Company's three segments, particularly in the telecom sector, the $2.4 million write-off referred to above and an increase in depreciation and amortization. Operating income for 2000 included a one-time $1.1 million charge for the settlement of a longstanding lawsuit (see note 11 to the consolidated financial statements).

     The Company's interest expense for the year ended December 30, 2001 is attributable to the IBJ Credit Facility, the Convertible Note (which was issued in September 2001), the Senior Notes and the PIK Debentures. The Company's interest expense for the year ended December 31, 2000 is attributable to its former credit facility with institutional lenders which was terminated in December 2000 (the "Retired Credit Facility"), the IBJ Credit Facility (which was entered into in December 2000), the Senior Notes and the PIK Debentures. The IBJ Credit Facility was entered into to repay the Retired Credit Facility and provide the Company with additional borrowing availability. The obligations evidenced by the Retired Credit Facility and those evidenced by the Senior Notes and PIK Debentures were incurred in 1997, principally in connection with the funding of business acquisitions.

     During the first quarter of 2001, the Company repurchased $13.0 million principal amount of Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures for $2.5 million (including accrued and unpaid interest of $340,000), the repurchase prices of which were paid from lower interest rate borrowings under the IBJ Credit Facility. In September 2001, the Company completed the exchange of $18.0 million principal amount of PIK Debentures (including accrued and unpaid interest of $860,000) for its Convertible Note in the original principal amount of $8.0 million (bearing interest at the per annum rate of 8%), plus $1.0 million in cash. The extraordinary gain realized by the Company during the year ended December 30, 2001 as a result of the repurchases (including the exchange) was $9.3 million, which includes the reduction of $1.1 million of deferred financing costs associated with these transactions, net of tax expense of $6.6 million. See "Financial Condition, Liquidity and Capital Resources" in this Item 7.

     The interest expense was lower for the year ended December 30, 2001 as compared to the year ended December 31, 2000 due to lower market interest rates and lower borrowing levels under the IBJ Credit Facility as well as the reduction of Senior Notes and PIK Debentures through the repurchases (including the exchange) described above.

     The income tax provision for the year ended December 30, 2001 was $303,000 on a loss of $2.9 million before taxes and the extraordinary gain associated with the retirement of the Senior Notes and PIK Debentures through the repurchases and exchange described above. The income tax provision for the year ended December 31, 2000 was $3.1 million on income before taxes and extraordinary gain of $2.7 million. The difference between the federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of amortization expense associated with certain intangible assets, the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net sales of services for the year ended December 31, 2000 were $480.3 million, an increase of 10.1% from net sales of services for the year ended December 31, 1999 of $436.2 million. The increase in 2000 net sales of services is principally attributable to higher sales to customers in the Company's Human Capital Management Services segment and to telecom customers in the Staff Augmentation segment, the contribution of sales by Gerri G since its acquisition in February 2000 in the Staff Augmentation segment (see note 3 to the consolidated financial statements) and there being more business days in 2000 than in 1999, partially offset by a decrease in sales to Staff Augmentation customers in the technical and engineering services and information technologies sectors.

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

     The Company incurred a charge in the year ended December 31, 2000 of approximately $1.1 million as a result of the settlement of its litigation with Austin Iodice and Anthony Giglio in November 2000 (see note 11 to the consolidated financial statements).

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

     The Company's interest expense for the year ended December 31, 2000 and 1999 is attributable to the interest on the Retired Credit Facility, the IBJ Credit Facility, the Senior Notes and the PIK Debentures. The IBJ Credit Facility was entered into in December 2000 to repay the Retired Credit Facility and provide the Company additional borrowing availability. These other obligations were incurred in 1997, principally in connection with the funding of business acquisitions. The Company incurred a charge of $742,000 for the write-off of deferred financing costs in the fourth quarter of 2000 for the early termination of the Retired Credit Facility. The interest expense is higher in 2000 due to increased interest rates and borrowings under the credit facilities.

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

     The income tax provision for the year ended December 31, 2000 was $3.1 million on income before taxes and extraordinary gain of $2.7 million, compared to an income tax provision for the year ended December 31, 1999 of $2.2 million on a profit before taxes of $131,000. The difference between the federal statutory income tax rate of 34.0% and the Company's effective tax rate of 114.8% relates primarily to the nondeductibility of amortization expense associated with certain intangible assets, the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes.

Financial Condition, Liquidity and Capital Resources

     The Company generally pays its billable employees weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company's markup. These bills are typically paid within 45 days. Increases in the Company's net sales of services, resulting from expansion of existing offices or establishment of new offices, will require additional cash resources.

     The following table represents certain contractual commitments associated with operating agreements, obligations to financial institutions and other long-term debt obligations and earnout (contingent payment) agreements:

                                            Payments due by Period (in thousands)

                                      -------------------------------------------------
                                          2002        2003        2004-5     Thereafter
                                      -------------------------------------------------
Operating Leases                         $3,337      $ 2,846      $ 3,666      $  4,841
IBJ Credit Facility - principal
 amounts due (see note 8 (d))                --       49,220           --            --

Senior Notes - principal amounts due
 (see note 8 (a))                            --           --           --        87,000
PIK Debentures - principal amounts
 due (see note 8 (b))                        --           --           --        10,379
Convertible Notes - principal amounts
 due (see note 8 (c))                        --           --           --         8,121

Earnout agreements                          325           --           --            --
                                      ---------    ---------    ---------    ----------
 Total                                   $3,662      $52,066      $ 3,666      $110,341
                                      =========    =========    =========    ==========

     The Company also had standby letters of credit outstanding at December 30, 2001 in the aggregate amount of $4.0 million.

     During the year ended December 30, 2001, the Company's primary sources of funds to meet working capital needs were from borrowings under the IBJ Credit Facility. Cash and cash equivalents decreased $873,000 during the year ended December 30, 2001. Cash flows provided by operating activities of $33.9 million were exceeded by cash flows used in financing activities of $30.1 million and cash flows used in investing activities of $4.7 million.

     As of December 30, 2001, the Company had outstanding $49.2 million principal amount under the IBJ Credit Facility bearing interest at a weighted average rate of 4.33% per annum. In addition, as of December 30, 2001, the Company had outstanding $10.4 million principal amount of PIK Debentures bearing interest at a rate of 15% per annum, $87.0 million principal amount of Senior Notes bearing interest at a rate of 12% per annum and $8.1 million principal amount of Convertible Notes bearing interest at the rate of 8% per annum. As more fully described below, interest on the PIK Debentures and the Convertible Notes may be satisfied through the issuance of new PIK Debentures and Convertible Notes. To date, the Company has chosen to issue new PIK Debentures and Convertible Notes to pay interest thereon.

     The Company entered into the IBJ Credit Facility in December 2000 to provide greater borrowing availability and flexibility. As described under "Recent Developments--Amendments to Credit Facility" in this Item 7, the IBJ Credit Facility was amended five times in 2001. The IBJ Credit Facility, as amended, has permitted the Company to execute its strategy of reducing its higher interest rate debt and improving its balance sheet by retiring Senior Notes and PIK Debentures, as more fully described under "Recent Developments-- Repurchase of Senior Notes and PIK Debentures" in this Item 7.

     Except for special accounts, borrowings under the IBJ Credit Facility bear interest, at the Company's option, at a per annum rate equal to either (1) the base commercial lending rate of IBJ as announced from time to time (but not less than 0.5% in excess of the weighted average of the rates on overnight Federal funds transactions), plus a margin ranging from 0% if the Company's leverage ratio is 4.00 or less to 1% if the Company's leverage ratio is greater than 6.00 (which margin was 0.75% at December 30, 2001), or (2) LIBOR plus a margin ranging from 1.75% if the Company's leverage ratio is 4.00 or less to 2.75% if the Company's leverage ratio is greater than 6.00 (which margin was 2.25% at December 30, 2001). Borrowings on certain special accounts bear additional interest of 1% per annum. The IBJ Credit Facility currently provides for borrowing availability of up to $95.0 million based upon a specified percentage of the Company's eligible accounts receivable. At December 30, 2001, the Company had outstanding borrowings under the IBJ Credit Facility of $49.2 million and remaining availability based upon then outstanding eligible accounts receivable of $12.2 million. The obligations evidenced by the IBJ Credit Facility are collateralized by a pledge of the capital stock of the subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The agreements evidencing the IBJ Credit Facility contain various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The scheduled maturity date of the IBJ Credit Facility is December 14, 2003. The Company intends to seek to extend the IBJ Credit Facility or to seek to obtain alternative financing.

     The IBJ Credit Facility permits the use of up to $16.5 million in loan proceeds to pay the aggregate repurchase prices of Senior Notes and PIK Debentures and tax liabilities and costs associated therewith, not more than $9.0 million of which may be used to pay the repurchase price of PIK Debentures and these associated costs. During 2001, the Company has reduced its higher interest rate debt and improved its balance sheet by retiring Senior Notes and PIK Debentures through public market and privately negotiated transactions and exchanging PIK Debentures for the new Convertible Note with a substantially lower interest rate. In the case of each repurchase and the exchange, the Company has incurred tax liabilities for the forgiveness of indebtedness as a result of its retirement of Senior Notes and PIK Debentures for consideration that is less than par. In the first quarter of 2001, the Company repurchased $13.0 million principal amount of Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures for $2.5 million, the repurchase prices of which were paid from lower interest rate borrowings under the IBJ Credit Facility. In the third quarter of 2001, the Company completed the exchange of $18.0 million principal amount of PIK Debentures (bearing interest at the rate of 15% per annum) for its new $8.0 million Convertible Note (bearing interest at
the rate of 8% per annum), plus $1.0 million in cash.   The total interest
savings from these repurchases is estimated to be $4.5 million annually based upon current market interest rates.

     Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that has been generated by the Company through December 30, 2001 is net income attributable to the operations of COI. Accordingly, except for permitted distributions, these assets and net income are
restricted as to their use by COMFORCE.   The indenture governing the Senior
Notes imposes restrictions on COI making specified payments, which are referred to as "restricted payments," including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than (1) to upstream $2.0 million annually ($1.25 million annually prior to 2000) to pay public company expenses, (2) to upstream up to $10.0 million to pay income tax related to deemed forgiveness of PIK Debentures to facilitate the purchase or exchange by COMFORCE of PIK Debentures at less than par, (3) under certain circumstances in connection with a disposition of assets, to upstream proceeds therefrom to repay the PIK

Debentures, and (4) to upstream funds to the extent COI meets the restricted payments test under the indenture as described under note 8 to the Company's consolidated financial statements.

     In 2001, COI upstreamed $1.8 million for public company expenses of
COMFORCE.   Management believes that $2.0 million annually (if COI has funds available for this purpose) will be sufficient to pay COMFORCE's annual public company expenses for the foreseeable future. During 2001, in connection with its repurchase of Senior Notes and PIK Debentures (including through their exchange for the Convertible Note), COMFORCE incurred tax liabilities related to the forgiveness of indebtedness of approximately $6.6 million, payable from the $10.0 million permitted to be upstreamed for this purpose. In 2001, COI also made upstream payments of $3.5 million to COMFORCE to repurchase PIK Debentures. These payments were permitted restricted payments under the indenture governing the Senior Notes. As of December 30, 2001, COI had approximately $2.0 million remaining available for distribution to COMFORCE as permitted restricted payments (representing 50% of consolidated net income of COI for the period from January 1, 1998 through December 30, 2001, less the total amount of restricted payments through such date).

     Through December 1, 2002, interest under the PIK Debentures is payable, at the option of COMFORCE, in cash or in kind through the issuance of additional PIK Debentures. In addition, through December 1, 2003, interest on the Convertible Note is payable, at the option of COMFORCE, in cash or in kind through the issuance of additional Convertible Notes. To date, COMFORCE has paid all interest under the PIK Debentures and Convertible Note in kind. In 2001, the Company paid $2.8 million in interest in kind. Beginning with the interest payment due June 1, 2003, COMFORCE will be required to pay interest on the PIK Debentures in cash, and beginning with the interest payment due June 1, 2004, COMFORCE will be required to pay interest on the Convertible Note in cash. Its ability to do so will be dependent on the ability of COI to borrow funds for this purpose under the IBJ Credit Facility and to upstream funds under the restricted payments test. In addition, COMFORCE's ability to repay the PIK Debentures and the Convertible Note at their respective maturity dates in December 2009, or on any earlier required repayment or repurchase dates, will also be dependent on the ability of COI to upstream funds for these purposes under the restricted payments test, unless COMFORCE separately obtains a loan or sells its capital stock or other securities to provide funds therefor.

     The Convertible Note is convertible into the Company's common stock based on a price of $1.70 per share of common stock, provided that if such conversion would result in a change of control occurring under the terms of the indentures governing the PIK Debentures or the Senior Notes, the Convertible Note will be convertible into shares of non-voting preferred stock having a nominal liquidation preference (but no other preferences), which in turn will be convertible into common stock at the holder's option at any time so long as the conversion would not result in a change of control. Notice of conversion must be given at least 61 days in advance. See "--Related Party Transaction," above.

     As of December 30, 2001, approximately $134.3 million, or 56.0%, of the Company's total assets were intangible assets. These intangible assets substantially represent amounts attributable to goodwill recorded in connection with the Company's acquisitions. Intangible assets are amortized over a 5 to 40 year period, resulting in an annual non-cash charge of approximately $4.3 million.

     Effective December 31, 2001, the Company ceased recording amortization expense relating to goodwill amounting to approximately $4.2 million upon its required adoption of a new accounting standard (SFAS 142), as described below under "Impact of Recently Issued Accounting Standards." However, also as described below under "Impact of Recently Issued Accounting Standards," SFAS 142 changes the standards under which the Company must evaluate the recoverability of goodwill on its books and may cause the Company to write-off goodwill when it completes its evaluation, which could have a material adverse impact on its financial condition and results of operations.

     The Company is obligated under various agreements to make earn-out payments to the sellers of companies acquired by the Company and to sellers of franchised businesses repurchased by the Company, subject to the sellers meeting specified contractual requirements. The maximum amount of the remaining potential earn-out payments is approximately $325,000 in cash payable through December 31, 2002. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies or franchised businesses will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

     Management of the Company believes that cash flow from operations and funds anticipated to be available under the IBJ Credit Facility will be sufficient to service the Company's indebtedness and to meet anticipated working capital requirements for the foreseeable future.

Impact of Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations ("SFAS 141") and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142") and in August 2001 the FASB issued statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. The Company adopted the provisions of SFAS 141 upon issuance. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires, commencing December 31, 2001, that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. Goodwill and intangible assets acquired by the Company in its business combinations completed before July 1, 2001 was amortized during the period through December 30, 2001.

     SFAS 141 requires that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. The Company also adopted SFAS 142 and, accordingly, will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and to make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment within the first interim period in accordance with SFAS 144. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 and SFAS 144 require that the Company perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To the extent a reporting unit's carrying amount (as defined in SFAS 142) exceeds its fair value, the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the fiscal year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

     As of the date of adoption, the Company has unamortized goodwill and identifiable intangible assets in the amount of $134.3 million, which are subject to the transition provision of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $4.2 million for the year ended December 30, 2001. The Company has evaluated the remaining useful lives of its intangible assets that will continue to be amortized and has determined that no revision to the useful lives will be required. The Company expects to complete its initial impairment review of intangible assets with indefinite useful lives by the end of the first quarter of 2002 and of goodwill by the end of the second quarter 2002. The Company does not expect that its impairment review of its intangible assets with indefinite useful lives will result in a material impact to its consolidated financial statements. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate whether any transitional impairment losses associated with the Company's goodwill will be required to be recognized.

     In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities. The Company is required to adopt SFAS 143, effective for calendar year 2003. The Company does not expect the adoption of SFAS 143 to have a material impact on its future consolidated operations or financial position, as the Company is now constituted.

     SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. SFAS 144 also amends ARB No. 51, Consolidated Financial Statement, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required to adopt SFAS 144 effective December 31, 2001. The Company does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on its consolidated financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 144 will have on its financial statements with respect to future disposal decisions, if any.

Seasonality

     The Company's quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers' businesses. Demand for technical and engineering services, IT and telecom staffing services has historically been lower during the second half of the fourth quarter through the following first quarter, and, generally, shows gradual improvement until the second half of the fourth quarter; however, the Company's revenues have declined since the first quarter of 2001 as a result of the economic climate generally and in certain of the industries served by the Company or other factors.

Forward Looking Statements

     Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to the following: a continuation of the current recessionary environment, particularly in the aircraft manufacturing, telecom and other sectors served by the Company (which may reflect cyclical conditions or fundamental changes in these industries), could further reduce demand for contingent personnel and further heighten the competition for customers, resulting in lower revenues and margins and affecting the Company's ability to continue to meet the financial covenants under the IBJ Credit Facility; the Company's significant leverage may leave it with a diminished ability to obtain additional financing for working capital or other capital expenditures, for retiring higher interest rate debt or for otherwise improving the Company's competitiveness and capital structure or expanding its operations; the recent effectiveness of SFAS 142 changes the standards under which the Company must evaluate the recoverability of goodwill on its books and may cause the Company to write-off goodwill, which could have a material adverse impact on its financial condition and results of operations; or, if COI fails to generate sufficient consolidated net income or have other funds available to upstream to COMFORCE under the restricted payments test of the Senior Notes indenture in order for it to pay cash interest on the PIK Debentures (which is required beginning June 1, 2003) or the Convertible Note (which is required beginning June 1, 2004) or to repay the PIK Debentures or the Convertible Note at their maturity in December 2009, or on any earlier required repayment or repurchase date, then, unless COMFORCE obtains a loan or sells its capital stock or other securities to provide funds for this purpose, the Company will default under the indentures governing the PIK Debentures and the Senior Notes and under the IBJ Credit Facility.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Most of the Company's borrowings are fixed rate obligations. During 2001, approximately 21.9% of the Company's interest expense was attributable to variable rate loans, all of which were under IBJ Credit Facility. The IBJ Credit Facility currently provides for borrowing availability of up to $95.0 million based upon a specified percentage of the Company's eligible accounts receivable. Since the interest rates on borrowings under the IBJ Credit Facility are variable, they will be impacted by changes in interest rates generally prevailing in the United States and internationally. However, management of the Company does not believe that any adjustments to the rate under the IBJ Credit Facility are likely to have a material impact on the Company's results of operations in the immediate future. Assuming an immediate 10% increase in the weighted average interest rate as of December 30, 2001, the impact to the Company in annualized interest payable would be approximately $225,000. Since management does not believe that any adjustments to the rate under the IBJ Credit Facility are likely to have a material impact on the Company's results of operations, the Company has not entered into any swap agreements or other hedging transactions as a means of limiting exposure to interest rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and Schedules as listed on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 29, 2002 and is incorporated by reference herein.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 29, 2002 and is incorporated by reference herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 29, 2002 and is incorporated by reference herein.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this section will be included in the Company's Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 29, 2002 and is incorporated by reference herein.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements as listed on page F-1.
     2.  Financial Statement Schedules as listed on page F-1.
     3.  Exhibits as listed on page E-1.

(b)  Reports on Form 8-K.
     The Company did not file any current reports on Form 8-K during the fourth quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORCE Corporation

By:  /s/ John C. Fanning
     -------------------
         John C. Fanning
         Chairman and Chief Executive Officer

Date:  March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                                   DATE

/s/ John C. Fanning
------------------------
    John C. Fanning       Chairman, Chief Executive Officer and   March 28, 2002
                          Director (Principal Executive Officer)

/s/ Harry Maccarrone
------------------------
    Harry Maccarrone      Executive Vice President and Director   March 28, 2002
                          (Principal Financial and Accounting
                          Officer)

/s/ Rosemary Maniscalco
------------------------
    Rosemary Maniscalco   Vice Chairman and Director              March 28, 2002

/s/ Daniel Raynor
------------------------
    Daniel Raynor         Director                                March 28, 2002

/s/ Gordon Robinett
------------------------
    Gordon Robinett       Director                                March 28, 2002

/s/ Kenneth J. Daley
------------------------
    Kenneth J. Daley      Director                                March 28, 2002

                     COMFORCE CORPORATION AND SUBSIDIARIES

Table of Contents

                                                                                          Page
Independent Auditors' Report                                                              F-2
Consolidated Financial Statements:
        Consolidated Balance Sheets as of December 30, 2001 and December 31, 2000         F-3
        Consolidated Statements of Operations for the years ended December 30, 2001
                and December 31, 2000 and 1999                                            F-4
        Consolidated Statements of Stockholders' Equity and Comprehensive Income
                for the years ended December 30, 2001 and December 31, 2000 and 1999      F-5
        Consolidated Statements of Cash Flows for the years ended December 30, 2001
                and December 31, 2000 and 1999                                            F-6
        Notes to Consolidated Financial Statements                                        F-7
Schedule
        Schedule II -- Valuation and Qualifying Accounts                                  F-25

                         Independent Auditors' Report

Board of Directors and Stockholders
COMFORCE Corporation:

We have audited the accompanying consolidated balance sheets of COMFORCE Corporation and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 30, 2001. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 30, 2001 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMFORCE Corporation and subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the years in the three-year period ended December 30, 2001 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  /s/ KPMG LLP
                                                      KPMG LLP

Melville, New York
March 1, 2002

                     COMFORCE CORPORATION AND SUBSIDIARIES

                          Consolidated Balance Sheets
                    December 30, 2001 and December 31, 2000
              (in thousands, except share and per share amounts)

                                                                                  December 30,    December 31,
                                       Assets                                         2001            2000
                                                                                  ------------    ------------
Current assets:
    Cash and cash equivalents                                                     $      4,067            4,940
    Accounts receivable, less allowance of $829 and $785 in 2001 and
       2000, respectively                                                               44,091           69,675
    Funding and service fees receivable, less allowance of $590 and
       $240 in 2001 and 2000, respectively                                              35,938           49,392
    Prepaid expenses and other current assets                                            5,733            3,467
    Deferred income taxes, net                                                               -            1,076
                                                                                  ------------      -----------
                   Total current assets                                                 89,829          128,550

Deferred income taxes, net                                                                   -              404
Property and equipment, net                                                             12,590           12,050
Intangible assets, net                                                                 134,283          137,655
Deferred financing costs, net                                                            3,307            4,755
                                                                                  ------------      -----------

                   Total assets                                                   $    240,009          283,414
                                                                                  ============      ===========

                        Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                              $      3,440            5,373
    Accrued expenses                                                                    28,487           34,235
                                                                                  ------------      -----------
                   Total current liabilities                                            31,927           39,608

Long-term debt                                                                         154,720          197,421
Deferred income taxes, net                                                                 581                -
Other liabilities                                                                          244               11
                                                                                  ------------      -----------

                   Total liabilities                                                   187,472          237,040
                                                                                  ------------      -----------

Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value; 100,000,000 shares authorized, 16,659,173 and 16,659,027 shares issued and outstanding in 2001 and 2000,
       respectively                                                                        167              167
    Additional paid-in capital                                                          49,581           49,149
    Accumulated other comprehensive loss                                                  (309)               -
    Retained earnings (accumulated deficit), since January 1, 1996 (note 1)              3,098           (2,942)
                                                                                  ------------      -----------

                   Total stockholders' equity                                           52,537           46,374
                                                                                  ------------      -----------

                   Total liabilities and stockholders' equity                     $    240,009          283,414
                                                                                  ============      ===========

See accompanying notes to consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Operations
       For the years ended December 30, 2001, December 31, 2000 and 1999
                   (in thousands, except per share amounts)

                                                                      December 30,           December 31,         December 31,
                                                                         2001                    2000                 1999
                                                                     --------------         --------------       --------------
Revenue:
    Net sales of services                                            $    437,699               480,325              436,221
                                                                     --------------         --------------       --------------
Costs and expenses:
    Cost of services                                                      347,446               379,602              352,101
    Selling, general and administrative expenses                           65,388                66,806               55,596
    Restructuring credit                                                        -                     -                 (163)
    Litigation settlement                                                       -                 1,056                    -
    Depreciation and amortization                                           7,835                 7,424                6,824
                                                                     --------------         --------------       --------------

            Total costs and expenses                                      420,669               454,888              414,358
                                                                     --------------         --------------       --------------

Operating income                                                           17,030                25,437               21,863
                                                                     --------------         --------------       --------------

Other income (expense):
    Interest expense                                                      (19,990)              (23,266)             (21,825)
    Write-off of deferred financing costs                                       -                  (742)                   -
    Restricted covenant release                                                 -                 1,000                    -
    Other income, net                                                          40                   247                   93
                                                                     --------------         --------------       --------------
                                                                          (19,950)              (22,761)             (21,732)

(Loss) income before income tax and extraordinary gain                     (2,920)                2,676                  131
Provision for income taxes                                                    303                 3,073                2,169
                                                                     --------------         --------------       --------------

            Loss before extraordinary gain                                 (3,223)                 (397)              (2,038)
                                                                     --------------         --------------       --------------

Gain on early debt extinguishment, net of taxes of $6,595
            and $1,883 in 2001 and 2000, respectively                       9,263                 2,784                    -

                                                                     --------------         --------------       --------------
            Net Income (loss)                                        $      6,040                 2,387               (2,038)
                                                                     --------------         --------------       --------------

Basic income (loss) per common share:
    Income (loss) before extraordinary gain                          $      (0.19)                (0.02)               (0.12)
    Extraordinary gain                                                       0.55                  0.17                    -
                                                                     --------------         --------------       --------------
    Net income (loss)                                                $       0.36                  0.15                (0.12)
                                                                     ==============         ==============       ==============

Diluted income (loss) per common share:
    Income (loss) before extraordinary gain                          $      (0.19)                (0.02)               (0.12)
    Extraordinary gain                                                       0.55                  0.17                    -
                                                                     --------------         --------------       --------------
    Net income (loss)                                                $       0.36                  0.15                (0.12)
                                                                     ==============         ==============       ==============

Weighted average common shares outstanding, basic                          16,659                16,471               16,315
                                                                     ==============         ==============       ==============
Weighted average common shares outstanding, diluted                        16,659                16,471               16,315
                                                                     ==============         ==============       ==============

See accompanying notes to consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES

   Consolidated Statements of Stockholders' Equity and Comprehensive Income

         Years ended December 30, 2001 and December 31, 2000 and 1999

                     (in thousands, except share amounts)

                                                                                                Accumulated    Retained     Total
                                                                   Common stock     Additional     Other       earnings     stock-
                                                               --------------------  paid-in   Comprehensive (Accumulated  holders'
                                                                 Shares     Amount   capital       Loss        Deficit)     equity
                                                               ----------  -------- ---------- ------------- ------------ ----------
Balance at December 31, 1998                                   16,129,322  $   161   $  47,464   $       -     $ (3,291)  $  44,334

Issuance of common stock                                           17,549        -           -           -            -           -
Issuance of common stock in connection with acquisitions          248,678        3         864           -            -         867
Net loss                                                                -        -           -           -       (2,038)     (2,038)
                                                               ----------  -------   ---------   ---------     --------   ---------

Balance at December 31, 1999                                   16,395,549      164      48,328           -       (5,329)     43,163
                                                               ----------  -------   ---------   ---------     --------   ---------

Exercise of stock options                                          35,000        1          39           -            -          40
Exercise of stock warrants                                        225,000        2         756           -            -         758
Issuance of common stock                                            3,478        -           -           -            -           -
Stock compensation expense                                              -        -          26           -            -          26
Net income                                                              -        -           -           -        2,387       2,387
                                                               ----------  -------   ---------   ---------     --------   ---------

Balance at December 31, 2000                                   16,659,027      167      49,149           -       (2,942)     46,374
                                                               ----------  -------   ---------   ---------     --------   ---------

Comprehensive income (loss):
    Net income                                                          -        -           -           -        6,040       6,040
    Other comprehensive loss:
       Foreign currency translation adjustment                          -        -           -        (309)           -        (309)
                                                                                                                          ---------
    Total other comprehensive income                                                                                          5,731
Issuance of common stock                                              146        -           -           -            -           -
Issuance of options in connection with litigation settlement            -        -         432           -            -         432
                                                               ----------  -------   ---------   ---------     --------   ---------

Balance at December 30, 2001                                   16,659,173  $   167   $  49,581   $    (309)    $  3,098   $  52,537
                                                               ==========  =======   =========   =========     ========   =========

See accompanying notes to consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
         Years ended December 30, 2001 and December 31, 2000 and 1999
                                (in thousands)

                                                                          December 30,     December 31,    December 31,
                                                                              2001             2000            1999
                                                                          ------------     ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                                     $     6,040            2,387          (2,038)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operations:
          Depreciation and amortization of property and equipment               3,542            3,008           2,342
          Amortization of intangible assets                                     4,293            4,416           4,482
          Amortization of deferred financing costs                                789              865             835
          Write-off of deferred financing costs                                     -              742               -
          Provision for bad debts                                               3,013              484              78
          Deferred income taxes                                                 2,061               20             529
          Issuance of notes in lieu of interest                                 2,768            4,166           3,604
          Extraordinary gain on debt repurchases and exchange                 (15,858)          (2,784)              -
          Expense relating to issuance of stock options                             -              457               -
          Changes in assets and liabilities, net of the effects
            of acquisitions of businesses:
               Accounts receivables                                            35,716          (37,689)           (233)
               Prepaid expenses and other current assets                       (1,652)            (274)           (323)
               Income taxes receivable                                           (614)            (401)            879
               Accounts payable and accrued expenses                           (6,173)          13,139             875
                                                                          ------------     ------------    ------------
                   Net cash provided by (used in)
                     operating activities                                      33,925          (11,464)         11,030
                                                                          ------------     ------------    ------------

Cash flows from investing activities:
    Acquisitions, net of cash acquired                                              -             (788)              -
    Purchase of property and equipment                                         (3,680)          (3,496)         (4,576)
    Payments of contingent consideration                                         (746)          (2,153)         (2,689)
    Increase in deferred costs and other assets                                  (274)               -               -
                                                                          ------------     ------------    ------------
                   Net cash used in investing activities                       (4,700)          (6,437)         (7,265)
                                                                          ------------     ------------    ------------

Cash flows from financing activities:
    Net borrowings (repayments) under line of credit agreements               (17,269)          20,909             162
    Proceeds from issuance of equity securities                                     -              798               -
    Repayment of senior notes and PIK debentures                              (11,336)          (5,080)              -
    Debt financing costs                                                         (399)          (1,397)           (471)
    Cash consideration paid in exchange of convertible debt                    (1,000)               -               -
    Repayments under capital leases                                               (94)            (207)           (237)
                                                                          ------------     ------------    ------------
                   Net cash provided by (used in) financing activities        (30,098)          15,023            (546)
                                                                          ------------     ------------    ------------

Increase (decrease) in cash and cash equivalents                                 (873)          (2,878)          3,219

Cash and cash equivalents, beginning of year                                    4,940            7,818           4,599
                                                                          ------------     ------------    ------------

Cash and cash equivalents, end of year                                    $     4,067            4,940           7,818
                                                                          ============     ============    ============

                                                                                                            (Continued)

Supplemental cash flow information:
    Cash paid during the year for:
       Interest                                                           $    15,257           18,495          16,712
       Income taxes                                                             5,550            5,468             669
    Details of acquisition (note 3):
       Fair value of assets acquired                                                -              917               -
       Liabilities assumed                                                          -              (87)              -
                                                                          ------------     ------------    ------------
                   Cash paid                                                        -              830               -

       Less cash acquired                                                           -               42               -
                                                                          ------------     ------------    ------------
                   Net cash paid                                          $         -              788               -
                                                                          ============     ============    ============

Supplemental schedule of significant noncash
    investing and financing activities:
       Common stock issued in connection with acquisitions                          -                -             867
       Future guaranteed payment of contingent payment
          due from Gerri G acquisition                                              -              200               -
       Capital lease obligations incurred for the
          purchase of new equipment                                               402                -               -
       Issuance of 8% Subordinated Convertible Note in exchange
          for 15% PIK Debentures                                                8,000                -               -

See accompanying notes to consolidated financial statements.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               December 30, 2001 and December 31, 2000 and 1999

(1)  Basis of Presentation

     COMFORCE Corporation (COMFORCE) is a leading provider of specialty staffing, consulting and outsourcing services primarily to Fortune 500 companies for their information technology, telecommunications, healthcare support and technical and engineering services. COMFORCE Operating, Inc.
     (COI), a wholly-owned subsidiary of COMFORCE, was formed for the purpose of facilitating certain financing transactions in November 1997. Unless the context otherwise requires, the term "Company" refers to COMFORCE, COI and all of their wholly-owned direct and indirect subsidiaries.

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

(2)  Summary of Significant Accounting Policies

     Fiscal Year

     Beginning with 2001, the Company's fiscal year consists of the 52 or 53 weeks ending on the last Sunday in December. Accordingly, the Company's most recently completed fiscal year ended on December 30, 2001. Prior to 2001, the Company's fiscal years have ended on December 31 in each year.

     Principles of Consolidation

     The consolidated financial statements include the accounts of COMFORCE, COI and their subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Revenue Recognition

     Revenue for providing staffing services is recognized at the time such services are rendered.

     A portion of the Company's revenue is attributable to franchise operations. The Company includes such revenues and related direct costs in its net sales of services and cost of services, respectively. The net distribution to the franchisee is based on a percentage of gross profit generated and is included in operating expenses. The net distributions to the franchisee included in operating expenses at December 30, 2001 and December 31, 2000 and 1999 was approximately $3,799,000, $5,102,000 and $5,374,000, respectively.

     Funding and support services provide payroll funding services and back office support to independent consulting and staffing companies. In providing payroll funding services, the Company purchases the accounts receivable of independent staffing firms and receives payments directly from these firms' clients. The Company pursues the collection of these receivables; however, the amount of any account receivable which is not collected within a specified period after billing is charged back by the Company to the firm from which such receivables were acquired. The Company receives a fee for providing these fundings and other services, which is included in net sales of services in the accompanying consolidated statements of operations at the time the services are rendered.

     Cash and Cash Equivalents

     The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash and cash equivalents. Cash equivalents consists primarily of money market funds.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               December 30, 2001 and December 31, 2000 and 1999

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

     Intangible Assets

     The net assets of a purchased business are recorded at their fair value at the date of acquisition. Goodwill represents the excess of purchase price over the fair value of identifiable net assets of companies acquired. Goodwill is amortized on a straight-line basis over periods of 20 to 40 years (see note 5).

     The Company assesses the recoverability of this asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through forecasted future operations. For fiscal 2001, impairment was evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset.

     See "Impact of Recently Issued Accounting Standards" in this note 2 for a discussion of a new evaluation method effective beginning in fiscal 2002.

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

     Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates involved are the collectibility of receivables, the recoverability of long-lived assets and deferred tax assets and the assessment of litigation and contingencies. Actual results could differ from those estimates.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               December 30, 2001 and December 31, 2000 and 1999

     Fair Values of Financial Instruments

     Cash and cash equivalents, accounts receivable, funding and service fees receivable, accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short-term maturity of these financial instruments.

     The Company's fixed rate debt obligations are traded infrequently, and their fair market value may fluctuate significantly due to changes in the demand for securities of their type, the overall level of interest rates, conditions in the high yield capital markets, and perceptions as to the Company's condition and prospects. After giving consideration to similar debt issues, indicated bid levels, and other market information, the Company believes that the approximate fair values of its outstanding debt instruments at December 30, 2001 were as follows: (i) $52.2 million for COI's 12% Senior Notes due 2007 in the outstanding principal amount of $87.0 million, (ii) $4.2 million for COMFORCE's 15% PIK Debentures due 2009 in the outstanding principal amount of $10.4 million, and (iii) $8.1 million for COMFORCE's 8% Convertible Subordinated Note due December 2, 2009 in the outstanding principal amount of $8.1 million.

     Deferred Financing Costs

     Deferred financing costs consist of costs associated with the issuance of the Company's long-term debt (see note 8). Such costs are amortized on a straight-line basis over the life of each financing source, which ranges from 3 to 12 years, and unamortized costs are fully recognized upon discharge of any financing. Upon the repayment and termination in December 2000 of the Company's prior revolving credit with other institutional lenders, $742,000 in unamortized financing costs related thereto were expensed (see note 8). In addition, $1.1 million was expensed in the fiscal year ended December 30, 2001 relating to the early extinguishment of debt (see note 8).

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

     Foreign Currency

     The functional currency of the Company's foreign subsidiary is the applicable local currency. Assets and liabilities of the foreign subsidiary is translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates during the year. As a result, the translation adjustments are accumulated in a separate component of stockholders' equity.

     Reserves for Claims

     Workers' compensation benefits are provided under a self-insured plan for employees of the Company. The Company records its estimate of the ultimate cost of, and reserves for, workers' compensation based on actuarial computations using the Company's loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported.

     The ultimate cost of workers' compensation will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims. Accruals for workers' compensation claims are included in accrued expenses in the consolidated balance sheets.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               December 30, 2001 and December 31, 2000 and 1999

     Accounting for Derivative Instruments and Hedging Activities

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Since the Company does not have any derivatives and does not engage in hedging activities, the adoption of SFAS 133 had no impact on the Company's consolidated financial statements.

     Impact of Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations (SFAS 141) and Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142) and in August 2001 the FASB issued statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30 2001. The Company adopted the provisions of SFAS 141 upon issuance. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires, commencing December 31, 2001, that goodwill and intangible assets with indefinite useful lives no longer be amortized. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. Goodwill and intangible assets acquired by the Company in its business combinations completed before July 1, 2001 was amortized during the period through December 30, 2001.

     SFAS 141 requires that upon adoption of SFAS 142, the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. The Company also adopted SFAS 142 and, accordingly, will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and to make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment within the first interim period in accordance with SFAS 144. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS 142 and SFAS 144 require that the Company perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To the extent a reporting unit's carrying amount (as defined in SFAS 142) exceeds its fair value, the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the fiscal year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations.

     As of the date of adoption, the Company has unamortized goodwill and identifiable intangible assets in the amount of $134.3 million, which are subject to the transition provision of SFAS 141 and SFAS 142. Amortization expense related to goodwill was $4.2 million for the year ended December 30, 2001. The Company has evaluated the remaining useful lives of its intangible assets that will continue to be amortized

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               December 30, 2001 and December 31, 2000 and 1999

     and has determined that no revision to the useful lives will be required. The Company expects to complete its initial impairment review of intangible assets with indefinite useful lives by the end of the first quarter of 2002 and of goodwill by the end of the second quarter 2002. The Company does not expect that its impairment review of its intangible assets with indefinite useful lives will result in a material impact to its consolidated financial statements. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate whether any transitional impairment losses associated with the Company's goodwill will be required to be recognized.

     In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities. The Company is required to adopt SFAS 143, effective for calendar year 2003. The Company does not expect the adoption of SFAS 143 to have a material impact on its future consolidated operations or financial position, as the Company is now constituted.

     SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for
     (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. SFAS 144 also amends ARB No. 51, Consolidated Financial Statement, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required to adopt SFAS 144 effective December 31, 2001. The Company does not expect the adoption of SFAS 144 for long-lived assets held for sale to have a material impact on its consolidated financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of this statement for assets held for use or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 144 will have on its financial statements with respect to future disposal decisions, if any.

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

     During 2001, contingent payments in connection with recently completed acquisitions were approximately $746,000 in cash, which has been included in intangible assets on the accompanying balance sheet. At

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               December 30, 2001 and December 31, 2000 and 1999

     December 30, 2001, maximum future contingent payments in connection with all acquisitions approximate $325,000 in cash.

(4)  Property and Equipment

     Property and equipment as of December 30, 2001 and December 31, 2000 consisted of (in thousands):

                                                         Estimated useful
                                                          lives in years      2001          2000
                                                          --------------    --------       ------
     Computer equipment and related software                    3-7         $ 20,089       16,390
     Furniture, fixtures and vehicles                           3-7            2,546        2,244
     Leasehold improvements                                     3-7              757          676
                                                                            --------       ------
                                                                              23,392       19,310
     Less accumulated depreciation and amortization                          (10,802)      (7,260)
                                                                            --------       ------
                                                                            $ 12,590       12,050
                                                                            ========       ======

     Depreciation and amortization expense was $3,542,000, $3,008,000 and $2,342,000 for the years ended December 30, 2001 and December 31, 2000 and 1999, respectively.

(5)  Intangibles

     Intangibles as of December 30, 2001 and December 31, 2000 consisted of (in thousands):

                                                         Estimated
                                                        useful lives
                                                          in years                 2001          2000
                                                          --------               --------       -------
             Goodwill                                       20-40                $151,163       150,512
             Non-compete covenants                              5                     508           660
             Other                                              5                     685           587
                                                                                 --------       -------
                                                                                  152,356       151,759
             Less accumulated amortization                                        (18,073)      (14,104)
                                                                                 --------       -------
                                                                                 $134,283       137,655
                                                                                 ========       =======

     Amortization expense was $4,293,000, $4,416,000 and $4,482,000 for the years ended December 30, 2001 and December 31, 2000 and 1999, respectively.

(6)  Accrued Expenses

     Accrued expenses as of December 30, 2001 and December 31, 2000 consisted of (in thousands):
                                                       2001           2000
                                                    -------        -------
              Payroll and payroll taxes             $16,796         20,249
              Vacation/pension plan                   1,982          2,318
              Income taxes payable                      973            973
              Commissions                             1,769          2,288
              Interest                                1,205          1,485
              Litigation settlement                      --          1,056
              Other                                   5,762          5,866
                                                    -------        -------
                                                    $28,487         34,235
                                                    =======        =======

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               December 30, 2001 and December 31, 2000 and 1999

(7)  Income Taxes

     Total income tax expense as of December 30, 2001 and December 31, 2000 and 1999 was allocated as follows (in thousands):

                                             2001      2000      1999
                                            ------    ------    ------
          Income from continuing
          operations                        $  303     3,073     2,169
          Extraordinary items                6,595     1,883        --
                                            ------    ------    ------
                                            $6,898     4,956     2,169
                                            ======    ======    ======

     The provision for (recovery of) income taxes as of December 30, 2001 and December 31, 2000 and 1999 consisted of (in thousands):

                                              2001       2000       1999
                                            -------     ------     ------
          Current:
               Federal                      $(1,603)     2,057      1,337
               State                           (155)       996        303
                                            -------     ------     ------
               Total current                 (1,758)     3,053      1,640
                                            -------     ------     ------
          Deferred:
               Federal                        1,574        145        445
               State                            487       (125)        84
                                            -------     ------     ------
               Total deferred                 2,061         20        529
                                            -------     ------     ------
          Total tax expense                 $   303      3,073      2,169
                                            =======     ======     ======

     Total income tax expense differed from the statutory federal income tax rate of 34% before income taxes as a result of the following items (in thousands):

                                                                                   2001              2000            1999
                                                                                  ------            -----           -----
             Statutory federal tax rate at 34.0%                                  $ (993)             910              45
             State and local taxes, net of federal tax                               219              575             255
             Change in deferred tax rates and estimates used                        (345)              11              49
             Effect of non-deductible items                                        1,422            1,577           1,820
                                                                                  ------            -----           -----
                                                                                  $  303            3,073           2,169
                                                                                  ======            =====           =====

     The components of deferred tax assets and deferred tax liabilities at December 30, 2001 and December 31, 2000 (in thousands) are as follows:

                    COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               December 30, 2001 and December 31, 2000 and 1999

                                                                         2001          2000
                                                                       ---------     ---------
          Deferred tax assets:
               Reserves and allowances                                 $     697           586
               Accrued liabilities and other                               2,198         4,327
                                                                       ---------     ---------

                    Total deferred tax assets                              2,895         4,913
                                                                       ---------     ---------
          Deferred tax liability:
               Intangibles                                                 1,438         1,255
               Excess depreciation                                         2,008         2,178
               Other                                                          30            --
                                                                       ---------     ---------
                    Total deferred tax liabilities                         3,476         3,433
                                                                       ---------     ---------
                    Net deferred tax (liability) asset                 $    (581)        1,480
                                                                       =========     =========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies implemented. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 30, 2001. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income change.

(8)  Debt

     Notes payable and long-term debt at December 30, 2001 and December 31, 2000 consisted of (in thousands):

                                                                                                 2001         2000
                                                                                               --------     --------
     12% Senior Notes, due 2007 (a)                                                            $ 87,000      100,000
     15% Senior Secured PIK Debentures, due 2009 (b)                                             10,379       30,932
     8% Subordinated Convertible Notes due 2009 (c)                                               8,121           --
     Revolving line of credit, due December 14, 2003, with interest payable monthly at
      LIBOR plus 2.25% with a weighted average rate of 4.33% at December 30, 2001 and LIBOR
      plus 2.50% with a weighted average rate of a rate of 9.46% at December 31, 2000 (d)        49,220       66,489
                                                                                               --------     --------

     Total long-term debt                                                                      $154,720      197,421
                                                                                               ========     ========

     (a) The 12% Senior Notes due 2007 (the Senior Notes) are senior uncollateralized obligations of COI and rank equal in right of payment with all existing and future senior indebtedness of COI and senior in right of payment to all existing and future subordinated indebtedness of COI. The Senior Notes provide for the payment of interest semi-annually at the rate of 12% per annum and mature on December 1, 2007.

          COI may redeem the Senior Notes, in whole or in part, at any time on or after December 1, 2002 at a redemption price of 106% for the 12 months commencing December 1, 2002, declining annually to 100% at any time on or after December 1, 2005, together with accrued and unpaid interest to the date of redemption.

                    COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               December 30, 2001 and December 31, 2000 and 1999

          During 2000, the Company repurchased $10.0 million face value of the Senior Notes for a purchase price of $5.1 million. The net extraordinary gain that was realized by these repurchases was $2.8 million, which includes the reduction of $200,000 of deferred financing costs associated with the repurchases, net of tax expense of $1.9 million. During 2001, the Company repurchased $13.0 million face value of the Senior Notes for a purchase price of $8.9 million. The net extraordinary gain that was realized by these repurchases was $2.3 million, which includes the reduction of $369,000 of deferred financing costs associated with the repurchases, net of tax expense of $1.6 million.

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

     (b) The 15% Senior Secured PIK Debentures due 2009 (the PIK Debentures) constitute direct and unconditional senior obligations of the Company and are collateralized by a pledge by the Company of all of the issued and outstanding common stock of COI. The payment obligations of the Company under the PIK Debentures must at all times rank at least equal in priority of payment with all existing and future indebtedness of the Company. The PIK Debentures are structurally subordinated to all indebtedness of the Company's direct and indirect subsidiaries.

          The PIK Debentures bear interest at the rate of 15% per annum, subject to increases in certain circumstances, payable semi-annually, and mature on December 1, 2009. Through December 1, 2002, interest is payable in cash or in additional PIK Debentures paid in kind (PIK) on each interest payment date, at the option of the Company. Thereafter, interest is payable only in cash. During 2001, the Company issued approximately $2.7 million of additional PIK Debentures in lieu of interest.

          In 2001, the Company completed (i) the repurchase of $5.2 million principal amount of PIK Debentures (with accrued, unpaid interest thereon of $340,000) for $2.5 million, the repurchase price of which was paid from lower interest rate borrowings under the IBJ Credit Facility, and (ii) the exchange of $18.0 million principal amount of PIK Debentures (bearing interest at the rate of 15% per annum, with accrued, unpaid interest thereon of $860,000) for its new $8.0 million Convertible Subordinated Note due December 2, 2009 (bearing interest at the rate of 8% per annum), plus $1.0 million in cash. The net extraordinary gain that was realized by the repurchase and exchange described above was $7.0 million, which includes the reduction of $689,000 of deferred financing costs associated with the repurchases, net of tax expense of $5.0 million.

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

                    COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               December 30, 2001 and December 31, 2000 and 1999

          subsidiary stock, (v) transactions with affiliates, (vi) consolidations, mergers and transfers of all or substantially all the assets of the Company and (vii) distributions from subsidiaries.

          Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income which has been generated by Company through December 30, 2001 is net income attributable to the operations of COI. Accordingly, except for permitted distributions as described below, these assets and net income are restricted as to their use by COMFORCE.

          The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as "restricted payments," including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than
          (1) to upstream $2.0 million annually ($1.25 million prior to 2000) to pay public company expenses, (2) to upstream up to $10.0 million to pay income tax related to deemed forgiveness of PIK Debentures to facilitate the purchase or exchange by COMFORCE of PIK Debentures at less than par, (3) under certain circumstances in connection with a disposition of assets, to upstream proceeds therefrom to repay the PIK Debentures, and (4) to upstream funds to the extent COI meets the restricted payments test described below.

          In November 2000, COI obtained approval of the holders of the Senior Notes to amend the indenture governing the Senior Notes to increase the permitted upstream of funds to pay public company expenses of COMFORCE from $1.25 million annually to $2.0 million annually. COI upstreamed $1.9 million in 2000 and $1.8 million in 2001 for public company expenses of COMFORCE.

          Under the restricted payments test, COI is permitted to upstream funds to COMFORCE if (1) a default under the indenture does not then exist or would result therefrom, (2) COI has a consolidated coverage ratio (as defined in the indenture) of at least 1.50 to 1.00 and (3) the aggregate amount of the upstream and all other restricted payments previously made does not exceed 50% of COI's consolidated net income (as defined in the indenture) accrued from January 1, 1998 through the most recent fiscal quarter ending prior to the date of the restricted payment, plus 100% of other amounts upon the occurrence of certain events (none of which have occurred to date). At December 30, 2001, COI had approximately $2.0 million available for distribution as permitted restricted payments. This amount represents 50% of consolidated net income of COI for the period from January 1, 1998 through December 30, 2001, less restricted payments made to date.

          As described above, through December 1, 2002, interest under the PIK Debentures is payable, at the option of COMFORCE, in cash or in kind through the issuance of additional PIK Debentures. To date, COMFORCE has paid all interest in kind. In 2001, the Company paid $2.7 million in interest in kind. Beginning with the interest payment due June 1, 2003, COMFORCE will be required to pay interest on the PIK Debentures in cash. Its ability to do so will be dependent on the ability of COI to borrow funds for this purpose under the IBJ Credit Facility and to upstream funds under the restricted payments test. In addition, COMFORCE's ability to repay the PIK Debentures at their maturity on December 1, 2009 or on any earlier required repayment or repurchase date will also be dependent on the ability of COI to upstream funds under the restricted payments test, unless COMFORCE separately obtains a loan or sells its capital stock or other securities to provide funds for this purpose.

     (c) The Company's 8% Subordinated Convertible Note due December 2, 2009 (the "Convertible Note") bears interest at the rate of 8% per annum, payable semi-annually on June 1 and December 1 in each year. Through December 1, 2003, interest on the Convertible Note may, at the election of the Company, be paid-in-kind through its issuance of additional Convertible Notes. The Convertible Note is convertible into the Company's common stock based on a price of $1.70 per

                    COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               December 30, 2001 and December 31, 2000 and 1999

          share of common stock, provided that if such conversion would result in a change of control occurring under the terms of the indentures governing the PIK Debentures or the Senior Notes, the Convertible Note will be convertible into shares of non-voting preferred stock having a nominal liquidation preference (but no other preferences), which in turn will be convertible into common stock at the holder's option at any time so long as the conversion would not result in a change of control. Notice of conversion must be given at least 61 days in advance. During 2001, the Company issued approximately $100,000 of additional Convertible Notes in lieu of interest. See note 16.

     (d) In December 2000, the Company repaid its prior credit facility with the proceeds of a new revolving credit facility agented by IBJ Whitehall Business Credit Corporation (the IBJ Credit Facility) providing for borrowings of up to $100.0 million. The maximum borrowing availability under the IBJ Credit Facility was increased to $110.0 million in January 2001 when additional lending institutions requested to join the loan syndicate and subsequently reduced to $95.0 million in December 2001 at the request of the Company. Permitted borrowings under the IBJ Credit Facility are based upon a specified percentage of the Company's eligible accounts receivable. At December 30, 2001, the Company had outstanding borrowings of $49.2 million and remaining availability based upon eligible accounts receivable of $12.2 million. The Company has pledged substantially all of its assets as collateral for the IBJ Credit Facility. The Company also had standby letters of credit outstanding at December 30, 2001 in the aggregate amount of $4.0 million.

          Borrowings under the IBJ Credit Facility bear interest, at the Company's option, at a rate based on a margin over either the base commercial lending rate of IBJ or LIBOR. The terms of the agreement include a commitment fee of 0.3% based on unutilized amounts.

          The agreements evidencing the IBJ Credit Facility contain various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. As of December 30, 2001, the Company was in compliance with such covenants. The scheduled maturity date of the IBJ Credit Facility is December 14, 2003.

     Required principal payments of long-term debt are as follows (in thousands):

                    2003                             $ 49,220
                    Thereafter                        105,500
                                                     --------
                                                     $154,720
                                                     ========

(9)  Income (Loss) Per Share

     Options and warrants to purchase 3,733,968, 3,264,490 and 4,781,487 shares of common stock were outstanding for the years ended 2001, 2000 and 1999, respectively, but were not included in the computation of diluted income
     (loss) per share because their effect would be anti-dilutive.

(10) Stock Options and Warrants

     Long-Term Stock Investment Plan

     Effective December 16, 1993, the Company's Board of Directors approved the Long-Term Stock Investment Plan (the 1993 Plan), which provided for the granting of options for the purchase of the Company's common stock to executives, key employees and non-employee consultants and agents of the Company and its subsidiaries. The 1993 Plan authorizes the awarding of Stock Options, Incentive Stock Options and Alternative Appreciation Rights. The 1993 Plan reserved 1,500,000 shares of the Company's common stock for grant on or before December 31, 2002. All options have generally been granted at a

                    COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               December 30, 2001 and December 31, 2000 and 1999

     price equal to or greater than the fair market value of the Company's common stock at the date of grant. Generally, options are granted with a vesting period of up to 4 years and expire 10 years from the date of grant. In October 1996, the 1993 Plan was amended to allow for the issuance of an additional 2,500,000 options under the plan for a total 4,000,000 shares. in June 2000, the 1993 Plan was further amended to allow for the issuance of an additional 1,000,000 options under the plan for a total of 5,000,000 shares. A summary of stock option transactions for the years ended December 30, 2001 and December 31, 2000 and 1999 is as follows:

                                                         2001                        2000                    1999
                                                  -----------------------   ----------------------   ----------------------
                                                                Average                   Average                  Average
                                                               weighted                  weighted                 weighted
                                                               exercise                  exercise                 exercise
                                                    Shares      price        Shares       price       Shares       price
                                                    ------      -----        ------       -----       ------       -----
Outstanding
beginning of year                                  2,945,490    $ 5.55       2,761,825    $6.69       2,565,625   $ 7.52
Granted                                              615,628      0.74         702,000     1.99         440,000     4.53
Exercised                                                 --        --         (35,000)    1.13              --       --
Forfeited/expired                                    (96,150)     8.12        (483,335)    7.15        (243,800)   11.56
                                                  ----------                ----------               ----------
Options outstanding
end of year                                        3,464,968      4.63       2,945,490     5.55       2,761,825     6.69
                                                  ==========                ==========               ==========

Options exercisable,
end of year                                        3,194,540    $ 4.78       2,283,088    $6.09       2,026,131   $ 6.77
                                                  ==========                ==========               ==========

Option available for
grant, end of year                                 1,117,516                 1,636,994                  855,659
                                                  ==========                ==========                =========


                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               December 30, 2001 and December 31, 2000 and 1999

         The following table summarizes information about stock options outstanding at December 30, 2001:

                                                Weighted-                                                   Weighted-
                                                 average                                                     average
      Range of                 Shares           remaining             Weighted-            Shares          exercisable
   exercise prices          outstanding        contractual        average exercise       exercisable          price
   ---------------          -----------        life (years)             price            -----------          -----
                                               ------------             -----
  $0.6225 - $ 4.99           1,437,128             6.10                $ 1.46             1,198,125          $ 1.38
  $  5.00 - $ 7.99           1,851,500             4.42                  6.51             1,851,500            6.51
  $  8.00 - $13.99             162,700             5.29                 10.20               131,275           10.22
  $ 14.00 - $17.99               5,140             4.85                 14.97                 5,140           14.97
  $ 18.00 - $19.00               8,500             4.38                 18.38                 8,500           18.38
                            ----------         --------               -------             ---------         -------
  $0.6225 - $19.00           3,464,968             5.16                $ 4.63             3,194,540          $ 4.78

         The per share weighted-average fair value of each option granted during fiscal 2001, 2000 and 1999 was $0.31, $0.30 and $0.88, respectively, on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants: no dividend yield; expected volatility of 45.6% for fiscal 2001 and 2000 and 45.8% for 1999; risk free interest rate (ranging from 4.58% to 6.88%); and expected lives of approximately three years. Weighted-averages are used because of varying assumed exercise dates.

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

                                                                 2001                2000                 1999
                                                                 ----                ----                 ----
                                                                    (in thousands, except per share amounts)
         Net income (loss) as reported                          $6,040              2,387               (2,038)
         Pro forma income (loss)                                 5,807              2,115               (2,445)
         Basic income (loss) per share as reported                0.36               0.15                (0.12)
         Pro forma basic income (loss)
              per share                                           0.35               0.13                (0.15)
         Diluted income (loss) per share as reported              0.36               0.15                (0.12)
         Pro forma diluted income (loss) per share                0.35               0.13                (0.15)

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               December 30, 2001 and December 31, 2000 and 1999


         Warrants

         At December 30, 2001 and December 31, 2000, the Company had outstanding warrants to purchase a total of 269,000 and 319,000 shares of common stock at prices ranging from $7.55 to $7.63 and $7.43 to $7.63 per share, respectively. These warrants expire at various dates through 2009.

   (11)  Litigation

         In January 1997, Austin A. Iodice, who served as the Company's chief executive officer, president and vice chairman from 1993 to 1995 while the Company was engaged in the jewelry business, and Anthony Giglio, who performed the functions of the Company's chief operating officer during this same period, filed separate suits against the Company in the Connecticut Superior Court alleging that the Company had breached the terms of management agreements entered into with them by failing to honor options awarded to them in 1993. The Company maintained that these options had expired in 1996, three months after the plaintiffs ceased to be employed by the Company, as provided in the Company's Long-Term Stock Investment Plan. The plaintiffs maintained that they were agents and not employees of the Company and that, therefore, these options had not expired. On November 30, 2000, immediately prior to the scheduled jury trial, the parties reached settlement of these suits, the terms of which were entered with the court. Under the terms of settlement, the Company paid to the plaintiffs $325,000 on January 2, 2001 and $300,000 on May 1, 2001, and issued options to them on January 2, 2001 to purchase 555,628 shares of common stock in the aggregate at an exercise price of $0.6625 per share. The Company recorded a charge of approximately $1.1 million as a result of this litigation during fiscal year 2000.

         The Company is also a party to routine contract and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company.

   (12)  Savings Incentive and Profit Sharing Plan

         The Company participates in a savings incentive and profit sharing plan (the Plan). All eligible employees may make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. No contributions were made by the Company in 2001, 2000 or 1999.

         Certain employees who work for governmental agencies are required to be covered under a separate pension plan. During 2001, 2000 and 1999, the Company recorded approximately $1,596,000, $1,714,000 and $1,492,000, respectively, of expense related to these benefits.

   (13)  Lease Commitments

         The Company leases certain office space and equipment. Rent expense for all operating leases in 2001, 2000 and 1999 approximated $3,719,000, $3,406,000 and $2,952,000, respectively.

         As of December 30, 2001, future minimum rent payments due under the terms of noncancelable operating leases excluding any amount that will be paid for operating costs are (in thousands):

                         2002                      $  3,337
                         2003                         2,846
                         2004                         2,092
                         2005                         1,574
                         2006                         1,168
                         Thereafter                   3,673
                                                   --------
                                                   $ 14,690
                                                   ========

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               December 30, 2001 and December 31, 2000 and 1999


  (14)   Concentration of Credit Risk

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

         At December 30, 2001, the Company had one customer with accounts receivable balances that aggregated 5.7% of the Company's total accounts receivable. At December 31, 2000, the Company had four customers with accounts receivable balances that aggregated 24.6% of the Company's total accounts receivable. One customer accounted for 11.6% of the Company's total revenues for the year ended December 30, 2001. Percentages of total revenues from significant customers were less than 10% for each of the years ended December 31, 2000 and 1999.

  (15)   Industry Segment Information

         COMFORCE has determined that its reportable segments can be distinguished principally by the types of services offered to the Company's clients.

         The Company reports its results through three operating segments -- Staff Augmentation, Human Capital Management Services and Financial Outsourcing Services. The Staff Augmentation segment provides information technology (IT), telecom, healthcare support, and technical and engineering services. The Human Capital Management Services segment provides contingent workforce management services. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies.

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

         The table below presents information on the revenues and operating contribution for each segment for the three years ended December 30, 2001, and items which reconcile segment operating contribution to COMFORCE's reported pre-tax income (loss) (in thousands):

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               December 30, 2001 and December 31, 2000 and 1999

                                                        December 30,       December 31,     December 31,
                                                            2001               2000             1999
                                                        -----------        -----------      ------------
         Net sales of services:
             Staff Augmentation                           $301,167           336,740          321,291
             Human Capital Management Services             124,596           131,525          103,864
             Financial Outsourcing Services                 11,936            12,060           11,066
                                                          --------           -------          -------
                                                          $437,699           480,325          436,221
                                                          ========           =======          =======
         Operating contribution:
             Staff Augmentation                           $ 31,237            36,791           28,989
             Human Capital Management Services               2,622             4,724            6,147
             Financial Outsourcing Services                  6,437             9,249            8,432
                                                          --------           -------          -------
                                                            40,296            50,764           43,568
                                                          --------           -------          -------
         Consolidated expenses:
             Interest, net                                  19,950            23,019           21,732
             Restricted covenant release                        --            (1,000)              --
             Write-off of deferred financing costs              --               742               --
             Restructuring credit                               --                --             (163)
             Depreciation and amortization                   7,835             7,424            6,824
             Corporate general and administrative
                 expenses                                   15,431            16,847           15,044
             Litigation Settlement                              --             1,056               --
                                                          --------          --------         --------
                                                            43,216            48,088           43,437
                                                          --------          --------         --------
         Income (loss) before income tax and
                 extraordinary gain                       $ (2,920)            2,676              131
                                                          ========           =======          =======

         Total assets:
             Staff Augmentation                           $ 29,226            51,849           39,022
             Human Capital Management Services              14,865            17,826            6,850
             Financial Outsourcing Services                 35,938            49,392           35,861
             Corporate                                     159,980           164,347          167,977
                                                          --------          --------         --------
                                                          $240,009           283,414          249,710
                                                          ========          ========         ========

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               December 30, 2001 and December 31, 2000 and 1999


(16)    Related Party Transaction

        In September 2001, the Company completed the exchange of $18.0 million principal amount of PIK Debentures for the Company's 8% Convertible Note in the principal amount of $8.0 million, plus $1.0 million in cash. A limited partnership in which John Fanning, the Company's Chairman and Chief Executive Officer, holds the principal economic interest, was the holder of the $18.0 million PIK Debentures that were exchanged for the Convertible Note and cash. Rosemary Maniscalaco, a director of the Company, is the general partner of this limited partnership. By virtue of this position, she is deemed to be a beneficial owner of the Convertible Note. Prior to the exchange, the Company received the consent to eliminate certain of the covenants in the indenture governing the PIK Debentures.

        The purpose of this transaction was to improve the Company's balance sheet through the exchange of higher interest rate debt (15% per annum) for lower interest rate debt (8% per annum) and the elimination of $10.0 million of debt. No other holder of PIK Debentures accepted the Company's offer of exchange and repurchase on these terms. The Company obtained the opinion of an independent investment banking firm that this transaction was fair to the Company from a financial point of view. See note 8(c).

(17)    Selected Quarterly Financial Data (unaudited)
        (in thousands, except per share data and footnotes)

2001                                                                  Quarter                                  Year End
                                     -------------------------------------------------------------------
                                            First             Second         Third            Fourth          December 30
Net sales of services                     $123,352           $112,207       $107,508         $ 94,632           $437,699
Gross profit                                26,472             23,970         21,171           18,640             90,253
Income (loss) before
   extraordinary gain                          162               (401)          (978)          (2,006)            (3,223)
Net income (loss)/(1)/                    $  4,019           $   (401)      $  4,428         $ (2,006)          $  6,040
                                          ========           ========       ========         ========           ========
Income (loss) per share before
     extraordinary gain

Basic                                         0.01              (0.02)         (0.06)           (0.12)             (0.19)
Diluted                                       0.01              (0.02)         (0.06)           (0.12)             (0.19)

2000                                                                  Quarter                                  Year End
                                     -------------------------------------------------------------------
                                            First             Second         Third            Fourth          December 31
Net sales of services                     $106,845           $117,718       $120,441         $135,321           $480,325
Gross profit                                21,050             24,424         25,663           29,586            100,723
Income (loss) before
     extraordinary gain                     (1,542)                61            529              555               (397)
Net income (loss)/(2)/                    $ (1,542)          $     61       $  3,189         $    679           $  2,387
                                          ========           ========       ========         ========           ========
Income (loss) per share before
     extraordinary gain
Basic                                        (0.09)                --           0.03             0.03              (0.02)
Diluted                                      (0.09)                --           0.03             0.03              (0.02)

/(1)/ Includes $9.3 million ($0.55 per basic and diluted share) for the year end December 30, 2001; $3.9 million ($0.23 per basic and diluted share) during quarter ended April 1, 2001 and $5.4 million ($0.33 per basic and diluted share) during quarter ended September 30, 2001 relating to the extraordinary gain on the extinguishment of debt.

                     COMFORCE CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
               December 30, 2001 and December 31, 2000 and 1999


/(2)/ Includes $2.8 million ($0.17 per basic and diluted share) for the year end December 31, 2000; $2.7 million ($0.16 per basic and diluted share) during the quarter ended September 30; 2000 and $100,000 ($0.01 per basic and diluted share) during the quarter ended December 31, 2000 relating to the extraordinary gain on the extinguishment of debt.

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

                                                                        Schedule

                     COMFORCE CORPORATION AND SUBSIDIARIES

                 Schedule II Valuation and Qualifying Accounts

           Years ended December 30, 2001, December 31, 2000 and 1999

                                (in thousands)

                                                          Balance at     Charged to      Charged                          Balance
                                                          beginning      costs and       to other                        at end of
                                                          of period       expenses       accounts       Deductions        period
                                                          ----------     ----------      --------       ----------       ---------
For the year ended December 30, 2001:
    Deducted from assets to which they apply:
       Allowance for doubtful accounts                    $    1,025          3,013             -           (2,619)          1,419
                                                          ==========     ==========      ========       ==========       =========
For the year ended December 31, 2000:
    Deducted from assets to which they apply:
       Allowance for doubtful accounts                    $      868            484             -             (327)          1,025
                                                          ==========     ==========      ========       ==========       =========

For the year ended December 31, 1999:
    Deducted from assets to which they apply:
       Allowance for doubtful accounts                    $      790             78             -                -             868
                                                          ==========     ==========      ========       ==========       =========

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

2.3 Registration Rights Agreement dated as of August 13, 1997, by and among COMFORCE Corporation, John Fanning and Fanning Asset Partners, L.P., a Georgia limited partnership (included as an exhibit to Amendment No. 2 to the Registration Statement on Form S-4 of COMFORCE Corporation filed with the Commission on October 24, 1997 (Registration No. 333-35451) and incorporated herein by reference).

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

10.1 Purchase Agreement, dated as of November 19, 1997, by and between COMFORCE Operating, Inc. and NatWest Capital Markets Limited, as Initial Purchaser (included as an exhibit to the Registration Statement on Form S-4 of COMFORCE Corporation filed with the Commission on December 24, 1997 (Registration No. 333-43327) and incorporated herein by reference).

10.2 Purchase Agreement, dated as of November 19, 1997, dated as of November 26, 1997, by and between COMFORCE Corporation and NatWest Capital Markets Limited, as Initial Purchaser (included as an exhibit to the Registration Statement on Form S-4 of COMFORCE Corporation filed with the Commission on December 24, 1997 (Registration No. 333-43327) and incorporated herein by reference).

10.3 Warrant Agreement dated November 26, 1997 by and between COMFORCE Corporation and The Bank of New York, as Warrant Agent (included as an exhibit to the Registration Statement on Form S-4 of COMFORCE Corporation filed with the Commission on December 24, 1997 (Registration No. 333-43327) and incorporated herein by reference).

10.4 Pledge Agreement dated November 26, 1997 by and between COMFORCE Corporation and The Bank of New York, as Collateral Agent (included as an exhibit to the Registration Statement on Form S-4 of COMFORCE Corporation filed with the Commission on December 24, 1997 (Registration No. 333-43327) and incorporated herein by reference).

10.5 Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning (included as an exhibit to COMFORCE Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.6 Amendment to Employment Agreement dated as of March 28, 2000 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning (included as an exhibit to COMFORCE Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.7 Second Amendment to Employment Agreement dated as of January 23, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendment dated as of March 28, 2000 (included as an exhibit to COMFORCE Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.8* Third Amendment to Employment Agreement dated as of September 27, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendments dated as of March 28, 2000 and January 23, 2001.

10.9 Employment Agreement dated as of January 1, 1999 among COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone (included as an exhibit to COMFORCE Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.10 Amendment to Employment Agreement dated as of January 23, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone (included as an exhibit to COMFORCE Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.11* Second Amendment to Employment Agreement dated as of September 27, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone, as previously amended by Amendment dated as of January 23, 2001.

10.12 Loan and Security Agreement dated as of December 14, 2000 among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and IBJ Whitehall Business Credit Corporation, as lender and agent, and other named participating lenders (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K dated December 19, 2000 and incorporated herein by reference).

10.13 Amendment No. 1 dated as of January 5, 2001 to Loan and Security Agreement dated as of December 14, 2000 among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and IBJ Whitehall Business Credit Corporation, as lender and agent, and other named participating lenders (included as an exhibit to COMFORCE Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.14 Amendment No. 2 dated as of March 5, 2001 to Loan and Security Agreement dated as of December 14, 2000, as amended, among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and IBJ Whitehall Business Credit Corporation, as lender and agent, and other named participating lenders (included as an exhibit to COMFORCE Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.15* Amendment No. 3 dated as of September 21, 2001 to Loan and Security
       Agreement dated as of December 14, 2000, as amended, among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and IBJ Whitehall Business Credit Corporation, as lender and agent, and other named participating lenders.

10.16* Amendment No. 4 dated as of December 7, 2001 to Loan and Security
       Agreement dated as of December 14, 2000, as amended, among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and IBJ Whitehall Business Credit Corporation, as lender and agent, and other named participating lenders.

10.17* Amendment No. 5 dated as of December 7, 2001 to Loan and Security
       Agreement dated as of December 14, 2000, as amended, among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and IBJ Whitehall Business Credit Corporation, as lender and agent, and other named participating lenders.

10.18 8% Subordinated Convertible Note due December 2, 2009 of COMFORCE Corporation (included as an exhibit to COMFORCE Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

21.1*  List of  Subsidiaries.

23.1* Consent of KPMG LLP.

___________________________
*      Filed herewith.