Form 10-Q
period 2002-03-31
COMFORCE CORP
filed 2002-05-15
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission file number: 1-6081

                              COMFORCE Corporation
             (Exact name of registrant as specified in its charter)

            Delaware                                   36-2262248
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

           415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York 11797
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:       (516) 437-3300

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

             Class                                Outstanding at May 10, 2002
   Common stock, $.01 par value                          16,659,274 shares

                              COMFORCE Corporation

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements..................................................3

         Consolidated Balance Sheets at March 31, 2002 (unaudited)
             and December 30, 2001.............................................3

         Consolidated Statements of Operations for the three
             months ended March 31, 2002 and April 1, 2001 (unaudited).........4

         Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and April 1, 2001 (unaudited)................5

         Notes to Unaudited Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk............13

PART II  OTHER INFORMATION....................................................13

Item 1.  Legal Proceedings (not applicable)...................................13

Item 2.  Changes in Securities and Use of Proceeds (not applicable)...........14

Item 3.  Defaults Upon Senior Securities (not applicable).....................14

Item 4.  Submission of Matters to a Vote of Security Holders (not applicable).14

Item 5.  Other Information (not applicable)...................................14

Item 6.  Exhibits and Reports on Form 8-K   ..................................14


SIGNATURES....................................................................15

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      COMFORCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                                      March 31,            December 30,
                                                                                        2002                   2001
                                                                                  ------------------      ---------------
    ASSETS:                                                                          (unaudited)
    Current assets:
         Cash and cash equivalents                                                        $   5,064            $   4,067
         Accounts receivable, net                                                            48,503               44,091
         Funding and service fees receivable, net                                            30,635               35,938
         Prepaid expenses and other current assets                                            3,820                5,733
                                                                                  ------------------      ---------------
                  Total current assets                                                       88,022               89,829

    Deferred income taxes, net                                                                1,619                   --
    Property and equipment, net                                                              13,009               12,590
    Intangible assets, net                                                                      247                   --
    Goodwill, net                                                                            79,042              134,283
    Deferred financing costs, net                                                             3,082                3,307
                                                                                  ------------------      ---------------
                  Total assets                                                            $ 185,021            $ 240,009
                                                                                  ==================      ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY:

    Current liabilities:
         Accounts payable                                                                 $   2,785            $   3,440
         Accrued expenses                                                                    33,275               28,487
                                                                                  ------------------      ---------------
                  Total current liabilities                                                  36,060               31,927

    Long-term debt                                                                          150,005              154,720
    Deferred income taxes, net                                                                   --                  581
    Other liabilities                                                                           215                  244
                                                                                  ------------------      ---------------
                  Total liabilities                                                         186,280              187,472
                                                                                  ------------------      ---------------

    Commitments and contingencies
    Stockholders' (deficit) equity:
          Common stock, $.01 par value; 100,000,000 shares authorized;
                 16,659,193 shares and 16,659,173 shares issued and outstanding at March 31, 2002 and December 30, 2001, respectively
                                                                                                167                  167
         Additional paid-in capital                                                          49,581               49,581
         Accumulated other comprehensive loss                                                  (317)                (309)
         (Accumulated deficit) retained earnings                                            (50,690)               3,098
                                                                                  ------------------      ---------------
                  Total stockholders' (deficit) equity                                       (1,259)              52,537
                                                                                  ------------------      ---------------
                  Total liabilities and stockholders' (deficit) equity                    $ 185,021            $ 240,009
                                                                                  ==================      ===============

               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                    Three months ended
                                                                            March 31, 2002         April 1, 2001
                                                                         --------------------    ------------------
Revenue:
      Net sales of services                                                      $    93,838           $   123,352
Costs and expenses:
      Cost of services                                                                76,687                96,880
      Selling, general and administrative expenses                                    13,840                17,759
      Depreciation and amortization                                                      889                 1,918
                                                                         --------------------    ------------------

                   Total costs and expenses                                           91,416               116,557
                                                                         --------------------    ------------------

Operating income                                                                       2,422                 6,795
                                                                         --------------------    ------------------
Other income (expense):
     Interest expense                                                                 (3,997)               (5,693)
     Other income, net                                                                     5                     2
                                                                         --------------------    ------------------
                                                                                      (3,992)               (5,691)
Income (loss) before taxes                                                            (1,570)                1,104
Provision (benefit) for income taxes                                                    (582)                  942
                                                                         --------------------    ------------------
            Income (loss) before extraordinary gain and cumulative
                 effect of a change in accounting principle
                                                                                        (988)                  162
                                                                         --------------------    ------------------
Gain on early debt extinguishment,
         net of taxes of $2,679                                                           --                 3,857
Cumulative effect of a change in accounting principle -- goodwill
      impairment, net of tax benefit of $2,200                                       (52,800)                   --
                                                                         --------------------    ------------------

            Net income (loss)                                                   $    (53,788)          $     4,019
                                                                         --------------------    ------------------

Basic income (loss) per common share:
     Income (loss) before extraordinary gain and cumulative effect of
            a change in accounting principle                                     $     (0.06)          $      0.01
     Extraordinary gain                                                                   --                  0.23
     Cumulative effect of a change in accounting principle -- goodwill
            impairment                                                                 (3.17)                   --
                                                                         --------------------    ------------------
     Net income (loss)                                                           $     (3.23)          $      0.24
                                                                         ====================    ==================
Diluted income (loss) per common share:
     Income (loss) before extraordinary gain and cumulative effect of
            a change in accounting principle                                     $     (0.06)          $      0.01
     Extraordinary gain                                                                   --                  0.23
     Cumulative effect of a change in accounting principle -- goodwill
            impairment                                                                 (3.17)                   --
                                                                         --------------------    ------------------
     Net income (loss)                                                           $     (3.23)          $      0.24
                                                                         ====================    ==================
Weighted average common shares outstanding, basic                                     16,659                16,659
                                                                         ====================    ==================
Weighted average common shares outstanding, diluted                                   16,659                16,870
                                                                         ====================    ==================

               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                                        COMFORCE CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)
                                                     (unaudited)

                                                                                         Three months ended
                                                                                 March 31, 2002          April 1, 2001
                                                                            ----------------------    ------------------
  Cash flows from operating activities:
    Net income (loss)                                                            $   (53,788)          $     4,019
    Adjustments to reconcile net income
        to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                  889                 1,918
          Amortization of deferred financing fees                                        243                   200
          Gain on repurchase of Senior Notes                                              --                (2,237)
          Gain on repurchase of PIK Debentures                                            --                (1,620)
          Write-off of goodwill, net of tax                                           52,800                    --
    Changes in assets and liabilities, net of effects of acquisitions of businesses:
          Accounts receivable and funding service fees receivable                        883                 5,836
          Prepaid expenses and other current assets                                    1,103                   516
          Accounts payable and accrued expenses                                        4,133                 3,906
          Decrease in income tax receivable                                              810                    --
                                                                            ------------------    ------------------
  Net cash provided by operating activities                                            7,073                12,538
                                                                            ------------------    ------------------

  Cash flows from investing activities:
       Purchases of property and equipment                                            (1,291)               (1,201)
       Payments of contingent consideration                                              (23)                 (421)
       (Increase) in deferred costs and other assets                                      --                  (250)
                                                                            ------------------    ------------------
  Net cash used in investing activities                                               (1,314)               (1,872)
                                                                            ------------------    ------------------

  Cash flows from financing activities:
       Net repayments under capital leases                                               (29)                  (32)
       Net (repayments) borrowings under line of credit agreement                     (4,715)                  749
       Repurchase of Senior Notes and PIK Debentures                                       --              (11,336)
       Debt financing costs                                                              (18)                  (22)
                                                                            ------------------    ------------------
  Net cash used in financing activities                                               (4,762)              (10,641)
                                                                            ------------------    ------------------

  Net increase in cash and cash equivalents                                              997                    25
       Cash and cash equivalents at beginning of period                                4,067                 4,940
                                                                            ------------------    ------------------
       Cash and cash equivalents at end of period                                $     5,064           $     4,965
                                                                            ==================    ==================

  Supplemental disclosures:
       Cash paid for:
       Interest                                                                  $       478           $     1,023
       Income taxes                                                                      175                   326


               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

          The accompanying unaudited interim consolidated financial statements of COMFORCE Corporation ("COMFORCE") and its subsidiaries, including COMFORCE Operating, Inc. ("COI") (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the entire year.

2.   DEBT

          Notes payable and long-term debt at March 31, 2002 and December 30, 2001 consisted of (in thousands):

                                                                                  March 31,          December 30,
                                                                                  ---------          ------------
                                                                                    2002                2001
                                                                                    ----                ----
        12% Senior Notes, due 2007                                               $    87,000            87,000
        15% Senior Secured PIK Debentures, due 2009                                   10,379            10,379
        8% Subordinated Convertible Notes due 2009                                     8,121             8,121
        Revolving line of credit, due December 14, 2003, with interest payable monthly at LIBOR plus 2.25% with a weighted average rate
        of 4.16% at March 31, 2002 and 4.33% at December 30, 2001                     44,505            49,220
                                                                                 -----------           -------
        Total long-term debt                                                     $   150,005           154,720
                                                                                 ===========           =======

          The debt service costs associated with the Company's 15% Senior Secured PIK Debentures due 2009 (the "PIK Debentures") may be satisfied through issuance of new PIK Debentures through December 1, 2002 and the debt service costs associated with the Company's 8% Subordinated Convertible Notes due 2009 (the "Convertible Notes") may be satisfied through issuance of new Convertible Notes through December 1, 2003.

          Effective as of May 10, 2002, the Company has entered into an amendment to the IBJ Credit Facility to, among other things (i) waive the Company's non-compliance with the fixed-charge coverage ratio for the period ended March 31, 2002, (ii) reduce the fixed-charge coverage ratio in future periods, and (iii) increase each level of the applicable rate and LIBOR margins by 0.25%.

3.   FISCAL YEAR

          On March 22, 2001, the Company's Board of Directors adopted a resolution to change the Company's fiscal year, which was previously a calendar year. Beginning in 2001, the fiscal year consists of the 52 or 53 weeks ending on the last Sunday in December. Accordingly, the Company's current fiscal year will end on Sunday, December 29, 2002.

4.   INCOME (LOSS) PER SHARE

          Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted income (loss) per share for the three month periods ended March 31, 2002 and April 1, 2001 (in thousands):

                                                                   Three Months Ended
                                                      ----------------------------------------------
                                                         March 31, 2002           April 1, 2001
                                                      ---------------------    ---------------------
 Numerator:
Income (loss) before extraordinary gain and
     cumulative effect of a change in accounting
     principle                                            $      (988)           $          162
     Gain on early debt extinguishment, net of
          taxes                                                    --                     3,857
     Cumulative effect of a change in accounting
          principle -- goodwill impairment, net of
          tax benefit                                         (52,800)                       --
                                                      ---------------------    ---------------------
     Net income (loss)                                    $   (53,788)           $        4,019
                                                      =====================    =====================

 Denominator:
     Weighted average shares - basic                           16,659                    16,659

 Effect of dilutive securities:
     Warrants and Employee stock options                          ---                       211
                                                      ---------------------    ---------------------

 Denominator for diluted income (loss) per share
   - adjusted weighted average shares and assumed
     conversions                                               16,659                    16,870
                                                      =====================    =====================

          Outstanding options and warrants to purchase shares of common stock, representing approximately 3.7 million shares of common stock, were not included in the computations of diluted net income (loss) per share for the three months ended March 31, 2002 because their effect would be anti-dilutive.


5.   INDUSTRY SEGMENT INFORMATION

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

          The accounting policies of the segments are the same as those described in Note 2 to the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001. COMFORCE evaluates the performance of its segments and allocates resources to them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses. Assets of the operating segments reflect primarily net accounts receivable and goodwill associated with segment activities; all other assets are included as corporate assets. The Company does not account for expenditures for long-lived assets on a segment basis.

          The table below presents information on the revenues and operating contribution for each segment for the three months ended March 31, 2002 and April 1, 2001, and items which reconcile segment operating contribution to COMFORCE's reported pre-tax income (loss) (in thousands):

                                                         March 31, 2002         April 1, 2001
                                                     --------------------   -------------------
         Net sales of services:
              Staff Augmentation                          $    54,541            $       87,363
              Human Capital Management Services                37,049                    32,697
              Financial Outsourcing Services                    2,248                     3,292
                                                     -----------------      -------------------
                                                          $    93,838            $      123,352
                                                     =================      ===================
         Operating contribution:
             Staff Augmentation                           $     4,597            $       10,138
             Human Capital Management Services                  1,353                       431
             Financial Outsourcing Services                     1,080                     2,596
                                                     -----------------      -------------------
                                                                7,030                    13,165
                                                     -----------------      -------------------
         Consolidated expenses:
             Interest, net                                      3,992                     5,691
             Depreciation and amortization                        889                     1,918
             Corporate general and administrative
                 expenses                                       3,719                     4,452
                                                     -----------------      -------------------
                                                                8,600                    12,061
                                                     -----------------      -------------------

         Income (loss) before taxes                       $    (1,570)           $        1,104
                                                     =================      ===================


                                                      At March 31, 2002        At Dec. 30, 2001
         Total assets:
             Staff Augmentation                           $    99,728            $      143,009
             Human Capital Management Services                 27,817                    25,965
             Financial Outsourcing Services                    30,635                    45,338
             Corporate                                         26,841                    25,697
                                                     -----------------      -------------------
                                                          $   185,021            $      240,009
                                                     =================      ===================


6.        ACCOUNTING FOR BUSINESS  COMBINATIONS,  GOODWILL AND OTHER  INTANGIBLE
          ASSETS

          In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations ("SFAS 141"), Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142") and in August 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 141 specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 eliminates the requirement to amortize goodwill and intangible assets with indefinite useful lives. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and to their estimated residual values, and reviewed for impairment in accordance with SFAS 144.

          The Company has adopted the provisions of SFAS 141 upon issuance and the provisions of SFAS 142 as of the beginning of fiscal year 2002. The Company has evaluated its existing intangible assets and goodwill that were acquired in prior purchase business combinations and has reclassified $264,000 net carrying value of goodwill to intangible assets in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. The Company has reassessed the useful lives and residual values of the intangible assets acquired, and has determined that no amortization period adjustments were necessary.

          The intangible assets with definite useful lives are comprised of covenants not to compete (being amortized over periods ranging from 8 to 10 years) with a gross carrying amount of $558,000 and accumulated amortization of $311,000 as of March 31, 2002. The amortization expense for the three months ended March 31, 2002 was $17,000 and generated a tax benefit of $6,900. The estimated amortization expense for the following years is as follows (in thousands):

         For year ended 12/29/02                       $        66
         For year ended 12/28/03                                41
         For year ended 12/26/04                                41
         For year ended 12/25/05                                41
         For year ended 12/31/06                                20


          The Company has tested goodwill for impairment in accordance with the provisions of SFAS 142 as of the beginning of fiscal year 2002. In connection with the goodwill test, the Company engaged an independent firm to determine the fair values of its reporting units (as defined by SFAS 142). In its determination of the fair values, the firm engaged by the Company utilized various valuation approaches, including (a) discounted cash flow analysis, (b) recent values paid by investors and purchasers of companies in businesses similar to that of the Company, (c) capitalization multiples of companies with investment characteristics resembling those of the reporting units, (d) the enterprise value of the Company, and (e) asset and liability structure. Based on management's assessment of the circumstances, considering the firm's findings, the Company recognized an impairment loss of $55.0 million ($43.7 million for Staff Augmentation, $9.4 million for Financial Outsourcing Services and $1.9 million for Human Capital Management Services) as a cumulative effect of a change in accounting principle in the accompanying financial statements. These impairment losses relate primarily to the goodwill attributable to staffing companies acquired by the Company in 1996 and 1997, during which time (i) staffing companies were customarily valued at higher levels than they currently command and (ii) the market price of the Company's common stock was substantially higher than the current market price.

          The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 is as follows (in thousands):

                                            Staff            Human Capital           Financial
                                        Augmentation          Management            Outsourcing        Total
                                        ------------          ----------            -----------        -----
Balance as of December 30, 2001         $   113,783           $   11,100            $   9,400        $  134,283
Goodwill acquired during year                    23                                                          23
Impairment losses                           (43,700)              (1,900)              (9,400)          (55,000)
Amounts reclassified to
  intangible assets                            (264)                  --                   --              (264)
                                        -----------           ----------            ---------        ----------
Balance as of March 31, 2002            $    69,842           $    9,200            $      --        $   79,042
                                        ===========           ==========            =========        ==========


          Goodwill amortization for the three months ended April 1, 2001 was $1.1 million and generated a tax benefit of $69,000. The following table shows the results of operations as if SFAS 142 was applied to prior periods (in thousands, except per share amounts):

                                                                               Three Months Ended
                                                                     March 31, 2002           April 1, 2001
Income (loss) before extraordinary gain and cumulative effect
   of a change in accounting principle, as reported               $         (988)         $           162
   Plus:
   Goodwill amortization, net of tax                                          --                      981
                                                                 -----------------------------------------------
   Adjusted income (loss) before extraordinary gain and
     cumulative effect of a change in accounting principle        $         (988)         $         1,143

Basic income (loss) per common share:
   Income (loss) before extraordinary gain and cumulative
     effect of a change in accounting principle, as reported      $        (0.06)         $          0.01
   Goodwill amortization, net of tax                                          --                     0.06
                                                                 -----------------------------------------------
   Adjusted income (loss) before extraordinary gain and
     cumulative effect of a change in accounting principle        $        (0.06)         $          0.07

Diluted income (loss) per common share:
   Income (loss) before extraordinary gain and cumulative
     effect of a change in accounting principle, as reported      $        (0.06)         $          0.01
   Goodwill amortization, net of tax                                          --                     0.06
                                                                 -----------------------------------------------
   Adjusted income (loss) before extraordinary gain and
     cumulative effect of a change in accounting principle        $        (0.06)         $          0.07


7.        NEW ACCOUNTING STANDARDS

          SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. SFAS 144 also amends ARB No. 51, Consolidated Financial Statement, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company adopted SFAS 144 effective for calendar year 2002. The impact of the adoption did not have a material impact on its consolidated financial statements since the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of this statement for assets held for use or other disposal generally are required to be applied prospectively to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that the adoption of SFAS 144 will have on its financial statements with respect to future disposal decisions, if any.

          FASB also issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement 4 encouraged. As a result, the Company is in the process of assessing the impact of this pronouncement on the presentation of previously classified gains on debt extinguishments as extraordinary gains, and may be required to reclassify these gains to income from operations upon adoption.

8.        RECLASSIFICATIONS

          Certain reclassifications have been made to conform prior period amounts to the current period presentation.


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

Results of Operations

                        Three Months Ended March 31, 2002
                  Compared to Three Months Ended April 1, 2001

          Net sales of services for the three months ended March 31, 2002 were $93.8 million, a decrease of 23.9% from net sales of services for the three months ended April 1, 2001 of $123.4 million. The Company suffered a decrease in net sales of services in Staff Augmentation and Financial Outsourcing Services segments, offset by an increase in the Human Capital Management Services segment. In the Staff Augmentation segment, the decrease is principally attributable to a sharp decline in the telecom industry resulting in lower sales to telecom customers, and the continued economic slowdown within IT, technical and other staffing services, partially offset by the expansion into healthcare support services. Also, due to the continuing effects of the economic recession, sales were lower in the Financial Outsourcing Services segment.

          Cost of services for the three months ended March 31, 2002 was 81.7% of net sales of services as compared to cost of services of 78.5% for the three months ended April 1, 2001. The cost of services as a percentage of net sales for the first quarter of 2002 increased from the comparable period in 2001 principally as a result of lower sales (and gross margin percentages on sales) to telecom customers, a decrease in permanent placement fees and a higher growth in Human Capital Management Services which has a higher cost of services as a percentage of net sales of services.

          Selling, general and administrative expenses as a percentage of net sales of services were 14.7% for the three months ended March 31, 2002, compared to 14.4% for the three months ended April 1, 2001. This percentage increase is principally a result of significantly lower net sales of services during the first quarter of 2002. Due to these lower sales, as discussed above, management undertook initiatives to reduce selling, general and administrative costs for the quarter. These costs were further reduced by lower commissions as a result of the decrease of sales discussed above.

          Operating income for the three months ended March 31, 2002 was $2.4 million as compared to operating income of $6.8 million for the three months ended April 1, 2001. This 64.4% decrease in operating income for the three months ended March 31, 2002 resulted principally from a decrease in sales and gross margins in Staff Augmentation and Financial Outsourcing Services segments offset by a reduction of $1.1 million in goodwill amortization.

          The Company's interest expense for the three months ended March 31, 2002 is attributable to the revolving credit facility agented by IBJ Whitehall Business Credit Corporation (the "IBJ Credit Facility"), the Convertible Notes, the 12% Senior Notes due 2007 (the "Senior Notes") and the PIK Debentures. The Company's interest expense for the three months ended April 1, 2001 is attributable to the IBJ Credit Facility, the Senior Notes and the PIK Debentures. During the first quarter of 2001, the Company repurchased $13.0 million principal amount of Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures for $2.5 million (including accrued and unpaid interest of $340,000), the repurchase prices of which were paid from lower interest rate borrowings under the IBJ Credit Facility. In September 2001, the Company completed the exchange of $18.0 million principal amount of PIK Debentures for its Convertible Note in the original principal amount of $8.0 million (bearing interest at the per annum rate of 8%), plus $1.0 million in cash. The interest expense was lower for the three months ended March 31, 2002 as compared to the three months ended April 1, 2001 due to lower market interest rates and lower borrowing levels under the IBJ Credit Facility as well as the reduction of Senior Notes and PIK Debentures through the transactions described above.

          The income tax benefit for the three months ended March 31, 2002 was $582,000 on a loss before tax of $1.6 million. The income tax provision for the three months ended April 1, 2001 was $942,000 on income before tax of $1.1 million. The Company provides for income taxes based upon the estimated effective rate (on a year-to-date basis). The difference between the federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes for both periods as well as amortization expense associated with goodwill that was not deductible in 2001.

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

          During the three months ended March 31, 2002, the Company's primary sources of funds to meet working capital needs were from borrowings under the IBJ Credit Facility. Cash and cash equivalents increased $997,000 during the three months ended March 31, 2002. Cash flows provided by operating activities of $7.1 million exceeded cash flows used in financing activities of $4.8 million and cash flows used in investing activities of $1.3 million.

          As of March 31, 2002, the Company had outstanding $44.5 million principal amount under the IBJ Credit Facility bearing interest at a weighted average rate of 4.16% per annum. In addition, as of March 31, 2002, the Company had outstanding $10.4 million principal amount of PIK Debentures bearing interest at a rate of 15% per annum, $87.0 million principal amount of Senior Notes bearing interest at a rate of 12% per annum and $8.1 million principal amount of Convertible Notes bearing interest at the rate of 8% per annum. As more fully described below, interest on the PIK Debentures and the Convertible Notes may be satisfied through the issuance of new PIK Debentures and Convertible Notes. To date, the Company has chosen to issue new PIK Debentures and Convertible Notes to pay interest thereon.

          The Company entered into the IBJ Credit Facility in December 2000 to provide greater borrowing availability and flexibility. The IBJ Credit Facility has been amended six times since it was entered into, most recently to ensure the Company's compliance with financial covenants at March 31, 2002, described below and to lessen the requirements through December, 2003. The IBJ Credit Facility, as amended, has permitted the Company to execute its strategy of reducing its higher interest rate debt and improving its balance sheet by retiring Senior Notes and PIK Debentures. The IBJ Credit Facility currently provides for borrowing availability of up to $95.0 million based upon a specified percentage of the Company's eligible accounts receivable. At March 31, 2002, the Company had remaining availability based upon then outstanding eligible accounts receivable of $16.3 million.

          Effective as of May 10, 2002, the Company has entered into an amendment to the IBJ Credit Facility to, among other things (i) waive the Company's non-compliance with the fixed-charge coverage ratio for the period ended March 31, 2002, (ii) reduce the fixed-charge coverage ratio in future periods, and (iii) increase each level of the applicable rate and LIBOR margins by 0.25%.

          The scheduled maturity date of the IBJ Credit Facility is December 14, 2003. The Company intends to seek to extend the IBJ Credit Facility or to seek to obtain alternative financing.

          Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that has been generated by the Company through March 31, 2002 is net income attributable to the operations of COI. Accordingly, except for permitted distributions, these assets and net income are restricted as to their use by COMFORCE. The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as "restricted payments," including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than (1) to upstream $2.0 million annually ($1.25 million annually prior to 2000) to pay public company expenses, (2) to upstream up to $10.0 million to pay income tax related to deemed forgiveness of PIK Debentures to facilitate the purchase or exchange by COMFORCE of PIK Debentures at less than par, (3) under certain circumstances in connection with a disposition of assets, to upstream proceeds therefrom to repay the PIK Debentures, and (4) to upstream funds to the extent COI meets the restricted payments test under the indenture.

          Management believes that $2.0 million annually (if COI has funds available for this purpose) will be sufficient to pay COMFORCE's annual public company expenses for the foreseeable future. As of March 31, 2002, COI had approximately $1.8 million remaining available for distribution to COMFORCE as permitted restricted payments (representing 50% of consolidated net income of COI for the period from January 1, 1998 through March 31, 2002, less the total amount of restricted payments through such date).

          Through December 1, 2002, interest under the PIK Debentures is payable, at the option of COMFORCE, in cash or in kind through the issuance of additional PIK Debentures. In addition, through December 1, 2003, interest on the Convertible Notes is payable, at the option of COMFORCE, in cash or in kind through the issuance of additional Convertible Notes. To date, COMFORCE has paid all interest under the PIK Debentures and Convertible Notes in kind. Beginning with the interest payment due June 1, 2003, COMFORCE will be required to pay interest on the PIK Debentures in cash, and beginning with the interest payment due June 1, 2004, COMFORCE will be required to pay interest on the Convertible Notes in cash. Its ability to do so will be dependent on the ability of COI to borrow funds for this purpose under the IBJ Credit Facility and to upstream funds under the restricted payments test. In addition, COMFORCE's ability to repay the PIK Debentures and the Convertible Notes at their respective maturity dates in December 2009, or on any earlier required repayment or repurchase dates, will also be dependent on the ability of COI to upstream funds for these purposes under the restricted payments test, unless COMFORCE separately obtains a loan or sells its capital stock or other securities to provide funds therefor.

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

          As of March 31, 2002, approximately $79.0 million, or 42.7%, of the Company's total assets were goodwill recorded in connection with the Company's acquisitions. Effective December 31, 2001, the Company ceased recording amortization expense relating to goodwill amounting to approximately $4.2 million annually upon its required adoption of a new accounting standard (SFAS
142), as described under note 6 to the consolidated financial statements. As also described under note 6, the Company evaluated the recoverability of goodwill on its books under the new standards under SFAS 142, resulting in its write-off of $55.0 million of goodwill.

          The Company is obligated under various agreements to make earn-out payments to the sellers of companies acquired by the Company and to sellers of franchised businesses repurchased by the Company, subject to the sellers meeting specified contractual requirements. The maximum amount of the remaining potential earn-out payments is approximately $300,000 in cash payable through December 31, 2002. The Company cannot currently estimate whether it will be obligated to pay the maximum amount; however, the Company anticipates that the cash generated by the operations of the acquired companies or franchised businesses will provide all or a substantial part of the capital required to fund the cash portion of the earn-out payments.

          Management of the Company believes that cash flow from operations and funds anticipated to be available under the IBJ Credit Facility will be sufficient to service the Company's indebtedness and to meet currently anticipated working capital requirements

Impact of Recently Issued Accounting Standards

          The Financial Accounting Standard Board ("FASB") issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement 4 encouraged. As a result, the Company is in the process of assessing the impact of this pronouncement on the presentation of previously classified gains on debt extinguishments as extraordinary gains, and may be required to reclassify these gains to income from operations upon adoption.

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

Forward Looking Statements

          Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to the following: a continuation of the current recessionary environment, particularly in the aircraft manufacturing, telecom, information technology and other sectors served by the Company (which may reflect cyclical conditions or fundamental changes in these industries), could further reduce demand for contingent personnel and further heighten the competition for customers, resulting in lower revenues and margins and affecting the Company's ability to continue to meet the financial covenants under the IBJ Credit Facility; the Company's significant leverage may leave it with a diminished ability to obtain additional financing for working capital or other capital expenditures, for retiring higher interest rate debt or for otherwise improving the Company's competitiveness and capital structure or expanding its operations; recently adopted SFAS 142, which requires the Company to evaluate annually the recoverability of goodwill on its books, could cause the Company to write-off goodwill in future periods (in addition to the write-off of $55.0 million in the first quarter of 2002), which could have a material adverse impact on the Company's financial condition and results of operations; or, if COI fails to generate sufficient consolidated net income or have other funds available to upstream to COMFORCE under the restricted payments test of the Senior Notes indenture in order for it to pay cash interest on the PIK Debentures (which is required beginning June 1, 2003) or the Convertible Note (which is required beginning June 1, 2004) or to repay the PIK Debentures or the Convertible Note at their maturity in December 2009, or on any earlier required repayment or repurchase date, then, unless COMFORCE obtains a loan or sells its capital stock or other securities to provide funds for this purpose, the Company will default under the indentures governing the PIK Debentures and the Senior Notes and under the IBJ Credit Facility.

          Additional important factors that could cause the Company to be unable to realize its plans and objectives are described under "Risk Factors" in the Registration Statement on Form S-3 of the Company filed with the Securities and Exchange Commission on December 21, 2000 (Registration No. 333-52356). The disclosure under "Risk Factors" in the Registration Statement may be accessed through the Web site maintained by the Securities and Exchange Commission at "www.sec.gov." In addition, the Company will provide, without charge, a copy of such "Risk Factors" disclosure to each stockholder of the Company who requests such information. Requests for copies should be directed to the attention of Linda Annicelli, Vice President, Administration at COMFORCE Corporation, 415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York 11797, telephone 516-437-3300.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 30, 2001. There has been no material change in the disclosure regarding market risk.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Since the date of the filing of the Company's Annual Report on Form 10-K for the year ended December 30, 2001, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

Item 5.  OTHER INFORMATION.

     Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          10.1 Amendment No. 6 dated as of May 10, 2002 to Loan and Security Agreement dated as of December 14, 2000, as amended, among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and IBJ Whitehall Business Credit Corporation, as lender and agent, and other named participating lenders.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


COMFORCE Corporation

By:   /s/ Harry Maccarrone
   -----------------------
     Harry Maccarrone, Executive Vice President
     and Chief Financial Officer

Date: May 14, 2002