Form 10-Q
period 2002-06-30
COMFORCE CORP
filed 2002-08-14
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission file number: 1-6081

                              COMFORCE Corporation
             (Exact name of registrant as specified in its charter)

             Delaware                                  36-2262248
--------------------------------            ---------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at August 8, 2002
----------------------------------             -----------------------------
   Common stock, $.01 par value                     16,659,330 shares

                              COMFORCE Corporation

                                      INDEX

                                                                           Page
                                                                          Number

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements..................................................3

         Consolidated Balance Sheets at June 30, 2002 (unaudited)
             and December 30, 2001.............................................3

         Consolidated Statements of Operations for the three and six months ended June 30, 2002 and July 1, 2001 (unaudited)...4

         Consolidated Statements of Cash Flows for the six months
             ended June 30, 2002 and July 1, 2001 (unaudited)..................5

         Notes to Unaudited Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................12

Item 3.  Quantitative and Qualitative Disclosure about Market Risk............18

PART II  OTHER INFORMATION....................................................18

Item 1.  Legal Proceedings (not applicable)...................................18

Item 2.  Changes in Securities and Use of Proceeds (not applicable)...........18

Item 3.  Defaults Upon Senior Securities (not applicable).....................18

Item 4.  Submission of Matters to a Vote of Security Holders..................18

Item 5.  Other Information (not applicable)...................................19

Item 6.  Exhibits and Reports on Form 8-K   ..................................19


SIGNATURES....................................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      COMFORCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                      June 30,             December 30,
                                                                                        2002                   2001
                                                                                  ------------------      ---------------
    ASSETS:                                                                          (unaudited)

    Current assets:
         Cash and cash equivalents                                                      $     5,031            $   4,067
         Accounts receivable, net                                                            46,799               44,091
         Funding and service fees receivable, net                                            28,809               35,938
         Prepaid expenses and other current assets                                            3,235                5,733
                                                                                  ------------------      ---------------
                  Total current assets                                                       83,874               89,829

    Deferred income taxes, net                                                                1,619                   --
    Property and equipment, net                                                              12,958               12,590
    Intangible assets, net                                                                      231                   --
    Goodwill, net                                                                            79,242              134,283
    Deferred financing costs, net                                                             2,882                3,307
                                                                                  ------------------      ---------------
                  Total assets                                                         $    180,806           $  240,009
                                                                                  ==================      ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY:

    Current liabilities:
         Accounts payable                                                               $     1,995            $   3,440
         Accrued expenses                                                                    29,743               28,487
                                                                                  ------------------      ---------------
                  Total current liabilities                                                  31,738               31,927

    Long-term debt                                                                          150,609              154,720
    Deferred income taxes, net                                                                   --                  581
    Other liabilities                                                                           425                  244
                                                                                  ------------------      ---------------
                  Total liabilities                                                         182,772              187,472
                                                                                  ------------------      ---------------

    Commitments and contingencies
    Stockholders' (deficit) equity:
          Common stock, $.01 par value; 100,000,000 shares authorized;
                 16,659,334 shares and 16,659,173 shares issued and outstanding at June 30, 2002 and December 30, 2001, respectively
                                                                                                167                  167
         Additional paid-in capital                                                          49,589               49,581
         Accumulated other comprehensive loss                                                  (94)                (309)
         (Accumulated deficit) retained earnings                                           (51,628)                3,098
                                                                                  ------------------      ---------------
                  Total stockholders' (deficit) equity                                      (1,966)               52,537
                                                                                  ------------------      ---------------
                  Total liabilities and stockholders' (deficit) equity                 $    180,806           $  240,009
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

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                      Three Months Ended                   Six Months Ended
                                                                  June 30,           July 1,          June 30,           July 1,
                                                                    2002              2001              2002              2001
                                                                -------------     --------------    -------------     --------------
Revenue:
      Net sales of service                                          $ 94,387          $ 112,207         $188,225          $ 235,559

Costs and expenses:
      Cost of services                                                76,355             88,237          153,042            185,117
      Selling, general and administrative expenses                    13,840             16,736           27,680             34,495
      Depreciation and amortization                                    1,092              1,955            1,981              3,873
                                                                -------------     --------------    -------------     --------------
              Total costs and expenses                                91,287            106,928          182,703            223,485
                                                                -------------     --------------    -------------     --------------

Operating income                                                       3,100              5,279            5,522             12,074
                                                                -------------     --------------    -------------     --------------

Other income (expense):
     Interest expense                                                 (4,043)            (5,129)          (8,040)           (10,822)
     Gain on debt extinguishment                                          --                 --               --              6,536
     Other income, net                                                   158                 27              163                 29
                                                                -------------     --------------    -------------     --------------
                                                                      (3,885)            (5,102)          (7,877)            (4,257)
                                                                -------------     --------------    -------------     --------------

Income (loss) before tax                                                (785)               177           (2,355)             7,817
Provision (benefit) for income taxes                                     153                578             (429)             4,199
                                                                -------------     --------------    -------------     --------------

            Income (loss) before a cumulative effect of a
                change in accounting principle                          (938)              (401)          (1,926)             3,618
Cumulative effect of a change in accounting principle --
     goodwill impairment, net of tax benefit of $2,200                    --                 --          (52,800)                --
                                                                -------------     --------------    -------------     --------------
            Net income (loss)                                        $  (938)           $  (401)       $ (54,726)          $  3,618
                                                                -------------     --------------    -------------     --------------

Basic income (loss) per common share:
     Income (loss) before a cumulative effect of a change in
         accounting principle                                      $   (0.06)          $  (0.02)        $  (0.12)           $  0.22
     Cumulative effect of a change in accounting principle
         -goodwill impairment                                             --                 --            (3.17)                --
                                                                -------------     --------------    -------------     --------------
     Net income (loss)                                             $   (0.06)          $  (0.02)        $  (3.29)          $   0.22
                                                                =============     ==============    =============     ==============

Diluted income (loss) per common share:
     Income (loss) before a cumulative effect of a change in                                                           0
         accounting principle                                      $   (0.06)          $  (0.02)        $  (0.12)           $  0.21
     Cumulative effect of a change in accounting principle
         goodwill impairment                                              --                 --            (3.17)                --
                                                                -------------     --------------    -------------     --------------
     Net income (loss)                                             $   (0.06)          $  (0.02)        $  (3.29)          $   0.21
                                                                =============     ==============    =============     ==============

Weighted average common shares outstanding, basic                     16,659             16,659           16,659             16,659
                                                                =============     ==============    =============     ==============
Weighted average common shares outstanding, diluted                   16,659             16,659           16,659             16,867
                                                                =============     ==============    =============     ==============

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                        Six Months Ended
                                                                             ---------------------------------------
                                                                             June 30, 2002           July 1, 2001
                                                                             ------------------    -----------------
  Cash flows from operating activities:
    Net income (loss)                                                         $    (54,726)          $    3,618
    Adjustments to reconcile net income (loss)
           to net cash provided by operating activities:
           Depreciation and amortization                                             1,981                3,873
           Amortization of deferred financing fees                                     505                  394
           Issuance of notes in lieu of interest                                     1,104                1,923
           Gain on repurchase of Senior Notes                                           --               (3,790)
           Gain on repurchase of PIK Debentures                                         --               (2,746)
           Write-off of goodwill, net of tax                                         52,800                  --
           Gain on sale of fixed assets                                                (156)                 --
     Changes in assets and liabilities, net of effects of acquisitions of businesses:
           Accounts receivable and funding service fees receivable                   4,636               14,243
           Prepaid expenses and other current assets                                 1,688                  135
           Accounts payable and accrued expenses                                      (221)              (3,381)
           Decrease in income tax receivable                                           810                   --
                                                                             ------------------    -----------------
  Net cash provided by operating activities                                          8,421               14,269
                                                                             ------------------    -----------------

  Cash flows from investing activities:
       Purchases of property and equipment                                          (2,200)              (2,037)
       Cash proceeds from sale of fixed assets                                         434                   --
       Payments of contingent consideration                                           (323)                (672)
       (Increase) in deferred costs and other assets                                    --                 (250)
                                                                             ------------------    -----------------
  Net cash used in investing activities                                             (2,089)              (2,959)
                                                                             ------------------    -----------------

  Cash flows from financing activities:
       Net repayments under capital lease obligations                                  (73)                 (58)
       Net (repayments) borrowings under line of credit agreements                  (5,215)                 761
       Repurchase of Senior Notes and PIK Debentures                                    --              (11,336)
       Debt financing costs                                                            (80)                (163)
                                                                             ------------------    -----------------
  Net cash used in financing activities                                             (5,368)             (10,796)
                                                                             ------------------    -----------------

  Net increase in cash and cash equivalents                                            964                  514
       Cash and cash equivalents at beginning of period                              4,067                4,940
                                                                             ------------------    -----------------
       Cash and cash equivalents at end of period                               $    5,031           $    5,454
                                                                             ==================    =================

  Supplemental disclosures:
       Cash paid for:
        Interest                                                                $    6,287            $   6,756
        Income taxes                                                                   269                3,584

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying unaudited interim consolidated financial statements of COMFORCE Corporation ("COMFORCE") and its subsidiaries, including COMFORCE Operating, Inc. ("COI") (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations for the entire year.

2.   DEBT

     Notes payable and long-term debt at June 30, 2002 and December 30, 2001 consisted of (in thousands):

                                                                                   June 30,            December 30,
                                                                                     2002                  2001
                                                                              -------------------    -----------------

        12% Senior Notes, due 2007                                               $    87,000           $   87,000
        15% Senior Secured PIK Debentures, due 2009                                   11,158               10,379
        8% Subordinated Convertible Notes due 2009                                     8,446                8,121
        Revolving line of credit, due December 14, 2003, with interest payable monthly at LIBOR plus 3.0% with a weighted average rate of 4.49% at June 30, 2002 and LIBOR plus 2.25% with a weighted
                 average rate of 4.33% at December 30, 2001                           44,005               49,220
                                                                              -------------------    -----------------

        Total long-term debt                                                     $   150,609           $  154,720
                                                                              ===================    =================

     The debt service costs associated with COMFORCE's 15% Senior Secured PIK Debentures due 2009 (the "PIK Debentures") may be satisfied through issuance of new PIK Debentures through December 1, 2002 and the debt service costs associated with COMFORCE's 8% Subordinated Convertible Notes due 2009 (the "Convertible Notes") may be satisfied through issuance of new Convertible Notes through December 1, 2003. Beginning with the interest payment due June 1, 2003, COMFORCE will be required to pay interest on the PIK Debentures in cash, and beginning with the interest payment due June 1, 2004, COMFORCE will be required to pay interest on the Convertible Notes in cash. Its ability to do so will be dependent on the ability of COI to borrow funds for this purpose under the IBJ Credit Facility and to upstream funds under the restricted payments test. In addition, COMFORCE's ability to repay the PIK Debentures and the Convertible Notes at their respective maturity dates in December 2009, or on any earlier required repayment or repurchase dates, will also be dependent on the ability of COI to upstream funds for these purposes under the restricted payments test, unless COMFORCE separately obtains a loan or sells its capital stock or other securities to provide funds therefor.

     Effective as of May 10, 2002, the Company entered into an amendment to the IBJ Credit Facility to, among other things (i) waive the Company's non-compliance with the fixed-charge coverage ratio for the period ended March 31, 2002, (ii) reduce the fixed-charge coverage ratio in future periods, and
(iii) increase each level of the applicable rate and LIBOR margins by 0.25%.

3.       FISCAL YEAR

     On March 22, 2001, the Company's Board of Directors adopted a resolution to change the Company's fiscal year, which was previously a calendar year. Beginning in 2001, the fiscal year consists of the 52 or 53 weeks ending on the last Sunday in December. Accordingly, the Company's current fiscal year will end on Sunday, December 29, 2002.

4.   INCOME (LOSS) PER SHARE

     Basic  income  (loss) per common  share is computed by dividing  net income
(loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted income (loss) per share for the three and six month periods ended June 30, 2002 and July 1, 2001 (in thousands):



                                                  Three Months Ended                        Six Months Ended
                                          ------------------------------------    -------------------------------------
                                           June 30, 2002        July 1, 2001      June 30, 2002         July 1, 2001
                                          -----------------    ---------------    -----------------    ----------------
Numerator:
Income (loss) before  a cumulative
     effect of a change in accounting
     principle                                $   (938)          $   (401)          $   (1,926)           $   3,618
     Cumulative effect of a change in
          accounting principle --
          goodwill impairment, net of
          tax benefit                                --                 --             (52,800)                  --
                                          -----------------    ---------------    -----------------    ----------------
     Net income (loss)                        $   (938)          $   (401)          $  (54,726)          $    3,618
                                          =================    ===============    =================    ================

 Denominator:
     Weighted average shares -- basic           16,659             16,659               16,659              16,659

 Effect of dilutive securities:
     Warrants and Employee stock options
                                                    --                 --                   --                 208
                                          -----------------    ---------------    -----------------    ----------------

 Denominator for diluted income (loss)
     per share - adjusted weighted
     average shares and assumed
     conversions                                16,659             16,659               16,659              16,867
                                          =================    ===============    =================    ================

     Outstanding options and warrants to purchase shares of common stock, representing approximately 3.6 million shares of common stock, were not included in the computations of diluted net income (loss) per share for the three and six months ended June 30, 2002 because their effect would be anti-dilutive.

5.       STOCK OPTIONS

     During the first six months of 2002, the Company granted options to purchase in aggregate of 60,000 shares of the Company's common stock at an exercise price of $1.10 per share and 535,000 shares of the Company's common stock at an exercise price of $1.45, which was equal to or greater than the fair market value of the common stock on the date of grant. These options were granted to 23 individuals who are officers, directors, employees or agents of the Company. These options were granted under the Company's Long-Term Stock Investment Plan. The options granted to directors provide for vesting on the first anniversary of the date of grant and the remaining options provide for vesting 6, 18 and 30 months after the date of grant in equal increments.

     At the annual meeting of stockholders of the Company held June 13, 2002, the stockholders approved the COMFORCE Corporation 2002 Stock Option Plan under which options to purchase up to 1,000,000 shares of the Company's common stock may be granted by the Company to officers, directors, employees and agents of the Company at exercise prices not less than market prices at the date of grant. To date, no options have been issued under this plan.

6.   INDUSTRY SEGMENT INFORMATION

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

     The table below presents information on the revenues and operating contribution for each segment for the three and six months ended June 30, 2002 and July 1, 2001, and items which reconcile segment operating contribution to COMFORCE's reported pre-tax income (loss) (in thousands):



                                                     Three Months Ended                                  Six Months Ended
                                        ----------------------------------------------     -----------------------------------------
                                            June 30, 2002            July 1, 2001          June 30, 2002                July 1, 2001
                                        ----------------------    --------------------     ---------------------    ----------------
Net sales of services:
     Staff Augmentation                     $      51,259            $     77,786             $     105,800            $     165,149
     Human Capital Management Services             40,718                  31,237                    77,767                   63,934
     Financial Outsourcing Services                 2,410                   3,184                     4,658                    6,476
                                        ----------------------    --------------------     ---------------------    ----------------
                                            $      94,387            $    112,207             $     188,225            $     235,559
                                        ----------------------    --------------------     ---------------------    ----------------

Operating contribution:
    Staff Augmentation                      $       4,755            $      8,387             $       9,352            $      18,525
    Human Capital Management Services               1,554                     772                     2,907                    1,203
    Financial Outsourcing Services                  1,700                   2,472                     2,780                    5,068
                                        ---------------------    --------------------     ---------------------    -----------------
                                                    8,009                  11,631                    15,039                   24,796
                                        ----------------------    --------------------     ---------------------    ----------------

Consolidated expenses(income):
    Interest and other, net                         3,885                   5,102                     7,877                   10,793
    Depreciation and amortization                   1,092                   1,955                     1,981                    3,873
    Gain on debt extinguishment                        --                      --                        --                  (6,536)
    Corporate general and
         administrative expenses                    3,817                   4,397                     7,536                    8,849
                                        ----------------------    --------------------     ---------------------    ----------------
                                                    8,794                  11,454                    17,394                   16,979
Income (loss) before taxes                   $       (785)           $        177             $      (2,355)           $       7,817
                                        ======================    ====================     =====================    ================


                                        At June 30, 2002     At Dec. 30, 2001
                                        -----------------    -----------------
Total assets:
    Staff Augmentation                   $      99,427          $    143,009
    Human Capital Management Services           26,614                25,965
    Financial Outsourcing Services              28,809                45,338
    Corporate                                   25,956                25,697
                                        ----------------     ----------------
                                         $     180,806          $    240,009
                                        ================     ================

7. ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

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

     The intangible assets with definite useful lives are comprised of covenants not to compete (being amortized over periods ranging from 8 to 10 years) with a gross carrying amount of $558,000 and accumulated amortization of $327,000 as of June 30, 2002. The amortization expense for the three months ended June 30, 2002 was $17,000 and generated a tax benefit of $6,900. The amortization expense for the six months ended June 30, 2002 was $33,000 and generated a tax benefit of $13,000. The estimated amortization expense for the following years is as follows (in thousands):

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

     The changes in the carrying amount of goodwill for the six months ended June 30, 2002 is as follows (in thousands):

                                                              Human
                                           Staff             Capital            Financial
                                        Augmentation        Management         Outsourcing            Total
                                       ---------------     --------------    ----------------    ----------------
Balance as of December 30, 2001        $    113,783         $  11,100            $   9,400          $ 134,283
Goodwill acquired during year                   223                --                   --                223
Impairment losses                           (43,700)           (1,900)              (9,400)           (55,000)
Amounts reclassified to
intangible assets, net                         (264)               --                   --               (264)
                                       ---------------     --------------    ----------------    ----------------
Balance as of June 30, 2002            $     70,042         $   9,200            $      --          $  79,242
                                       ===============     ==============    ================    ================


     Goodwill amortization for the three and six months ended July 1, 2001 was $1.1 million and $2.1, respectively, and generated tax benefits of $69,000 and $139,000, respectively. The following table shows the results of operations as if SFAS 142 was applied to prior periods (in thousands, except per share amounts):



                                                        Three Months Ended                       Six Months Ended
                                                ------------------------------------ -- ------------------------------------
                                                 June 30, 2002        July 1, 2001       June 30, 2002       July 1, 2001
                                                ----------------     ---------------    ----------------   ----------------
Income (loss) before a cumulative effect of a
   change in accounting principle, as reported    $    (938)           $   (401)           $  (1,926)           $   3,618
   Plus:
   Goodwill amortization, net of tax                     --                 981                   --                1,961
                                                ----------------     ---------------    ----------------    ----------------
   Adjusted income (loss) before a cumulative
     effect of a change in accounting
     principle                                    $    (938)           $    580            $  (1,926)           $   5,579
                                                ================     ===============    ================    ================

Basic income (loss) per common share:
   Income (loss) before a cumulative effect
     of a change in accounting principle, as
     reported                                     $    (0.06)          $   (0.02)          $   (0.12)           $    0.22
   Goodwill amortization, net of tax                      --                0.06                  --                 0.12
                                                ----------------     ---------------    ----------------    ----------------
   Adjusted income (loss) before a cumulative
     effect of a change in accounting
     principle                                    $    (0.06)          $    0.04           $   (0.12)           $    0.34
                                                ================     ===============    ================    ================

Diluted income (loss) per common share:
   Income (loss) before a cumulative effect
     of a change in accounting principle, as
     reported                                     $    (0.06)          $   (0.02)          $   (0.12)           $    0.21
   Goodwill amortization, net of tax                      --                0.06                  --                 0.12
                                                ----------------     ---------------    ----------------    ----------------
   Adjusted income (loss) before a
     cumulative effect of a change in
     accounting principle                         $    (0.06)          $    0.04           $   (0.12)           $    0.33
                                                ================     ===============    ================    ================

8.       ACCOUNTING FOR EXTINGUISHMENT OF DEBT

     The Financial Accounting Standard Board ("FASB") issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses both on a prospective and retrospective basis. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement 4 encouraged. As a result, the Company adopted SFAS 145 during the second fiscal quarter of 2002.

     The adoption of SFAS 145 had no impact upon the Company's consolidated balance sheet or net income in its consolidated statement of operations for any period, but required a reclassification of the gain on the extinguishment of debt, net of related income tax effect, for fiscal 2000 and 2001 and the quarterly periods during such years in which the Company repurchased its debt at a discount. For these periods, the gain, before any tax effect, has been recorded as other income and the income (loss) before tax and the provision for income taxes line items have been adjusted accordingly. The Company's consolidated statement of operations for the six months ended July 1, 2001 has been reclassified as described, and the reclassifications for other periods will be reflected in future quarterly and annual reports of the Company in which statements for the relevant periods are required to be included.

9.       NEW ACCOUNTING STANDARDS

     In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. SFAS 144 also amends ARB No. 51, Consolidated Financial Statement, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company adopted SFAS 144 effective for calendar year 2002. The impact of the adoption did not have a material impact on its consolidated financial statements since the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of this statement for assets held for use or other disposal generally are required to be applied prospectively to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that the adoption of SFAS 144 will have on its financial statements with respect to future disposal decisions, if any.

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be applied to exit or disposal activities after December 31, 2002 and is not expected to have a material effect on the Company.

10.      RECLASSIFICATIONS

     Certain reclassifications have been made to conform prior period amounts to the current period presentation. See also notes 7 and 8.

11.      CONTINGENCIES

     The Company is currently undergoing a payroll tax audit by the Internal Revenue Service for the fiscal year 1999. The results of this audit are not yet known.



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

Results of Operations

  Three Months Ended June 30, 2002 Compared to Three Months Ended July 1, 2001


     Net sales of services for the three months ended June 30, 2002 were $94.4 million, a decrease of 15.9% from net sales of services for the three months ended July 1, 2001 of $112.2 million. The Company suffered a decrease in net sales of services in Staff Augmentation and Financial Outsourcing Services
segments, offset by an increase in the Human Capital Management Services segment. Due to an increase in the Human Capital Management segment client base, net sales of services increased $9.5 million, or 30.4%. In the Staff Augmentation segment, the decrease of $26.5 million or 34.1% is principally attributable to a decline in the telecom industry resulting in lower sales to telecom customers, and the continued economic slowdown within IT, technical and other staffing services. Also, as a result of the current economic recession, net sales of services decreased $774,000 or 24.3% in the Financial Outsourcing Services segment.

     Cost of services for the three months ended June 30, 2002 was 80.9% of net sales of services as compared to cost of services of 78.6% for the three months ended July 1, 2001. The cost of services as a percentage of net sales for the second quarter of 2002 increased from the comparable period in 2001 principally as a result of a decrease in permanent placement fees and a higher growth in the Human Capital Management Services segment which has a higher cost of services as a percentage of net sales of services.

     Selling, general and administrative expenses as a percentage of net sales of services were 14.7% for the three months ended June 30, 2002, compared to 14.9% for the three months ended July 1, 2001. Due to lower sales, as discussed above, management continued to undertake initiatives to reduce selling, general and administrative costs, and has been successful in controlling costs as sales decreased. These costs were further reduced by lower commissions as a result of the decrease of sales discussed above.

     Operating income for the three months ended June 30, 2002 was $3.1 million as compared to operating income of $5.3 million for the three months ended July 1, 2001. This 41.3% decrease in operating income for the three months ended June 30, 2002 resulted principally from a decrease in sales and gross margins in Staff Augmentation and Financial Outsourcing Services segments, partially offset by a reduction of $1.1 million in goodwill amortization.

     The Company's interest expense for the three months ended June 30, 2002 is attributable to the revolving credit facility agented by IBJ Whitehall Business Credit Corporation (the "IBJ Credit Facility"), the Convertible Notes, the 12% Senior Notes due 2007 (the "Senior Notes") and the PIK Debentures. The Company's interest expense for the three months ended July 1, 2001 is attributable to the IBJ Credit Facility, the Senior Notes and the PIK Debentures. During the first quarter of 2001, the Company repurchased $13.0 million principal amount of Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures for $2.5 million (including accrued and unpaid interest of $340,000), the repurchase prices of which were paid from lower interest rate borrowings under the IBJ Credit Facility. In September 2001, the Company completed the exchange of $18.0 million principal amount of PIK Debentures for its Convertible
Note in the original principal amount of $8.0 million (bearing interest at the per annum rate of 8%), plus $1.0 million in cash. The interest expense was lower for the three months ended June 30, 2002 as compared to the three months ended July 1, 2001 due to lower market interest rates and lower borrowing levels under the IBJ Credit Facility as well as the reduction of Senior Notes and PIK Debentures through the transactions described above.

     The income tax provision for the three months ended June 30, 2002 was $153,000 on a loss before tax of $785,000. The income tax provision for the three months ended July 1, 2001 was $578,000 on income before tax of $177,000. The Company provides for income taxes based upon the estimated effective rate (on a year-to-date basis). As a result of the Company's revised forecasts in the second quarter of 2002, the expected tax rate was reduced. The difference between the federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes for both periods as well as amortization expense associated with goodwill that was not deductible in 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended July 1, 2001

     Net sales of services for the six months ended June 30, 2002 were $188.2 million, a decrease of 20.1% from net sales of services for the six months ended July 1, 2001 of $235.6 million. The Company suffered a decrease in net sales of services in Staff Augmentation and Financial Outsourcing Services segments, partially offset by an increase in the Human Capital Management Services segment. Net of sales of services in the Human Capital Management Services segment increased by $13.8 million or 21.6% due to an increase in its client base. In the Staff Augmentation segment, the decrease of $59.4 million (35.9%) is principally attributable to a sharp decline in the telecom industry resulting in lower sales to telecom customers, and the continued economic slowdown within IT, technical and other staffing services. Also, as a result of the current economic recession, net sales of services were lower by $1.8 million (28.1%) in the Financial Outsourcing Services segment.

     Cost of services for the six months ended June 30, 2002 was 81.3% of net sales of services as compared to cost of services of 78.6% for the six months ended July 1, 2001. The cost of services as a percentage of net sales for the six months ended June 30, 2002 increased from the comparable period in 2001 principally as a result of lower sales (and gross margin percentages on sales) to telecom customers, a decrease in permanent placement fees and a higher growth in Human Capital Management Services which has a higher cost of services as a percentage of net sales of services.

     Selling, general and administrative expenses as a percentage of net sales of services were 14.7% for the six months ended June 30, 2002, compared to 14.6% for the six months ended July 1, 2001. This percentage increase is principally a result of significantly lower net sales of services during the first six months of 2002. Due to these lower sales, as discussed above, management continues to undertake initiatives to reduce selling, general and administrative costs. These costs were further reduced by lower commissions as a result of the decrease of sales discussed above.

     Operating income for the six months ended June 30, 2002 was $5.5 million as compared to operating income of $12.1 million for the six months ended July 1, 2001. This 54.3% decrease in operating income for the six months ended June 30, 2002 resulted principally from a decrease in sales and gross margins in Staff Augmentation and Financial Outsourcing Services segments, partially offset by a reduction of $2.1 million in goodwill amortization.

     The Company's interest expense for the six months ended June 30, 2002 is attributable to the revolving credit facility agented by IBJ Whitehall Business Credit Corporation (the "IBJ Credit Facility"), the Convertible Notes, the 12% Senior Notes due 2007 (the "Senior Notes") and the PIK Debentures. The Company's interest expense for the six months ended July 1, 2001 is attributable to the IBJ Credit Facility, the Senior Notes and the PIK Debentures. During the first quarter of 2001, the Company repurchased $13.0 million principal amount of Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures for $2.5 million (including accrued and unpaid interest of $340,000), the repurchase prices of which were paid from lower interest rate borrowings under the IBJ Credit Facility. In September 2001, the Company completed the exchange of $18.0 million principal amount of PIK Debentures for its Convertible
Note in the original principal amount of $8.0 million (bearing interest at the per annum rate of 8%), plus $1.0 million in cash. The interest expense was lower for the six months ended June 30, 2002 as compared to the six months ended July 1, 2001 due to lower market interest rates and lower borrowing levels under the IBJ Credit Facility as well as the reduction of Senior Notes and PIK Debentures through the transactions described above.

     The income tax benefit for the six months ended June 30, 2002 was $429,000 on a loss before tax of $2.4 million. The income tax provision for the six months ended July 1, 2001 was $4.2 million on income before tax of $7.8 million. Applying SFAS 145 (in accordance with the criteria in APB Opinion 30), the gain on the extinguishment of debt, net of related income tax effect, for the six months ended July 1, 2001 was recorded as other income (before any tax effect), which in turn required that the income before tax and the provision for income taxes line items be adjusted accordingly. The Company provides for income taxes based upon the estimated effective rate (on a year-to-date basis). As a result of the Company's revised forecasts in the second quarter of 2002, the expected tax rate was reduced. The difference between the federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes for both periods as well as amortization expense associated with goodwill that was not deductible in 2001.

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

     The Company is under certain contractual commitments associated with operating agreements, obligations to financial institutions and other long-term debt obligations and earnout (contingent payment) agreements described under "Financial Condition, Liquidity and Capital Resources" in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 30, 2001.

     During the three months ended June 30, 2002, the Company's primary sources of funds to meet working capital needs were from borrowings under the IBJ Credit Facility. Cash and cash equivalents increased $964,000 during the three months ended June 30, 2002. Cash flows provided by operating activities of $8.4 million exceeded cash flows used in financing activities of $5.4 million and cash flows used in investing activities of $2.1 million.

     As of June 30, 2002, the Company had outstanding $44.0 million principal amount under the IBJ Credit Facility bearing interest at a weighted average rate of 4.5% per annum. In addition, as of June 30, 2002, the Company had outstanding $11.2 million principal amount of PIK Debentures bearing interest at a rate of 15% per annum, $87.0 million principal amount of Senior Notes bearing interest at a rate of 12% per annum and $8.5 million principal amount of Convertible Notes bearing interest at the rate of 8% per annum. As more fully described below, interest on the PIK Debentures and the Convertible Notes may be satisfied through the issuance of new PIK Debentures and Convertible Notes. To date, the Company has chosen to issue new PIK Debentures and Convertible Notes to pay interest thereon.

     The Company entered into the IBJ Credit Facility in December 2000 to provide greater borrowing availability and flexibility. The IBJ Credit Facility has been amended six times since it was entered into, most recently to ensure the Company's compliance with financial covenants at March 31, 2002, described below and to lessen the requirements through December, 2003. The IBJ Credit Facility, as amended, has permitted the Company to execute its strategy of reducing its higher interest rate debt and improving its balance sheet by retiring Senior Notes and PIK Debentures. The IBJ Credit Facility currently provides for borrowing availability of up to $95.0 million based upon a specified percentage of the Company's eligible accounts receivable. At June 30, 2002, the Company had remaining availability based upon then outstanding eligible accounts receivable of $14.0 million.

     Effective as of May 10, 2002, the Company has entered into an amendment to the IBJ Credit Facility to, among other things (i) waive the Company's non-compliance with the fixed-charge coverage ratio for the period ended March 31, 2002, (ii) reduce the fixed-charge coverage ratio in future periods, and
(iii) increase each level of the applicable rate and LIBOR margins by 0.25%. As of June 30, 2002, the incremental rate was 3.0%.

     The scheduled maturity date of the IBJ Credit Facility is December 14, 2003. The Company intends to seek to extend the IBJ Credit Facility or to seek to obtain alternative financing.

     Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that has been generated by the Company through June 30, 2002 is net income attributable to the operations of COI. Accordingly, except for permitted distributions, these assets and net income are restricted as to their use by COMFORCE. The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as "restricted payments," including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than (1) to upstream $2.0 million annually ($1.25 million annually prior to 2000) to pay public company expenses, (2) to upstream up to $10.0 million to pay income tax related to deemed forgiveness of PIK Debentures to facilitate the purchase or exchange by COMFORCE of PIK Debentures at less than par, (3) under certain circumstances in connection with a disposition of assets, to upstream proceeds therefrom to repay the PIK Debentures, and (4) to upstream funds to the extent COI meets the restricted payments test under the indenture.

     Management believes that $2.0 million annually (if COI has funds available for this purpose) will be sufficient to pay COMFORCE's annual public company expenses for the foreseeable future. As of June 30, 2002, COI had approximately $1.6 million remaining available for distribution to COMFORCE as permitted restricted payments (representing 50% of consolidated net income of COI for the period from January 1, 1998 through June 30, 2002, less the total amount of restricted payments through such date).

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

     As of June 30, 2002, approximately $79.2 million, or 43.8%, of the Company's total assets were goodwill recorded in connection with the Company's acquisitions. Effective December 31, 2001, the Company ceased recording amortization expense relating to goodwill amounting to approximately $4.2 million annually upon its required adoption of a new accounting standard (SFAS
142), as described under note 6 to the consolidated financial statements. As also described under note 6, the Company evaluated the recoverability of goodwill on its books under the new standards under SFAS 142, resulting in its write-off of $55.0 million of goodwill in the first quarter of 2002.

     The Company was obligated under various agreements to make earn-out payments to the sellers of companies acquired by the Company and to sellers of franchised businesses repurchased by the Company, subject to the sellers meeting specified contractual requirements. During fiscal 2002, the Company made earn-out payments totaling $323,000. It has no remaining obligation to make earn-out payments to any person in future periods.

     Management of the Company believes that cash flow from operations and funds anticipated to be available under the IBJ Credit Facility will be sufficient to service the Company's indebtedness and to meet currently anticipated working capital requirements.

     The Company is currently undergoing a payroll tax audit by the Internal Revenue Service for the fiscal year 1999. The results under this audit are not yet known.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     On June 13, 2002, the annual meeting of the stockholders of the Company was held. At this meeting, the stockholders voted on (1) the election of directors, with each to serve for a term of one year, and (2) the approval of the COMFORCE Corporation 2002 Stock Option Plan, and (3) ratification of the appointment of KPMG LLP as the Company's auditors for the year ending December 29, 2002.

     The following individuals were elected to the Board of Directors upon the vote shown:

          Nominee                      For                    Withheld

John C. Fanning                     14,017,438                118,275
Harry Maccarrone                    14,056,944                  78,769
Rosemary Maniscalco                 14,056,944                  78,769
Kenneth J. Daley                    14,017,444                118,269
Daniel Raynor                       14,056,944                  78,769
Gordon Robinett                     14,056,944                  78,769

     The COMFORCE Corporation 2002 Stock Option Plan was approved upon the following vote:

                                      Abstentions and
       For             Against        Broker non-Votes
    7,623,055          287,009           6,225,649

     The appointment of KPMG LLP was ratified and approved upon the following vote:

                                      Abstentions and
       For             Against        Broker non-Votes
    14,096,784         32,820              6,109

Item 5.  Other Information.

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)      Exhibits.

               10.1 Fourth Amendment, dated as of July 1, 2002, to Employment Agreement dated as of January 1, 1999 and as previously amended as of March 28, 2000, January 23, 2001 and September 27, 2001, among John C. Fanning, COMFORCE Corporation and COMFORCE Operating, Inc.

               10.2 Third Amendment, dated as of July 1, 2002, to Employment Agreement dated as of January 1, 1999 and as previously amended as of January 23, 2001 and September 27, 2001, among Harry V. Maccarrone, COMFORCE Corporation and COMFORCE Operating, Inc.

               10.3 Deferred Vacation Plan adopted July 17, 2002.

               99.1 Certification of Chief Executive Officer and Chief Financial Officer.

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

Date: August 13, 2002