Form 10-Q
period 2002-09-30
COMFORCE CORP
filed 2002-11-14
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 29, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission file number: 1-6081

                              COMFORCE Corporation
             (Exact name of registrant as specified in its charter)

            Delaware                                     36-2262248
-----------------------------------            ---------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at November 7, 2002
   ----------------------------              -------------------------------
   Common stock, $.01 par value                    16,659,356 shares

                                                COMFORCE Corporation

                                                        INDEX

                                                                           Page
                                                                          Number

PART I        FINANCIAL INFORMATION...........................................3

Item 1.       Financial Statements............................................3

              Consolidated Balance Sheets at September 29, 2002
                  (unaudited) and December 30, 2001...........................3

              Consolidated Statements of Operations for the three
                  and nine months ended September 29, 2002
                  and September 30, 2001 (unaudited)..........................4

              Consolidated Statements of Cash Flows for the nine months
                  ended September 29, 2002 and September 30, 2001 (unaudited).5

              Notes to Unaudited Consolidated Financial Statements............6

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............12

Item 3.       Quantitative and Qualitative Disclosure about Market Risk......18

Item 4.       Controls and Procedures........................................18

PART II       OTHER INFORMATION..............................................18

Item 1.       Legal Proceedings .............................................18

Item 2.       Changes in Securities and Use of Proceeds (not applicable).....18

Item 3.       Defaults Upon Senior Securities (not applicable)...............19

Item 4.       Submission of Matters to a Vote of Security Holders
                  (not applicable)...........................................19

Item 5.       Other Information .............................................19

Item 6.       Exhibits and Reports on Form 8-K   ............................19


SIGNATURES...................................................................20
CERTIFICATIONS...............................................................20


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      COMFORCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                         September 29, 2002       December 30, 2001
                                                                         ------------------       -----------------
    ASSETS:                                                                 (unaudited)

    Current assets:
         Cash and cash equivalents                                        $        4,473           $        4,067
         Accounts receivable, net                                                 46,740                   44,091
         Funding and service fees receivable, net                                 28,668                   35,938
         Prepaid expenses and other current assets                                 3,991                    5,733
                                                                         ------------------       -----------------
                  Total current assets                                            83,872                   89,829

    Deferred income taxes, net                                                     1,619                       --
    Property and equipment, net                                                   12,274                   12,590
    Intangible assets, net                                                           215                       --
    Goodwill, net                                                                 79,242                  134,283
    Deferred financing costs, net                                                  2,846                    3,307
                                                                         ------------------       -----------------
                  Total assets                                            $      180,068           $      240,009
                                                                         ==================       =================

    LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY:

    Current liabilities:
         Accounts payable                                                 $        1,998           $        3,440
         Accrued expenses                                                         34,746                   28,487
                                                                         ------------------       -----------------
                  Total current liabilities                                       36,744                   31,927

    Long-term debt                                                               145,907                  154,720
    Deferred income taxes, net                                                        --                      581
    Other liabilities                                                                361                      244
                                                                         ------------------       -----------------
                  Total liabilities                                              183,012                  187,472
                                                                         ------------------       -----------------

    Commitments and contingencies
    Stockholders' (deficit) equity:
          Common stock, $.01 par value; 100,000,000 shares authorized;
                 16,659,341 shares and 16,659,173 shares issued and outstanding at September 29, 2002 and
                 December 30, 2001, respectively                                     167                      167
         Additional paid-in capital                                               49,589                   49,581
         Accumulated other comprehensive loss                                       (278)                    (309)
         (Accumulated deficit) retained earnings                                 (52,422)                   3,098
                                                                         ------------------       -----------------
                  Total stockholders' (deficit) equity                            (2,944)                  52,537
                                                                         ------------------       -----------------
                  Total liabilities and stockholders' (deficit)
                        equity                                            $      180,068           $      240,009
                                                                         ==================       =================

     The accompanying notes are an integral part of the unaudited consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                    Three Months Ended                    Nine Months Ended
                                                              September 29        September 30,    September 20       September 30
                                                                  2002               2001               2002              2001
                                                             --------------    ----------------    -------------     ---------------

Revenue:
      Net sales of service                                      $ 95,607           $ 107,508        $ 283,832          $  343,067

Costs and expenses:
      Cost of services                                            78,062              86,337          231,104             271,454
      Selling, general and administrative expenses                13,599              15,103           41,279              49,598
      Depreciation and amortization                                1,004               2,021            2,985               5,894
                                                             ------------    ----------------    -------------     ---------------
              Total costs and expenses                            92,665             103,461          275,368             326,946
                                                             ------------    ----------------    -------------     ---------------
Operating income                                                   2,942               4,047            8,464              16,121
                                                             ------------    ----------------    -------------     ---------------

Other income (expense):
     Interest expense                                             (4,131)             (4,900)         (12,171)            (15,722)
     Gain on debt extinguishment                                      --               9,322               --              15,858
     Other income, net                                                55                  11              218                  40
                                                             ------------    ----------------    -------------     ---------------
                                                                  (4,076)              4,433          (11,953)                176
                                                             ------------    ----------------    -------------     ---------------

Income (loss) before tax                                          (1,134)              8,480           (3,489)             16,297
Provision (benefit) for income taxes                                (340)              4,052             (769)              8,251
                                                             ------------    ----------------    -------------     ---------------

            Income (loss) before a cumulative effect of a
                change in accounting principle                      (794)              4,428           (2,720)              8,046
Cumulative effect of a change in accounting principle --
     goodwill impairment, net of tax benefit of $2,200                --                  --          (52,800)                 --
                                                             ------------    ----------------    -------------     ---------------
            Net income (loss)                                                      $   4,428                           $    8,046
                                                                    (794)                             (55,520)
                                                             ============    ================    =============     ===============

Basic income (loss) per common share:
     Income (loss) before a cumulative effect of a change
         in accounting principle                                $  (0.05)          $    0.27        $   (0.16)         $     0.48
     Cumulative effect of a change in accounting principle
         -goodwill impairment                                         --                  --            (3.17)                 --
                                                             --------------    ----------------    -------------     ---------------
     Net income (loss)                                          $  (0.05)          $    0.27        $   (3.33)         $     0.48
                                                             ==============    ================    =============     ===============

Diluted income (loss) per common share:
     Income (loss) before a cumulative effect of a change
         in accounting principle                                $  (0.05)          $    0.26        $  (0.16)          $     0.48
     Cumulative effect of a change in accounting principle
         -goodwill impairment                                                             --           (3.17)                  --
                                                             --------------    ----------------    -------------     ---------------
     Net income (loss)                                          $  (0.05)          $    0.26        $  (3.33)          $     0.48
                                                             ==============    ================    =============     ===============

Weighted average common shares outstanding, basic                 16,659              16,659           16,659              16,659
                                                             ==============    ================    =============     ===============
Weighted average common shares outstanding, diluted               16,659              16,804           16,659              16,862
                                                             ==============    ================    =============     ===============

     The accompanying notes are an integral part of the unaudited consolidated financial statements.


                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                       Nine Months Ended
                                                                             ---------------------------------------
                                                                               September 29,        September 30,
                                                                                   2002                  2001
                                                                             ------------------    -----------------
  Cash flows from operating activities:
    Net income (loss)                                                           $   (55,520)         $    8,046
    Adjustments to reconcile net income
           to net cash provided by operating activities:
           Depreciation and amortization                                              2,985               5,894
           Amortization of deferred financing fees                                      682                 592
           Issuance of notes in lieu of interest                                      1,104               1,923
           Gain on repurchase of Senior Notes                                            --              (2,238)
           Gain on repurchase of PIK Debentures                                          --              (7,025)
           Write-off of goodwill, net of tax                                         52,800                  --
           Gain on sale of fixed assets                                                (156)                 --
     Changes in assets and liabilities, net of effects of acquisitions of businesses:
           Accounts receivable and funding service fees receivable                    4,652              22,858
           Prepaid expenses and other current assets                                    932                (953)
           Accounts payable and accrued expenses                                      4,783              (2,149)
           Decrease in income tax receivable                                            810                  --
                                                                             ---------------    ----------------
  Net cash provided by operating activities                                          13,072              26,948
                                                                             ---------------    ----------------

  Cash flows from investing activities:
       Purchases of property and equipment                                           (2,504)             (2,900)
       Disposal of fixed assets                                                         434                  --
       Payments of contingent consideration                                            (323)               (773)
       (Increase) in deferred costs and other assets                                     --                (250)
                                                                             ---------------    ----------------
  Net cash used in investing activities                                              (2,393)             (3,923)
                                                                             ---------------    ----------------

  Cash flows from financing activities:
       Net repayments under capital leases                                             (135)                (60)
       Net repayments under line of credit agreement                                 (9,917)             (9,805)
       Repurchase of Senior Notes and PIK Debentures                                     --             (11,336)
       Debt financing costs                                                            (221)               (270)
       Cash consideration paid in exchange of convertible debt                           --              (1,000)
                                                                             ---------------    ----------------
  Net cash used in financing activities                                             (10,273)            (22,471)
                                                                             ---------------    ----------------

  Net increase in cash and cash equivalents                                             406                 554
       Cash and cash equivalents at beginning of period                               4,067               4,940
                                                                             ---------------    ----------------
       Cash and cash equivalents at end of period                               $     4,473          $    5,494
                                                                             ===============    ================

  Supplemental disclosures:
       Cash paid for:
        Interest                                                                $     7,001          $    8,976
        Income taxes                                                                    362               5,591
        Supplemental schedule of significant non-cash financing activities:
            Issuance of 8% subordinated convertible note in exchange
            for 15% PIK Debentures                                              $       --           $    8,000

     The accompanying notes are an integral part of the unaudited consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying unaudited interim consolidated financial statements of COMFORCE Corporation ("COMFORCE") and its subsidiaries, including COMFORCE Operating, Inc. ("COI") (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001. The results for the three and nine months ended September 29, 2002 are not necessarily indicative of the results of operations for the entire year.

2.   DEBT

     Notes payable and long-term debt at September 29, 2002 and December 30, 2001 consisted of (in thousands):

                                                                                September 29,          December 30,
                                                                                     2002                  2001
                                                                                ------------           ------------

        12% Senior Notes, due 2007                                                $  87,000             $ 87,000
        15% Senior Secured PIK Debentures, due 2009                                  11,158               10,379
        8% Subordinated Convertible Notes due 2009                                    8,446                8,121
        Revolving line of credit, due December 14, 2003, with interest payable monthly at LIBOR plus 3.0% with a weighted
                 average rate of 4.58% at September 29, 2002 and
                 LIBOR plus 2.25% with a weighted average rate of
                 4.33% at December 30, 2001                                          39,303               49,220
                                                                                ------------           ------------

        Total long-term debt                                                       $145,907             $154,720
                                                                                ============           ============

     The debt service costs associated with COMFORCE's 15% Senior Secured PIK Debentures due 2009 (the "PIK Debentures") may be satisfied through issuance of new PIK Debentures through December 1, 2002 and the debt service costs associated with COMFORCE's 8% Subordinated Convertible Notes due 2009 (the "Convertible Notes") may be satisfied through issuance of new Convertible Notes through December 1, 2003. Beginning with the interest payment due June 1, 2003, COMFORCE will be required to pay interest on the PIK Debentures in cash, and beginning with the interest payment due June 1, 2004, COMFORCE will be required to pay interest on the Convertible Notes in cash. Its ability to do so is expected to be dependent on its availability of funds for this purpose, whether through borrowings by COI under the revolving credit facility agented by Whitehall Business Credit Corporation (formerly IBJ Whitehall Business Credit Corporation) (the "Whitehall Credit Facility"), funds from COI's operations or otherwise, and on COI's ability to upstream funds in accordance with the restricted payments test under the indenture for COI's 12% Senior Notes due 2007 (the "Senior Notes"). COMFORCE's ability to repay the PIK Debentures and the Convertible Notes at their respective maturity dates in December 2009, or on any earlier required repayment or repurchase dates, will also be dependent on such conditions and availability of funds.

     Under the indenture, COI is restricted in upstreaming funds to its parent COMFORCE. Under one interpretation of these restrictive provisions, COI anticipates that it will have adequate funds eligible for upstreaming to COMFORCE to pay cash interest that will be due on June 1, 2003. COI plans to request clarification from the indenture trustee in addressing certain interpretive issues under the indenture. If the Company's interpretation does not receive support from the trustee or the Company is otherwise unable to pay interest under the PIK Debentures or the Convertible Notes when due, then, in addition to being a default under these instruments, such non-payment would constitute a default under the Whitehall Credit Facility. Under these circumstances, the Company's management may take steps designed to prevent a default from occurring, such as seeking a consent from the holders of the Senior Notes to upstream funds to pay interest on the Convertible Notes or the PIK Debentures, or seeking to raise capital at the COMFORCE level (not subject to upstreaming restrictions) through the issuance of additional capital or by obtaining a loan to provide necessary funds to satisfy these obligations. No assurance can be given that the indenture trustee will provide needed comfort to the Company in interpreting the indenture or that any steps taken to avoid a default will prove successful, in which case the lenders under the Whitehall Credit Facility and the holders of the PIK Debentures and Convertible Notes may exercise remedies available to them.

     Effective as of May 10, 2002, the Company entered into an amendment to the Whitehall Credit Facility to, among other things (i) waive the Company's non-compliance with the fixed-charge coverage ratio for the period ended March 31, 2002, (ii) reduce the fixed-charge coverage ratio in future periods, and
(iii) increase each level of the applicable rate and LIBOR margins by 0.25%.

3.   FISCAL YEAR

     On March 22, 2001, the Company's Board of Directors adopted a resolution to change the Company's fiscal year, which was previously a calendar year. Beginning in 2001, the fiscal year consists of the 52 or 53 weeks ending on the last Sunday in December. Accordingly, the Company's current fiscal year will end on Sunday, December 29, 2002.

4.   INCOME (LOSS) PER SHARE

     Basic  income  (loss) per common  share is computed by dividing  net income
(loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted income (loss) per share for the three and nine month periods ended September 29, 2002 and September 30, 2001 (in thousands):

                                                  Three Months Ended                       Nine Months Ended
                                          ------------------------------------    -----------------------------------
                                           September 29,       September 30,      September 29,         September 30,
                                              2002                2001                2002                  2001
                                          --------------       -------------      -------------         -------------
 Numerator:
Income (loss) before  a cumulative
     effect of a change in accounting
     principle                               $    (794)          $   4,428          $  (2,720)           $   8,046
     Cumulative effect of a change in
          accounting principle --
          goodwill impairment, net of
          tax benefit                               --                  --            (52,800)                  --
                                          --------------        ------------      -------------         -------------
     Net income (loss)                       $    (794)          $   4,428          $ (55,520)           $   8,046
                                          ==============       =============      =============         =============

 Denominator:
     Weighted average shares -- basic           16,659              16,659             16,659               16,659

 Effect of dilutive securities:
     Warrants and Employee stock options
                                                    --                 145                 --                  203
                                          -------------        -------------      -------------         -------------

 Denominator for diluted income (loss)
     per share - adjusted weighted
     average shares and assumed
     conversions                                16,659              16,804             16,659               16,862
                                          =================    =============      =============         =============

     Outstanding options and warrants to purchase shares of common stock, representing approximately 3.6 million shares of common stock, were not included in the computations of diluted net income (loss) per share for the three and
nine  months  ended   September   29,  2002   because   their  effect  would  be
anti-dilutive.

5.   STOCK OPTIONS

     During the first nine months of 2002, the Company granted options to purchase in aggregate of 60,000 shares of the Company's common stock at an exercise price of $1.10 per share and 535,000 shares of the Company's common stock at an exercise price of $1.45, which was equal to or greater than the fair market value of the common stock on the date of grant. These options were granted to 23 individuals who are officers, directors, employees or agents of the Company. These options were granted under the Company's Long-Term Stock Investment Plan. The options granted to directors provide for vesting on the first anniversary of the date of grant and the remaining options provide for vesting 6, 18 and 30 months after the date of grant in equal increments.

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

     The Company reports its results through three operating segments -- Staff Augmentation, Human Capital Management Services and Financial Outsourcing Services. The Staff Augmentation segment provides information technology (IT), technical, telecom, healthcare support and other staffing services. The Human Capital Management Services segment provides contingent workforce management services. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies.

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

     The table below presents information on the revenues and operating contribution for each segment for the three and nine months ended September 29, 2002 and September 30, 2001, and items which reconcile segment operating contribution to COMFORCE's reported pre-tax income (loss) (in thousands):

                                                     Three Months Ended                                  Nine Months Ended
                                        ----------------------------------------------     -----------------------------------------
                                            September 29,           September 30,           September 29,           September 30,
                                                2002                    2001                    2002                    2001
                                        ----------------------    --------------------     ---------------------    ----------------
Net sales of services:
     Staff Augmentation                       $  51,964              $   73,628               $  157,764              $ 238,777
     Human Capital Management Services           41,537                  31,112                  119,304                 95,046
     Financial Outsourcing Services               2,106                   2,768                    6,764                  9,244
                                        ----------------------    --------------------     ---------------------    ----------------
                                              $  95,607              $  107,508               $  283,832              $ 343,067
                                        ----------------------    --------------------     ---------------------    ----------------

Operating contribution:
    Staff Augmentation                        $   4,897              $    7,055               $   14,249              $  25,580
    Human Capital Management Services             1,089                     716                    3,996                  1,919
    Financial Services                            1,510                   2,134                    4,290                  7,202
                                        ----------------------    --------------------     ---------------------    ----------------
                                                  7,496                   9,905                   22,535                 34,701
                                        ----------------------    --------------------     ---------------------    ----------------

Consolidated expenses:
    Interest, net                                 4,076                   4,889                   11,953                 15,682
    Gain on debt extinguishment                      --                  (9,322)                      --                (15,858)
    Depreciation and amortization                 1,004                   2,021                    2,985                  5,894
    Corporate general and
            administrative expenses               3,550                   3,837                   11,086                 12,686
                                        ----------------------    --------------------     ---------------------    ----------------
                                                  8,630                   1,425                   26,024                 18,404
                                        ======================    ====================     =====================    ================
Income (loss) from continuing
operations                                    $  (1,134)             $    8,480               $   (3,489)             $  16,297
                                        ======================    ====================     =====================    ================


                                        At September 29,        At December 30,
                                              2002                    2001
                                        ----------------        ---------------
Total assets:
    Staff Augmentation                    $     97,310            $    143,009
    Human Capital Management Services
                                                28,673                  25,965
    Financial Services                          28,668                  45,338
   Corporate                                    25,417                  25,697
                                        ---------------    --------------------
                                          $    180,068            $    240,009
                                        ===============    ====================


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

     The intangible assets with definite useful lives are comprised of covenants not to compete (being amortized over periods ranging from 8 to 10 years) with a gross carrying amount of $558,000 and accumulated amortization of $343,000 as of September 29, 2002. The amortization expense for the three months ended
September 29, 2002 was $17,000 and generated a tax benefit of $6,900. The amortization expense for the nine months ended September 29, 2002 was $50,000 and generated a tax benefit of $20,000. The estimated amortization expense for the following years is as follows (in thousands):

         For year ended 12/29/02                   $  66
         For year ended 12/28/03                      41
         For year ended 12/26/04                      41
         For year ended 12/25/05                      41
         For year ended 12/31/06                      20


     The Company has tested goodwill for impairment in accordance with the provisions of SFAS 142 as of the beginning of fiscal year 2002. In connection with the goodwill test, the Company engaged an independent firm to determine the fair values of its reporting units (as defined by SFAS 142). Based on management's assessment of the circumstances, considering the firm's findings, utilizing a discounted cash flow analysis, the Company recognized an impairment loss of $55.0 million ($43.7 million for Staff Augmentation, $9.4 million for Financial Outsourcing Services and $1.9 million for Human Capital Management Services) as a cumulative effect of a change in accounting principle in the accompanying financial statements during the first quarter of 2002. These impairment losses relate primarily to the goodwill attributable to staffing companies acquired by the Company in 1996 and 1997, during which time (i) staffing companies were customarily valued at higher levels than they currently command and (ii) the market price of the Company's common stock was substantially higher than the current market price.

     The changes in the carrying amount of goodwill for the nine months ended September 29, 2002 is as follows (in thousands):

                                                                  Human
                                             Staff               Capital            Financial
                                          Augmentation          Management         Outsourcing      Total
                                          ------------          ----------         -----------   -----------
Balance as of December 30, 2001            $ 113,783             $ 11,100            $ 9,400     $  134,283
Goodwill acquired during year                    223                   --                 --            223
Impairment losses                            (43,700)              (1,900)            (9,400)       (55,000)
Amounts reclassified to
   intangible assets, net                       (264)                  --                 --           (264)
                                          ------------          ----------         -----------   -----------
Balance as of September 29, 2002           $  70,042             $  9,200            $    --     $   79,242
                                          ============          ==========         ===========   ===========


     Goodwill amortization for the three and nine months ended September 30, 2001 was $1.1 million and $3.2, respectively, and generated tax benefits of $65,000 and $204,000, respectively. The following table shows the results of operations as if SFAS 142 was applied to prior periods (in thousands, except per share amounts):


                                                        Three Months Ended                       Nine Months Ended
                                                ------------------------------------ -- ------------------------------------
                                                 September 29,       September 30,       September 29,       September 30,
                                                     2002                 2001               2002                2001
                                                ---------------- --- --------------- -- ---------------- -- ----------------
Income (loss) before a cumulative effect of a
   change in accounting principle, as reported     $   (794)           $   4,428          $  (2,720)           $   8,046
   Plus:
   Goodwill amortization, net of tax                     --                  984                  --               2,945
                                                ----------------     ---------------    ----------------    ----------------
   Adjusted income (loss) before a cumulative
     effect of a change in accounting
     principle                                     $   (794)           $   5,412          $  (2,720)           $  10,991
                                                ================     ===============    ================    ================

Basic income (loss) per common share:
   Income (loss) before a cumulative effect
     of a change in accounting principle, as
     reported                                      $  (0.05)           $    0.27          $   (0.16)           $    0.48
   Goodwill amortization, net of tax                     --                 0.06                 --                 0.18
                                                ----------------     ---------------    ----------------    ----------------
   Adjusted income (loss) before a cumulative
     effect of a change in accounting
     principle                                     $  (0.05)           $    0.33          $   (0.16)           $    0.66
                                                ================     ===============    ================    ================

Diluted income (loss) per common share:
   Income (loss) before a cumulative effect
     of a change in accounting principle, as
     reported                                      $  (0.05)           $    0.26          $   (0.16)           $    0.48
   Goodwill amortization, net of tax                     --                 0.06                 --                 0.17
                                                ----------------     ---------------    ----------------    ----------------
   Adjusted income (loss) before a
     cumulative effect of a change in
     accounting principle                          $  (0.05)           $    0.32          $   (0.16)           $    0.65
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

     The adoption of SFAS 145 had no impact upon the Company's consolidated balance sheet or net income in its consolidated statement of operations for any period, but required a reclassification of the gain on the extinguishment of debt, net of related income tax effect, for fiscal 2000 and 2001 and the quarterly periods during such years in which the Company repurchased its debt at a discount. For these periods, the gain, before any tax effect, has been recorded as other income and the income (loss) before tax and the provision for income taxes line items have been adjusted accordingly. The Company's consolidated statement of operations for the three and nine months ended September 30, 2001 has been reclassified as described, and the reclassifications for other periods will be reflected in future quarterly and annual reports of the Company in which statements for the relevant periods are required to be included.

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

10.  RECLASSIFICATIONS

Certain reclassifications have been made to conform prior period amounts to the current period presentation. See notes 7 and 8.

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

Overview

     From the time it entered the staffing business in October 1995 through January 1998, the Company completed 10 acquisitions. In February 2000, it completed one additional acquisition. Each of these acquisitions has been accounted for on a purchase basis and the results of operations of each of the businesses acquired have been included in the Company's historical consolidated financial statements from the date of acquisition. Certain of these acquisitions provided for contingent payments by the Company as a part of the purchase consideration based upon the operating results of the acquired businesses for specified future periods. All such contingent payment obligations have been satisfied by the Company. The acquisitions were financed by the Company principally through the issuance of debt and equity securities and borrowings under credit facilities.

     Staffing personnel placed by the Company are generally employees of the Company. The Company is responsible for employee related expenses for its employees, including workers' compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company offers health, dental, disability and life insurance to its eligible billable employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, often resulting in significant outstanding receivables. To the extent the Company grows, these receivables will increase and there will be greater requirements for borrowing availability under its credit facility to fund current operations.

     The Company reports its results through three operating segments -- Staff Augmentation, Human Capital Management Services and Financial Outsourcing Services (formerly known as Financial Services). The Staff Augmentation segment provides information technology (IT), technical, telecom, healthcare support and other staffing services. The Human Capital Management Services segment provides contingent workforce management services. The Financial Outsourcing Services segment provides payroll, funding and back office support services to independent consulting and staffing companies.

Results of Operations


Three Months Ended September 29, 2002 Compared to Three Months Ended September 30, 2001

     Net sales of services for the three months ended September 29, 2002 were $95.6 million, a decrease of 11.1% from net sales of services for the three months ended September 30, 2001 of $107.5 million. The Company suffered a decrease in net sales of services in Staff Augmentation and Financial Outsourcing Services segments, partially offset by an increase in the Human Capital Management Services segment. Net sales of services in the Human Capital Management Services segment increased by $10.4 million or 33.5% due to an increase in its client base. In the Staff Augmentation segment, the decrease of $21.7 million or 29.4% is principally attributable to the ongoing softness in corporate spending, particularly in sales to IT, telecom, technical and other staffing services. Also, as a result of the current economic condition, net sales of services decreased $662,000 or 23.9% in the Financial Outsourcing Services segment.

     Cost of services for the three months ended September 29, 2002 was 81.6% of net sales of services as compared to cost of services of 80.3% for the three months ended September 30, 2001. The cost of services as a percentage of net sales for the third quarter of 2002 increased from the comparable period in 2001 principally as a result of a decrease in permanent placement fees and a higher growth in the Human Capital Management Services segment which has a higher cost of services as a percentage of net sales of services.

     Selling, general and administrative expenses as a percentage of net sales of services were 14.2% for the three months ended September 29, 2002, compared to 14.0% for the three months ended September 30, 2001. Due to lower sales, as discussed above, management continued to undertake initiatives to reduce selling, general and administrative costs, and has been successful in controlling costs as sales decreased.

     Operating income for the three months ended September 29, 2002 was $2.9 million as compared to operating income of $4.0 million for the three months ended September 30, 2001. This 27.3% decrease in operating income for the three months ended September 29, 2002 resulted principally from a decrease in sales in Staff Augmentation and Financial Outsourcing Services segments, partially offset by a reduction of $1.1 million in goodwill amortization.

     The Company's interest expense for the three months ended September 29, 2002 and September 30, 2001 is attributable to the Whitehall Credit Facility, the Convertible Notes, the 12% Senior Notes due 2007 (the "Senior Notes") and the PIK Debentures. During the first quarter of 2001, the Company repurchased $13.0 million principal amount of Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures for $2.5 million (including accrued and unpaid interest of $340,000), the repurchase prices of which were paid from lower interest rate borrowings under the Whitehall Credit Facility. In September 2001, the Company completed the exchange of $18.0 million principal amount of PIK Debentures for its Convertible Note in the original principal amount of $8.0 million (bearing interest at the per annum rate of 8%), plus $1.0 million in cash. The interest expense was lower for the three months ended September 29, 2002 as compared to the three months ended September 30, 2001 due to lower market interest rates and lower borrowing levels under the Whitehall Credit Facility as well as the reduction of Senior Notes and PIK Debentures through the transactions described above.

     The income tax benefit for the three months ended September 29, 2002 was $340,000 on a loss before tax of $1.1 million. The income tax provision for the three months ended September 30, 2001 was $4.1 million on income before tax of $8.5 million. Applying SFAS 145 (in accordance with the criteria in APB Opinion
30), the gain on the extinguishment of debt, net of related income tax effect, for the three months ended September 30, 2001 was recorded as other income (before any tax effect), which in turn required that the income before tax and the provision for income taxes line items be adjusted accordingly. The Company provides for income taxes based upon the estimated effective rate for the respective fiscal year. The difference between the federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes, disallowance for travel and entertainment and 2001 amortization expense associated with goodwill that was not deductible.

Nine Months Ended September 29, 2002 Compared to Nine Months Ended September 30, 2001

     Net sales of services for the nine months ended September 29, 2002 were $283.8 million, a decrease of 17.3% from net sales of services for the nine months ended September 30, 2001 of $343.1 million. The Company suffered a decrease in net sales of services in Staff Augmentation and Financial Outsourcing Services segments, partially offset by an increase in the Human Capital Management Services segment. Net sales of services in the Human Capital Management Services segment increased by $24.3 million or 25.5% due to an increase in its client base. In the Staff Augmentation segment, the decrease of $81.0 million (33.9%) is principally attributable to reduced sales to IT, telecom, technical and other staffing services customers as a result of the continuing effects of the soft economy. Also, as a result of the current economic conditions, net sales of services were lower by $2.5 million (26.8%) in the Financial Outsourcing Services segment.

     Cost of services for the nine months ended September 29, 2002 was 81.4% of net sales of services as compared to cost of services of 79.1% for the nine months ended September 30, 2001. The cost of services as a percentage of net sales for the nine months ended September 29, 2002 increased from the comparable period in 2001 principally as a result of lower sales (and gross margin percentages on sales) to telecom and technical customers, a decrease in permanent placement fees and a higher growth in Human Capital Management Services which has a higher cost of services as a percentage of net sales of services.

     Selling, general and administrative expenses as a percentage of net sales of services were 14.5% for the nine months ended September 29, 2002, compared to 14.5% for the nine months ended September 30, 2001. Due to lower sales, as discussed above, management continued to undertake initiatives to reduce selling, general and administrative costs and has been successful in controlling costs as sales decreased. These costs were further reduced by lower commissions as a result of the decrease of sales discussed above.

     Operating income for the nine months ended September 29, 2002 was $8.5 million as compared to operating income of $16.1 million for the nine months ended September 30, 2001. This 47.5% decrease in operating income for the nine months ended September 29, 2002 resulted principally from a decrease in sales and gross margins in Staff Augmentation and Financial Outsourcing Services
segments, partially offset by a reduction of $3.2 million in goodwill amortization.

     The Company's interest expense for the nine months ended September 29, 2002 and September 30, 2001 is attributable to the Whitehall Credit Facility, the Convertible Notes, the Senior Notes and the PIK Debentures. During the first quarter of 2001, the Company repurchased $13.0 million principal amount of Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures for $2.5 million (including accrued and unpaid interest of $340,000), the repurchase prices of which were paid from lower interest rate borrowings under the Whitehall Credit Facility. In September 2001, the Company completed the exchange of $18.0 million principal amount of PIK Debentures for its Convertible Note in the original principal amount of $8.0 million (bearing interest at the per annum rate of 8%), plus $1.0 million in cash. The interest expense was lower for the nine months ended September 29, 2002 as compared to the nine months ended September 30, 2001 due to lower market interest rates and lower borrowing levels under the Whitehall Credit Facility as well as the reduction of Senior Notes and PIK Debentures through the transactions described above.

     The income tax benefit for the nine months ended September 29, 2002 was $769,000 on a loss before tax of $3.5 million. The income tax provision for the nine months ended September 30, 2001 was $8.3 million on income before tax of $16.3 million. Applying SFAS 145 (in accordance with the criteria in APB Opinion
30), the gain on the extinguishment of debt, net of related income tax effect, for the nine months ended September 30, 2001 was recorded as other income (before any tax effect), which in turn required that the income before tax and the provision for income taxes line items be adjusted accordingly. The Company provides for income taxes based upon the estimated effective rate. As a result of the Company's revised forecasts in the third quarter of 2002, the expected tax rate was adjusted to 22.0%. The difference between the federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes, disallowance for travel and entertainment and 2001 amortization expense associated with goodwill that was not deductible.

Financial Condition, Liquidity and Capital Resources

     The Company generally pays its billable employees weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company's markup. These bills are typically paid within 40 days. Increases in the Company's net sales of services, resulting from expansion of existing offices or establishment of new offices, will require additional cash resources.

     The following table represents contractual commitments associated with operating agreements and earnout (contingent payment) agreements:


                                                  Payments Due By Period (in thousands)

                                           2002       2003        2004-5        Thereafter
                                          ------     ------       ------        ----------
   Operating Leases (1)                   $3,337     $2,846       $3,666         $  4,841
   Whitehall Credit Facility -
      principal repayments                    --     39,303           --               --
   Senior Notes - principal
      repayments                              --         --           --           87,000
   PIK Debentures - principal
      repayments                              --         --           --           11,158
   Convertible Notes -
   principal repayments                       --         --           --            8,446

   Earnout agreements                        323         --           --               --
                                          ------     ------       ------        ---------

     Total                                $3,660    $42,149       $3,666         $111,445
                                          ======    =======       ======        ==========

-----------------------------

(1) Calculated as of December 30, 2001 but not substantially changed since such time.

     The Company also had standby letters of credit outstanding at September 29, 2002 in the aggregate amount of $5.2 million.

     During the nine months ended September 29, 2002, the Company's primary sources of funds to meet working capital needs were from borrowings under the Whitehall Credit Facility. Cash and cash equivalents increased $406,000 during the nine months ended September 29, 2002. Cash flows provided by operating activities of $13.1 million exceeded cash flows used in financing activities of $10.3 million and cash flows used in investing activities of $2.4 million.

     As of September 29, 2002, the Company had outstanding $39.3 million principal amount under the Whitehall Credit Facility bearing interest at a weighted average rate of 4.58% per annum. In addition, as of September 29, 2002, the Company had outstanding $11.2 million principal amount of PIK Debentures bearing interest at a rate of 15% per annum, $87.0 million principal amount of Senior Notes bearing interest at a rate of 12% per annum and $8.5 million principal amount of Convertible Notes bearing interest at the rate of 8% per annum. As more fully described below, interest on the PIK Debentures and the Convertible Notes may be satisfied through the issuance of new PIK Debentures and Convertible Notes through December 1, 2002 and December 1, 2003, respectively. To date, the Company has chosen to issue new PIK Debentures and Convertible Notes to pay interest thereon.

     The Company entered into the Whitehall Credit Facility in December 2000 to provide greater borrowing availability and flexibility. The Whitehall Credit Facility has been amended several times since it was entered into, most recently to ensure the Company's compliance with financial covenants at March 31, 2002, described below and to lessen the requirements through December, 2003. The Whitehall Credit Facility, as amended, has permitted the Company to execute its strategy of reducing its higher interest rate debt and improving its balance sheet by retiring Senior Notes and PIK Debentures. The Whitehall Credit Facility currently provides for borrowing availability of up to $95.0 million based upon a specified percentage of the Company's eligible accounts receivable. At September 29, 2002, the Company had remaining availability based upon then outstanding eligible accounts receivable of $17.4 million.

     Effective as of May 10, 2002, the Company has entered into an amendment to the Whitehall Credit Facility to, among other things (i) waive the Company's non-compliance with the fixed-charge coverage ratio for the period ended March 31, 2002, (ii) reduce the fixed-charge coverage ratio in future periods, and
(iii) increase each level of the applicable rate and LIBOR margins by 0.25%. As of September 29, 2002, the incremental rate was 3.0%.

     The scheduled maturity date of the Whitehall Credit Facility is December 14, 2003. The Company intends to seek to extend the Whitehall Credit Facility or to seek to obtain alternative financing.

     Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that has been generated by the Company through September 29, 2002 is net income attributable to the operations of COI. Accordingly, except for permitted distributions, these assets and net income are restricted as to their use by COMFORCE. The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as "restricted payments," including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than (1) to upstream $2.0 million annually ($1.25 million annually prior to 2000) to pay public company expenses, (2) to upstream up to $10.0 million to pay income tax related to deemed forgiveness of PIK Debentures to facilitate the purchase or exchange by COMFORCE of PIK Debentures at less than par, (3) under certain circumstances in connection with a disposition of assets, to upstream proceeds therefrom to repay the PIK Debentures, and (4) to upstream funds to the extent COI meets the restricted payments test under the indenture.

     Management believes that $2.0 million annually (if COI has funds available for this purpose) will be sufficient to pay COMFORCE's annual public company expenses for the foreseeable future.

     Through December 1, 2002, interest under the PIK Debentures is payable, at the option of COMFORCE, in cash or in kind through the issuance of additional PIK Debentures. In addition, through December 1, 2003, interest on the Convertible Notes is payable, at the option of COMFORCE, in cash or in kind through the issuance of additional Convertible Notes. To date, COMFORCE has paid all interest under the PIK Debentures and Convertible Notes in kind. Beginning with the interest payment due June 1, 2003, COMFORCE will be required to pay interest on the PIK Debentures in cash, and beginning with the interest payment due June 1, 2004, COMFORCE will be required to pay interest on the Convertible Notes in cash. Its ability to do so is expected to be dependent on its availability of funds for this purpose, whether through borrowings by COI under the Whitehall Credit Facility, funds from COI's operations or otherwise, and on COI's ability to upstream funds in accordance with the restricted payments test under the indenture for the Senior Notes. COMFORCE's ability to repay the PIK Debentures and the Convertible Notes at their respective maturity dates in December 2009, or on any earlier required repayment or repurchase dates, will also be dependent on such conditions and availability of funds.

     Under the indenture, COI is restricted in upstreaming funds to its parent COMFORCE. Under one interpretation of these restrictive provisions, COI anticipates that it will have adequate funds eligible for upstreaming to COMFORCE to pay cash interest that will be due on June 1, 2003. COI plans to request clarification from the indenture trustee in addressing certain interpretive issues under the indenture. If the Company's interpretation does not receive support from the trustee or the Company is otherwise unable to pay interest under the PIK Debentures or the Convertible Notes when due, then, in addition to being a default under these instruments, such non-payment would constitute a default under the Whitehall Credit Facility. Under these circumstances, the Company's management may take steps designed to prevent a default from occurring, such as seeking a consent from the holders of the Senior Notes to upstream funds to pay interest on the Convertible Notes or the PIK Debentures, or seeking to raise capital at the COMFORCE level (not subject to upstreaming restrictions) through the issuance of additional capital or by obtaining a loan to provide necessary funds to satisfy these obligations. No assurance can be given that the indenture trustee will provide needed comfort to the Company in interpreting the indenture or that any steps taken to avoid a default will prove successful, in which case the lenders under the Whitehall Credit Facility and the holders of the PIK Debentures and Convertible Notes may exercise remedies available to them.

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

     As of September 29, 2002, approximately $79.2 million, or 44.0%, of the Company's total assets were goodwill recorded in connection with the Company's acquisitions. Effective December 31, 2001, the Company ceased recording amortization expense relating to goodwill amounting to approximately $4.2 million annually upon its required adoption of a new accounting standard (SFAS
142), as described under note 7 to the consolidated financial statements. As also described under note 7, the Company evaluated the recoverability of goodwill on its books under the new standards under SFAS 142, resulting in its write-off of $55.0 million of goodwill in the first quarter of 2002.

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

     Subject to possible restrictions on COI's ability to distribute sufficient funds to pay cash interest due on the PIK Debentures in June 2003, as discussed above and in note 2, management of the Company believes that cash flow from operations and funds anticipated to be available under the Whitehall Credit Facility will be sufficient to service the Company's indebtedness and to meet currently anticipated working capital requirements.

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

Forward Looking Statements

     Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to the following: a continuation of the current recessionary environment, particularly in the aircraft manufacturing, telecom, information technology and other sectors served by the Company (which may reflect cyclical conditions or fundamental changes in these industries), could further reduce demand for contingent personnel and further heighten the competition for customers, resulting in lower revenues and margins and affecting the Company's ability to continue to meet the financial covenants under the Whitehall Credit Facility; the Company's significant leverage may leave it with a diminished ability to obtain additional financing for working capital or other capital expenditures, for retiring higher interest rate debt or for otherwise improving the Company's competitiveness and capital structure or expanding its operations; recently adopted SFAS 142, which requires the Company to evaluate annually the recoverability of goodwill on its books, could cause the Company to write-off goodwill in future periods (in addition to the write-off of $55.0 million in the first quarter of 2002), which could have a material adverse impact on the Company's financial condition and results of operations; or, if COI fails to generate sufficient consolidated net income or have other funds available to upstream to COMFORCE under the restricted payments test of the Senior Notes indenture in order for it to pay cash interest on the PIK Debentures (which is required beginning June 1, 2003) or the Convertible Note (which is required beginning June 1, 2004) or to repay the PIK Debentures or the Convertible Note at their maturity in December 2009, or on any earlier required repayment or repurchase date, then, unless COMFORCE obtains a loan or sells its capital stock or other securities to provide funds for this purpose, the Company will default under the indentures governing the PIK Debentures and the Senior Notes and under the Whitehall Credit Facility.

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

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          99.1 Certification of chief executive officer and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

COMFORCE Corporation

By: /s/ Harry V. Maccarrone
    ------------------------
    Harry V. Maccarrone,
    Executive Vice President and
    Chief Financial Officer

Date: November 13, 2002

                                 CERTIFICATIONS

I,  John  C.  Fanning,   Chairman  and  Chief  Executive   Officer  of  COMFORCE
Corporation, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q of COMFORCE Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

/s/ John C. Fanning
-------------------------------------
John C. Fanning,
Chairman and Chief Executive Officer

I, Harry V. Maccarrone, Executive Vice President and Chief Financial Officer of COMFORCE Corporation, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q of COMFORCE Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

/s/ Harry V. Maccarrone
----------------------------------------------
Harry V. Maccarrone,
Executive Vice President and Chief Financial Officer