Form 10-K
period 2002-12-29
COMFORCE CORP
filed 2003-04-14
CIK 6814

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 29, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from              to

Commission file number 1-6081

COMFORCE Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-2262248
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York	11797
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 437-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at April 9, 2003: $5,558,587.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At April 9, 2003, there were 16,659,363 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

PART I

ITEM 1. BUSINESS

Overview

COMFORCE Corporation (“COMFORCE”) is a leading provider of specialty staffing, consulting and outsourcing services primarily to Fortune 500 companies for their healthcare support, information technology, telecommunications, and technical and engineering services. COMFORCE Operating, Inc. (“COI”), a wholly-owned subsidiary of COMFORCE, was formed for the purpose of facilitating certain of the Company’s financing transactions in November 1997. Unless the context otherwise requires, the term the “Company” refers to COMFORCE, COI and all of their direct and indirect subsidiaries, all of which are wholly owned.

Through a national network of 47 offices (37 company-owned and 10 licensed), the Company recruits and places highly skilled contingent personnel and provides financial and outsourcing services for a broad customer base. The Company’s labor force consists primarily of computer programmers, systems consultants, telecommunication engineers, analysts, engineers, technicians, scientists, researchers, healthcare professionals and skilled office support personnel.

Services

The Company provides a wide range of staffing, consulting, financial and outsourcing services, including web-enabled solutions for the effective procurement, tracking and engagement of contingent or non-employee labor. The extensive proprietary database used by the Company coupled with its national reach enable it to draw from a wealth of resources to link highly trained healthcare professionals, computer technicians, telecommunication engineers and other professionals, as well as clerical personnel, with businesses that need highly skilled labor. Management has designed the Company’s services to give its customers maximum flexibility and maximum choice, including by making its professionals available for engagement on a short-term or long-term basis. The Company’s services permit businesses to increase the volume of their work without increasing fixed overhead and permanent personnel costs.

Results are reported by the Company through three operating segments—Staff Augmentation, Human Capital Management Services and Financial Outsourcing Services. The Staff Augmentation segment provides healthcare support, information technology (IT), telecom, technical and other staffing services. The Human Capital Management Services segment provides consulting services for managing the contingent workforce through its PrO Unlimited subsidiary. The Financial Outsourcing Services segment provides payroll, funding and outsourcing services to independent consulting and staffing companies. A description of the types of services provided by each segment follows. See note 17 to the Company’s consolidated financial statements for a presentation of segment results.

Staff Augmentation Segment

Healthcare Support Services

The Company has targeted the healthcare support services as a source of growth. In this sector, the Company provides nurses, allied healthcare professionals and credentialed coders for medical reimbursements and other personnel to support insurance claims processing, billing, transcription and confidential patient record keeping.

The Company’s customers in this area are hospitals, medical offices, multi-physician practices, and other middle market healthcare providers.

Information Technology

In the IT field, the Company provides highly skilled programmers, help desk personnel, systems consultants and analysts, software engineers and project managers for a wide range of technical assignments, including client server, mainframe, desktop services, help desk and Internet/Intranet. The Company hires the workers it makes available to its customers, in most cases through its recruitment process, and performs all of the obligations of an employer, including processing payrolls, withholding taxes and offering benefits.

The Company’s IT customers operate in diverse industry sectors and include a number of Fortune 100 companies.

Telecom

The Company provides skilled telecom personnel to plan, design, engineer, install and maintain wireless, wire line, PBX and enterprise telecommunications systems. COMFORCE Telecom has been selected as a Tier 1 service provider for two major telecommunications manufacturers and one competitive local exchange carrier. In order to serve these major telecommunications clients, COMFORCE Telecom inaugurated a fully outsourced Engineering, Furnish and Installation (EF&I) operations center located in the Dallas/Fort Worth area. In 2002, COMFORCE Telecom commenced the activities necessary to enhance its current International Standards Organization (ISO) certification to the current standards .

The Company’s telecom customers include national and regional telecom providers.

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

The Company’s technical and engineering customers include major private sector aerospace companies and federal research facilities.

Other Staffing

In addition to providing contract consulting and other staffing services in the areas described above, the Company provides a broad range of staffing services to its customers, including laboratory and scientific support, and professional, clerical, telemarketing and call center staffing. The Company also offers highly specialized chemists, biologists, engineers, laboratory instrumentation operators, technicians and others to companies involved in pharmaceutical, environmental, biotech and other businesses. In addition, the Company also recruits skilled billing, data entry and other clerical personnel who provide support services for smaller businesses such as accounting and law offices.

Human Capital Management Services Segment

The Company provides Human Capital Management services through its PrO Unlimited subsidiary. PrO Unlimited has become a market leader in providing end-to-end web-enabled solutions for the effective procurement, tracking and engagement of contingent or non-employee labor. PrO Unlimited utilizes a combination of proprietary web-based software and intellectual capital to manage all aspects of this rapidly growing segment of the workforce. While the Company focuses on selling its services primarily to Fortune 500 companies, PrO Unlimited’s contingent workforce management tools are suitable for a cross-section of large employers throughout the United States and Canada. The contingent labor force consists of independent contractors, temporary workers, consultants, returning retirees and freelancers. A growing number of corporations are utilizing contingent labor solutions to enable them to manage their cost structures more effectively and to better position them to weather business strategy transition and maintain streamlined “just-in-time” labor pools. PrO Unlimited has been a pioneer in assisting companies with government regulatory compliance regarding contingent personnel, particularly the management, tax, benefit and liability issues associated with the contingent workforce.

PrO Unlimited’s program is designed to replace vendor-on-premise programs that large companies have been using in recent years to manage their contingent workforces. PrO Unlimited seeks to draw upon its own resources as well as Internet-based information and tools, and to provide a range of services through its web-enabled software (described below) that enable large companies to effectively manage their contingent workforces. Rather than competing with traditional staffing firms, PrO Unlimited acts as a “vendor neutral” facilitator providing customized management reports and proprietary Total Quality Management (“TQM”) programs that are designed to generate cost savings and improve efficiencies for client companies. PrO Unlimited’s typical client is a large company that relies upon contingent labor to meet important elements of its staffing needs. PrO Unlimited currently provides the following services:

•	Contingent Staffing Management—provides a consolidated vendor-neutral staffing desk solution for procuring contingent employees by utilizing many different service providers to provide clients’ hiring managers with the most qualified candidate in the shortest period of time at the lowest cost.

•	The 1099 Management Solution—helps customers manage the tax and benefit risks associated with the use of independent contractors to ensure compliance with all governmental regulations.

•	Consultant Consolidation Services—acts as single-source supplier by consolidating and managing invoicing for, and negotiating and monitoring services provided by, its customers’ multiple service providers, including small consulting firms and true independent contractors.

•	Professional Payrolling Services—provides automated payroll services and worker benefits as a third party processor.

•	Workforce Alliance Network Direct (“WAND”)—PrO Unlimited’s exclusive web-enabled WAND system provides an end-to-end solution for the engagement, management and tracking of the contingent workforce. This allows hiring managers and staffing vendors to communicate 24 hours a day to place job orders, check the status of job orders, submit resumes, review resumes, schedule interviews, select candidates and create custom reports on staffing activity. In addition, workers can utilize WAND’s e-timecarding capabilities to submit time and expense reports online. WAND also provides extensive reporting, consolidated billing, security check and screening services.

Financial Outsourcing Services Segment

The Company provides funding and back office support services to approximately 100 independent consulting and staffing companies. The Company’s back office services include payroll processing, billing and funding, preparation of various management reports and analysis, payment of all payroll-related taxes and preparation and filing of quarterly and annual payroll tax returns for the contingent personnel employed and placed by independently owned and operated staffing and consulting firms for which the Company earns a fixed fee. Personnel placed by such independent staffing and consulting firms remain employees of such firms. In providing payroll funding services, the Company purchases the accounts receivable of independent staffing firms and receives payments directly from the firms’ clients. The Company pursues the collection of all receivables with the independent consulting and staffing companies; however, the amount of any accounts receivable that are not collected within a specified period after billing is charged back by the Company to such firm.

Customers

The Company provides staffing, consulting and outsourcing services to a broad range of customers, including investment banking firms, computer software and hardware manufacturers, aerospace and avionics firms, utilities, national laboratories, pharmaceutical companies, cosmetics companies, healthcare facilities, telecommunication equipment manufacturers, telecommunication service providers, educational institutions and accounting firms. Services to Fortune 500 companies represent a majority of the Company’s revenues.

In certain cases, the Company’s contracts with its customers provide that the Company will have the first opportunity to supply the personnel required by that customer. Other staffing companies not under contract with the customer are then offered the opportunity to supply personnel only if the Company is unable to meet the customer’s requirements.

The Company generally invoices its customers weekly. IT, telecom and professional staffing customers generally obtain the Company’s services on a purchase order basis, while technical and engineering services, healthcare support and Human Capital Management Services customers generally enter into longer term contracts with the Company.

During the year ended December 29, 2002, no single customer accounted for 10% or more of the Company’s revenues. The largest four customers of the Company accounted for approximately 22.4% of the Company’s revenues.

Sales and Marketing

The Company services its customers through a network of 37 company-owned and 10 licensed offices located in 20 states across the United States and its corporate headquarters located in Woodbury, New York. The Company’s sales and marketing strategy is focused on increasing its share of existing customer business, expanding its business with existing customers through cross-selling and by establishing relationships with new customers. The Company solicits customers through personal sales presentations, telephone marketing, direct mail solicitation, referrals from customers, and advertising in a variety of local and national media including the Yellow Pages, magazines, newspapers, trade publications and through the Company’s website (www.comforce.com).

The Company’s Sales and Resource Managers are responsible for maintaining contact with existing clients, maximizing the number of requisitions that the Company will have the opportunity to fill, and then working with the recruiting staff to offer the client the candidate or candidates that best fit the specification. New account targets are chosen by assessing: (1) the need for contract labor with skill sets provided by the Company; (2) the appropriateness of the Company’s niche products to the client’s needs; (3) the potential growth and profitability of the account; and (4) the creditworthiness of the client. While the Company’s corporate office assists in the selection of target accounts, the majority of account selection and marketing occurs locally. Although the Company continues to market to its Fortune 500 client base, it also places a significant marketing focus on faster-growing middle-market companies.

Billable Employees

Within the Staff Augmentation Segment, the Company’s success depends significantly on its ability to effectively and efficiently match skilled personnel with specific customer assignments. The Company has established an extensive national resume database of prospective employees with expertise in the disciplines served by the Company. To identify qualified personnel for inclusion in this database, the Company solicits referrals from its existing personnel and customers, places advertisements in local newspapers, trade magazines, its website and otherwise actively recruits through the Internet. The Company continuously updates its proprietary database to reflect changes in personnel skill levels and availability. Upon receipt of assignment specifications, the Company searches the database to identify suitable personnel. Once an individual’s skills are matched to the specifications, the Company considers other selection criteria such as interpersonal skills, availability and geographic preferences to ensure there is a proper fit between the employee and the assignment being staffed. The Company can search its resume database by a number of different criteria, including specific skills or qualifications, to match the appropriate employee with the assignment.

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

Some customers seek out the Company’s extensive back office and payrolling capabilities, or elect for strategic reasons to outsource functions, without utilizing the Company’s recruitment capabilities. Although the Company does not recruit the workers in such instances, they are nonetheless employees of the Company.

Information Systems

The Company uses PeopleSoft® HRMS and Financials applications software for its back office operations, and during 2002, successfully completed the upgrade to the Pure Internet Architecture of PeopleSoft® 8.0. Utilizing the state of the art PeopleSoft® architecture has enabled the Company to consolidate its back office operations, improve business processes, improve efficiency and productivity and enhance customer relationships. Through this system, the Company has also been able to substantially integrate the management information systems of its 11 acquired companies by creating a single database repository of shared business information.

The Company has expanded the use of the EZAccess® recruiting and sales database application, which has allowed it to consolidate the resume databases of its acquired companies. This software has enabled the Company to streamline the processes of identifying, recruiting and hiring on a national basis. The Company believes that EZAccess® has enhanced both its recruiting efforts and its customer service capabilities.

Competition

The contingent staffing and consulting industry is very competitive and fragmented. There are relatively limited barriers to entry and new competitors frequently enter the market. The Company’s competitors vary depending on geographic region and the nature of the service(s) being provided. The Company faces competition from larger firms possessing substantially greater financial, technical and marketing resources than the Company and smaller, regional firms with a strong presence in their respective local markets. In the current weak economic climate, management believes that attracting and retaining clients and selling services to them in the face of heightened competition are the principal competitive challenges. The Company competes on the basis of price, level of service, quality of candidates and reputation, and may be in competition with many other staffing companies seeking to fill any requisition for job openings.

In stronger economic climates, such as prevailed at the end of the 1990s, the availability and quality of candidates, the effective monitoring of job performance and the scope of geographic service are the principal elements of competition. The availability of quality contingent personnel is an especially important facet of competition in many cases. The Company believes its ability to compete also depends in part on a number of competitive factors outside its control, including the economic climate generally and in particular industries served by the Company, the ability of its competitors to hire, retain and motivate skilled personnel and the extent of its competitors’ responsiveness to customer needs.

Employees

The Company currently employs approximately 500 full-time staff employees at its headquarters and company-owned offices. The Company issued approximately 19,000 W-2s to employees of the Company who provided services to its customers during 2002, not including W-2s issued as part of the Financial Outsourcing Services segment back office services provided by the Company to its customers. In addition to employees on assignment, the Company maintains a proprietary database of prospective employees with expertise in the disciplines served by the Company. Billable employees are employed by the Company on an as-needed basis dependent on customer demand and are paid only for time they actually work (plus any accrued vacation time). Non-billable administrative personnel provide management, sales and marketing and other services in support of the Company’s services in all of its segments.

Licensed Offices

The Company has granted eight licenses to operate COMFORCE offices. The most recent license for a new office was granted in July 1992, and the Company does not presently expect to grant more licenses. Licensees recruit contingent personnel and promote their services to both existing and new clients obtained through the licensees’ marketing efforts. However, the Company is involved in the determination of the terms under which services are to be offered to its customers, and the Company is the employer of all of the workers placed through these arrangements. As the primary obligor, the Company is fully responsible for the payment of the employees. The Company submits all bills directly to the customers and they are required to remit their payments for services performed directly to the Company. The Company has the ability to refuse to perform services solicited by the licensee that it does not believe are within the normal scope of its capabilities, or for other reasons if its does not believe the services to be performed comport with the Company’s objectives. The Company and the licensee office bear joint responsibility for collecting the receivables from the customers and jointly bear the risk of loss for uncollected receivables. The licensee earns a variable percentage of the ultimate gross profit based upon the type of services rendered.

Regulations

Contingent staffing and consulting services firms are generally subject to one or more of the following types of government regulations: (1) registration of the employer/employees; (2) licensing, record keeping and recording requirements; and (3) substantive limitations on operations. The Company is governed by laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination and workers compensation. In particular, in the healthcare support sector, the Company is subject to extensive federal and state regulations as well as those of public and private healthcare organizations and authorities. In addition, in some instances, the Company’s licensees are deemed to be franchisees, and the arrangements the Company enters into with them are subject to regulation, both by the Federal Trade Commission and a number of states.

ITEM 2. PROPERTIES

The Company leases all of its office space. Excluding the Company’s headquarters, these leases are for office space ranging in size from small shared executive suites to facilities exceeding 10,000 square feet in size. The remaining terms under the Company’s leases range from less than six months to five years. The Company’s headquarters in Woodbury, New York occupies approximately 38,000 square feet of space in two facilities under separate leases that expire in 2010. The Company owns no real estate.

The Company believes that its facilities are adequate for its present and reasonably anticipated future business requirements. The Company does not anticipate difficulty locating additional facilities, if needed.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to routine contract and employment-related litigation matters arising in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, employee benefit liability insurance, fidelity insurance, errors and omissions insurance, professional medical malpractice insurance, fiduciary insurance and directors’ and officers’ liability insurance. The Company is generally self-insured with respect to workers compensation, but maintains excess workers compensation coverage to limit its maximum exposure to such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price and Dividends

The Company’s Common Stock is traded on the American Stock Exchange (AMEX:CFS). The high and low sales prices for the Common Stock, as reported by the American Stock Exchange in the Monthly Market Statistics for the periods indicated, were as follows:

		High	Low
2001	First Quarter	2.00	1.25
	Second Quarter	1.85	1.37
	Third Quarter	1.40	0.81
	Fourth Quarter	1.75	0.85

2002	First Quarter	1.30	1.00
	Second Quarter	1.30	0.95
	Third Quarter	1.29	0.70
	Fourth Quarter	0.94	0.35

The last reported sale price of the Common Stock of the Company on the American Stock Exchange on April 9, 2003 was $0.48. As of such date, there were approximately 4,400 shareholders of record.

No dividends were declared or paid on the Common Stock during 2002. The terms of the Company’s debt obligations effectively prohibit its payment of dividends. Accordingly, the Company does not anticipate that it will pay cash dividends on its Common Stock for the foreseeable future.

Recent Sales of Unregistered Securities

In February 2003, the Company issued 6,148 shares of its Series 2003A Convertible Preferred Stock (“Series 2003A Preferred Stock”) having an aggregate face amount of $6.1 million and a fair market value of $4.3 million in exchange for $12.3 million aggregate amount of indebtedness (representing outstanding principal and accrued, unpaid interest through the date of the exchange) under the Company’s 15% Senior Secured PIK Debentures due 2009 (the “PIK Debentures”). As a result of this transaction, the Company will recognize a gain on debt extinguishment of approximately $7.8 million, which includes the reduction of approximately $240,000 of deferred financing costs, in the first quarter of 2003. As part of this transaction, shares of the Series 2003A Preferred Stock were issued to the Fanning CPD Assets Limited Partnership (the “Fanning Partnership”) in which John Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of the Fanning Partnership. By virtue of this position, she is deemed to be a beneficial owner of the shares of Series 2003A Preferred Stock issued. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction.

Each share of Series 2003A Preferred Stock has a face amount of $1,000, bears annual cumulative dividends of $75 per share (7.5% per annum), payable if and when declared by the Company’s board of directors, and is convertible into common stock based upon a price of $1.05 per share for such common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate). Upon liquidation, the holders of the Series 2003A Preferred Stock will be entitled to a liquidation preference of $1,000 per share plus the amount of accumulated, unpaid dividends before any distributions shall be made to the holders of common stock or any other junior series or class of stock of the Company. Unless the holders of two-thirds of the shares of Series 2003A Preferred Stock outstanding shall have otherwise consented, no series or class of preferred stock having rights or preferences that are not junior to the Series 2003A Preferred Stock shall be issued by the Company.

The Company can only pay dividends on the Series 2003A Preferred Stock if (i) dividends can legally be paid in accordance with Delaware law, (ii) the Company’s board of directors, in its discretion upon the exercise of its fiduciary duties, declares that a dividend be paid, (iii) payment of the dividend is permitted under the terms of the Company’s credit facility agented by Whitehall Business Credit Corporation, and (iv) the Company has sufficient funds to upstream in accordance with the restricted payments tests under the indenture governing COI’s 12% Senior Notes due 2007 (the “Senior Notes”).

In the event that the conversion of Series 2003A Preferred Stock into common stock of COMFORCE would result in either (i) the occurrence of a “change of control” as defined in the indenture governing COI’s Senior Notes, or (ii) require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the American Stock Exchange (or any other exchange or quotation system on which the Company’s shares are then listed), then the Series 2003A Preferred Stock held by such holder shall not be convertible into common stock, but rather shall be convertible into shares of non-voting participating preferred stock having a liquidation preference of $0.01 per share (but no other preferences) to be created by the Company. The participating preferred stock will in turn be convertible into the Company’s common stock (on the same basis as if the conversion to common stock from Series 2003A Preferred Stock had occurred directly) if the conversion will not result in a “change of control” as defined in the indenture governing COI’s Senior Notes or require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the American Stock Exchange (or any other exchange or quotation system on which the Company’s shares are then listed). At the request of the holders of a majority of the outstanding participating preferred stock, the Company will seek stockholder approval for its conversion into common stock.

Equity Compensation Plan Information

The following table describes options and warrants issued as part of the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column).
Equity compensation plans approved by security holders(1)	3,467,220	4.66	1,559,636
Equity compensation plans not approved by security holders(2)	724,628	2.27	—

Total	4,191,848	4.25	1,559,636

(1)	At December 29, 2002, the Company had two equity compensation plans that had been approved by stockholders, the Long-Term Stock Investment Plan (the “1993 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). All securities shown as being issuable pursuant to outstanding options, warrants and rights in the first column represent option grants made under the 1993 Plan. No options or other rights are issuable under the 1993 Plan after December 31, 2002; however, since options were issuable under the 1993 Plan as of the end of the Company’s 2002 fiscal year (December 29, 2002), the number of securities shown in the third column as being available for future issuance include 559,636 shares of common stock which are no longer available for issuance as well as 1,000,000 shares of common stock issuable upon exercise of options or other rights that may be granted under the 2002 Plan.
(2)	Includes options to purchase 555,628 shares of the Company’s common stock issued to Austin Iodice and Anthony Giglio, former officer’s of the Company, as settlement of litigation concerning the continuing validity of options originally granted to them under a plan approved by the stockholders. Although these options were issued outside of the 1993 Plan, the Board elected to treat them as issued under the 1993 Plan solely for the purpose of determining the shares remaining available for issuance under the 1993 Plan. The balance of these securities are warrants issued as additional compensation to debtholders for extending credit to the Company.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data of the Company as of and for each of the five years in the period ended December 29, 2002. The Company derived the statement of operations and balance sheet data as of and for each of the five years in the period ended December 29, 2002 from its audited historical consolidated financial statements (in thousands, except per share data).

	1998	1999	2000	2001	2002
Statement of Operations Data:(1)
Net sales of services(2)	$459,022	$436,221	$492,864	$445,888	$381,501
Costs and expenses:
Cost of services(2)	372,877	352,101	392,141	355,635	311,821
Selling, general and administrative expenses	55,827	55,596	66,806	65,388	54,096
Restructuring credit	(211)	(163)	—	—	—
Litigation settlement	—	—	1,056	—	—
Goodwill impairment(3)	—	—	—	—	19,000
Depreciation and amortization(4)	5,605	6,824	7,424	7,835	4,000

Total costs and expenses	434,098	414,358	467,427	428,858	388,917

Operating income (loss)	24,924	21,863	25,437	17,030	(7,416)

Other income (expense):
Interest expense	(21,490)	(21,825)	(23,266)	(19,990)	(16,007)
Gain on debt extinguishment(5)	—	—	4,667	15,858	—
Write-off of deferred financing costs	—	—	(742)	—	—
Restricted covenant release	—	—	1,000	—	—
Other income, net	35	93	247	40	27

	(21,455)	(21,732)	(18,094)	(4,092)	(15,980)

Income (loss) before tax	3,469	131	7,343	12,938	(23,396)
Provision (benefit) for income taxes	2,664	2,169	4,956	6,898	(2,149)

Income (loss) before a cumulative effect of a change in accounting principle	805	(2,038)	2,387	6,040	(21,247)
Income (loss) available to common stockholders before a cumulative effect of a change in accounting principle	784	(2,038)	2,387	6,040	(21,247)
Cumulative effect of a change in accounting principle—goodwill impairment, net of tax benefit of $2,200 (6)	—	—	—	—	(52,800)

Income (loss) available to common stockholders	784	(2,038)	2,387	6,040	(74,047)
Diluted income (loss) per share:
Income (loss) available to common stockholders before a cumulative effect of a change in accounting principle	$0.05	$(0.12)	$0.14	$0.34	$(1.28)

Cumulative effect of a change in accounting principle	—	—	—	—	(3.17)

Net income (loss) available to common stockholders	$0.05	$(0.12)	$0.14	$0.34	$(4.45)

Balance Sheet data:
Working capital	$65,563	$65,808	$88,942	$59,024	$47,386
Trade receivables, net	81,680	81,834	119,067	80,029	73,609
Goodwill, net	138,847	139,010	137,655	134,283	60,242
Total assets	246,082	249,710	283,414	241,131	162,864
Total debt, including current maturities	178,579	182,346	197,421	154,720	142,779
Stockholders’ equity (deficit)	44,334	43,163	46,374	52,537	(21,241)

(1)	Results for the year ended December 31, 1998 include results of Camelot Consulting Group Inc., Camelot Communications Group Inc., Camelot Control Group Inc. and Camelot Group Inc. (collectively, “Camelot”) from the acquisition date of January 27, 1998 through December 31, 1998. Results for the year ended December 31, 2000 include results of Gerri G. Inc. from the acquisition date of February 6, 2000 through December 31, 2000.
(2)	The Company adopted Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred (“EITF 01-14”), effective as of December 31, 2001. Accordingly, reimbursements received by the Company for out-of-pocket expenses are now characterized as revenue. Prior to the adoption of EITF 01-14, the Company characterized such amounts as a reduction of cost of sales. The selected financial data for 2002, 2001 and 2000 have been reclassified in accordance with EITF 01-14. Amounts previously reported for revenues and cost of sales have been increased by $8.5 million, $8.2 million and $12.5 million for fiscal years 2002, 2001 and 2000, respectively. The selected financial data for 1998 and 1999 has not been reclassified because the information required to do so is not available to the Company.
(3)	The Company recorded a goodwill impairment charge of $19.0 million during the fourth quarter of 2002 as a charge against operating income in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). See note 6 to the consolidated financial statements for further discussions.
(4)	Effective as of December 31, 2001, the Company changed the manner in which it accounts for goodwill and other intangible assets upon the adoption of SFAS 142 and, in accordance therewith, ceased amortizing goodwill. See note 6 to the consolidated financial statements.
(5)	During 2000, the Company repurchased $10.0 million face value of its Senior Notes for a purchase price of $5.1 million. The gain on debt extinguishment that was realized by these repurchases was $4.7 million, which includes the reduction of $200,000 of deferred financing costs associated with the repurchases. During 2001, the Company repurchased (i) $13.0 million principal amount of its Senior Notes for a cash purchase price of $8.9 million and (ii) $23.2 million principal amount of its PIK Debentures (with accrued and unpaid interest thereon of $1.2 million), of which Debentures in the principal amount of $5.2 million (bearing accrued, unpaid interest of $340,000) were purchased for a purchase price of $2.5 million and PIK Debentures in the principal amount of $18.0 million (bearing accrued, unpaid interest of $860,000) were exchanged for the Company’s 8% Subordinated Convertible Notes due December 2, 2009 in the original principal amount of $8.0 million, plus $1.0 million in cash. The gain on debt extinguishment that was realized by these repurchases was $15.9 million, which includes the reduction of $1.1 million of deferred financing costs associated with the repurchases. See also “Financial Condition, Liquidity and Capital Resources” in Item 7.

(6)	The Company recorded a goodwill impairment charge of $52.8 million net of tax as a cumulative effect of a change in accounting principle during the first quarter of 2002 in accordance with the provisions of SFAS 142. See note 6 to the consolidated financial statements for further discussions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below supplements the information found in the consolidated financial statements and related notes.

Overview

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employee related expenses for its employees, including workers compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company offers health, dental, 401(k), disability and life insurance to its eligible billable employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, often resulting in significant outstanding receivables. To the extent the Company grows, these receivables will increase and there will be greater requirements for borrowing availability under its credit facility to fund current operations.

The Company reports its results through three operating segments—Staff Augmentation, Human Capital Management Services and Financial Outsourcing Services. The Staff Augmentation segment provides healthcare support, information technology (IT), telecom, technical and other staffing services. The Human Capital Management Services segment provides consulting services for managing the contingent workforce. The Financial Outsourcing Services segment provides payroll, funding and back office support services to independent consulting and staffing companies.

Recent Developments

The following is a discussion of certain developments that have occurred since the beginning of the Company’s 2002 fiscal year. This discussion is not intended to be an exhaustive discussion of all material events that have occurred during this period.

Amendments to Credit Facility

In May 2002, the Company entered into Amendment No. 6 to its credit facility agented by Whitehall Business Credit Corporation, formerly IBJ Whitehall Business Credit Corporation (the “Whitehall Credit Facility”) to, among other things (i) waive the Company’s non-compliance with the fixed-charge coverage ratio for the period ended March 31, 2002, (ii) reduce the fixed-charge coverage ratio in future periods, and (iii) increase each level of the applicable rate and LIBOR margins by 0.25%. In December 2002, the Company entered into Amendment No. 7 to the Whitehall Credit Facility to (i) extend the maturity date of the facility from December 14, 2003 to August 31, 2004, (ii) authorize the exchange transactions with the Fanning Partnership described under “Recent Developments—Retirement of PIK Debentures” in this Item 7, (iii) reduce the maximum borrowing availability from $95.0 million to $85.0 million to eliminate borrowing availability the Company has not previously required, and (iv) further reduce the fixed-charge coverage ratio in future periods.

Retirement of PIK Debentures

In February 2003, the Company issued $6.1 million face amount of its new Series 2003A Preferred Stock having a fair market value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures (including accrued interest) from a related party and repurchased additional PIK Debentures ($59,000 including interest) from unrelated parties for a cash payment of $21,000. As a result of this transaction, the Company will recognize a gain on debt extinguishment of approximately $7.8 million, which includes the reduction of approximately $240,000 of deferred financing costs, in the first quarter of 2003. Virtually all of the PIK Debentures were retired in February 2003, and the Company intends to redeem or repurchase the remaining PIK Debentures having a face amount of less than $50,000 before the next interest payment date. Shares of the Series 2003A Preferred Stock were issued to the Fanning Partnership, a limited partnership in which John Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of the Fanning Partnership. By virtue of this position, she is deemed to be a beneficial owner of the shares of Series 2003A Preferred Stock issued.

The purpose of this transaction was to improve the Company’s balance sheet through the elimination of $12.0 million of high interest rate debt (15% per annum), principally through the issuance of equity securities. The Company’s offer to exchange PIK Debentures for Series 2003A Preferred Stock was extended to all holders of the PIK Debentures that remained outstanding. No other holder of PIK Debentures accepted the Company’s offer of exchange for Series 2003A Preferred Stock; however, some elected instead to tender their PIK Debentures to the Company for repurchase at a substantial discount. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction. See “Recent Sales of Unregistered Securities” in Item 5 for a description of the rights and preferences of the Series 2003A Preferred Stock.

Critical Accounting Policies and Estimates

Management’s discussion in this Item 7 addresses the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts. A discussion of the more significant estimates follows. Management has discussed the development, selection and disclosure of these estimates and assumptions with the Audit Committee of the Board of Directors.

Allowance for Doubtful Accounts

The Company has an allowance for doubtful accounts recorded as an estimate of the accounts receivable balance that may not be collected. This allowance is calculated on the trade receivables with consideration for the Company’s historical write-off experience, the current aging of receivables, general economic climate and the financial condition of the customer. After giving due consideration to these factors, the Company establishes specific allowances for bad debt. The allowance for the funding and service fee receivable is calculated with consideration for the ability of the Company’s clients to absorb chargebacks due to the uncollectibility of the funded receivables.

Bad debt expense, which increases the allowance for doubtful accounts, is recorded as an operating expense in the consolidated statements of operations. Factors that would cause this provision to increase primarily relate to increased bankruptcies by customers, the inability of the Companies funding services clients to absorb chargebacks and other difficulties collecting amounts billed. On the other hand, an improved write-off experience and aging of receivables would result in a decrease to the provision.

Reserves for Workers Compensation

The Company records its estimate of the ultimate cost of, and reserves for, workers compensation based on actuarial computations using the Company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The ultimate cost of workers compensation will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

Accruals for workers compensation claims are included in accrued expenses in the consolidated balance sheets. A significant increase in claims or changes in laws may require the Company to record additional expenses related to workers compensation. On the other hand, significantly improved claim experience may result in lower annual expense levels.

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) issued Statement No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance against deferred tax assets for which utilization of the asset is not likely.

Management’s judgment is required in determining the realizability of the deferred tax assets and liabilities, and any valuation allowances recorded. The net deferred tax assets may need to be adjusted in the event that tax rates are modified, or management’s estimates of future taxable income change, such that deferred tax assets or liabilities are expected to be recovered or settled at a different tax rate than currently estimated. In addition, valuation allowances may need to be adjusted in the event that management’s estimate of future taxable income changes from the amounts currently estimated.

The Company provides for income taxes on a quarterly basis on an estimated annual tax rate. In determining this rate, management makes estimates about taxable income in each of the states where the Company operates, as well as the tax rate that will be in effect for each state. To the extent these estimates change during the year, or that actual results differ from these estimates, the estimated annual tax rate may change between quarterly periods and may differ from the actual effective tax rate for the year.

Goodwill Impairment

The Company tested goodwill for impairment in accordance with the provisions of SFAS 142 as of the beginning and end of fiscal year 2002. In connection with the goodwill tests, the Company engaged an independent firm to assist management in the determination of the fair values of its reporting units (as defined by SFAS 142). In its determination of the fair values, the firm engaged by the Company primarily utilized a discounted cash flow analysis as well as various other valuation approaches, including (a) recent values paid by investors and purchasers of companies in businesses similar to that of the Company, (b) capitalization multiples of companies with investment characteristics resembling those of the reporting units, (c) the enterprise value of the Company, and (d) asset and liability structure.

Significant assumptions used in this analysis include (i) expected future revenue growth rates, operating unit profit margins, and working capital levels, (ii) a discount rate, and (iii) a terminal value multiple. The revenue growth rates, working capital levels and operating unit profit margins are based on management’s expectation of future results. As previously discussed, the Company’s operating results, including those of its more specialized operations, have been negatively impacted by the general economic conditions. Based on management’s assessment of the circumstances and considering the firm’s findings, the Company recognized an impairment loss of $52.8 million net of taxes as a cumulative effect of a change in accounting principle during the first quarter of 2002. In the fourth quarter of 2002, the Company, again utilizing this independent firm in testing for goodwill impairment, recognized an additional impairment loss of $19.0 million due to the Company’s failure to meet previous growth expectations. These impairment losses relate primarily to the goodwill attributable to staffing companies acquired by the Company in 1996 and 1997, during which time staffing companies were customarily valued using higher multiples. See note 6 to the consolidated financial statements.

If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements.

Results of Operations

Year Ended December 29, 2002 Compared to Year Ended December 30, 2001

Net sales of services for the year ended December 29, 2002 were $381.5 million, a decrease of 14.4% from net sales of services for the year ended December 30, 2001 of $445.9 million. The Company suffered a decrease in net sales of services in Staff Augmentation and Financial Outsourcing Services segments, partially offset by an increase in the Human Capital Management Services segment. Net sales of services in the Human Capital Management Services segment increased by $37.8 million or 29.4%, principally due to an increase in its client base. In the Staff Augmentation segment, the decrease of $99.2 million (32.5%) is principally attributable to reduced sales to IT, telecom, technical and other staffing services customers as a result of the continuing effects of the soft economy. Also, principally as a result of the current economic conditions, net sales of services were lower by $3.0 million (25.1%) in the Financial Outsourcing Services segment.

Cost of services for the year ended December 29, 2002 was 81.7% of net sales of services as compared to cost of services of 79.8% for the year ended December 30, 2001. The cost of services as a percentage of net sales for the year ended December 29, 2002 increased from the comparable period in 2001 principally as a result of a decrease in permanent placement fees and a higher growth in Human Capital Management Services which has a higher cost of services as a percentage of net sales of services, partially offset by a reduction in workers compensation expense due to favorable claims settlement history under the Company’s workers compensation policy.

Selling, general and administrative expenses as a percentage of net sales of services were 14.2% for the year ended December 29, 2002, compared to 14.7% for the year ended December 30, 2001. However, in fiscal 2001, the Company recorded a charge of $2.4 million related to uncollectible funding and service fees receivable. Excluding that charge, selling, general and administrative expenses as a percentage of net sales of services were 14.1% for fiscal 2001. Due to lower sales, management continued to undertake initiatives to reduce selling, general and administrative costs by renegotiating existing vendor contracts, reducing the size of or closing marginal offices, reducing back office support staff and reevaluating incentive compensation plans, and has been successful in controlling costs as sales decreased. These costs were further reduced by lower commissions as a result of the decrease of sales discussed above.

Operating loss for the year ended December 29, 2002 was $7.4 million as compared to operating income of $17.0 million for the year ended December 30, 2001. This operating loss for the year ended December 29, 2002 is principally attributable to the Company’s fourth quarter $19.0 million write-off related to the impairment of goodwill discussed above and a decrease in sales and gross margins in Staff Augmentation and Financial

Outsourcing Services segments, partially offset by a reduction of $4.2 million in goodwill amortization due to the adoption of SFAS 142 as well as the more favorable workers compensation history for fiscal 2002 discussed above.

The Company’s interest expense for the year ended December 29, 2002 and December 30, 2001 is attributable to the Whitehall Credit Facility, the Convertible Notes, the Senior Notes and the PIK Debentures. The interest expense was lower for the year ended December 29, 2002 as compared to the year ended December 30, 2001 due to lower market interest rates and lower borrowing levels under the Whitehall Credit Facility as well as the reduction of Senior Notes and PIK Debentures through the transactions described below and in note 10 to the consolidated financial statements.

During 2001, the Company repurchased $13.0 million principal amount of Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures for $2.5 million (including accrued and unpaid interest of $340,000), the repurchase prices of which were paid from lower interest rate borrowings under the Whitehall Credit Facility. In 2001, the Company also completed the exchange of $18.0 million principal amount of PIK Debentures for its 8% Convertible Notes in the original principal amount of $8.0 million, plus $1.0 million in cash. The gain on debt extinguishment realized by the Company during the year ended December 30, 2001 as a result of the repurchases (including the exchange) was $15.9 million, which includes the reduction of $1.1 million of deferred financing costs associated with these transactions. See “Financial Condition, Liquidity and Capital Resources” in this Item 7.

The income tax benefit for the year ended December 29, 2002 was $2.1 million on a loss before tax of $23.4 million. The income tax provision for the year ended December 30, 2001 was $6.9 million on income before tax of $12.9 million. The difference between the federal statutory income tax rate and the Company’s effective tax rate relates primarily to the nondeductibility of a portion of the $19.0 million goodwill impairment discussed above, interest expense associated with the PIK Debentures and state income taxes, disallowance for travel and entertainment and the 2001 amortization expense associated with goodwill that was not deductible.

The Company recorded a goodwill impairment charge of $52.8 million net of tax as a cumulative effect of a change in accounting principle during the first quarter of 2002 in accordance with the provisions of SFAS 142. See note 6 to the consolidated financial statements for further discussions.

Year Ended December 30, 2001 Compared to Year Ended December 31, 2000

Net sales of services for the year ended December 30, 2001 were $445.9 million, a decrease of 9.5% from net sales of services for the year ended December 31, 2000 of $492.9 million. The Company suffered a decrease in net sales of services in each of its three segments. In the Staff Augmentation segment, the decrease is principally attributable to a sharp decline in the telecom industry resulting in lower sales to telecom customers, partially offset by higher sales to information technology customers. Also, due to the continuing effects of the economic recession, sales were lower in both the Human Capital Management Services and Financial Outsourcing Services segments.

Cost of services for the year ended December 30, 2001 was 79.8% of net sales of services as compared to cost of services of 79.6% for the year ended December 31, 2000. The cost of services as a percentage of net sales for 2001 increased from 2000 levels principally as a result of lower sales (and gross margin percentages on sales) to telecom customers and a decrease in permanent placement fees, partially offset by the Company’s continued focus on higher-margin niche products in the Staff Augmentation segment.

Selling, general and administrative expenses as a percentage of net sales of services were 14.7% for the year ended December 30, 2001, compared to 13.6% for the year ended December 31, 2000. This increase is principally a result of a $2.4 million write-off in the fourth quarter of 2001 relating to uncollectible funding and service fees receivable, and higher payroll and recruiting costs with respect to non-billable staff and investments to expand the infrastructure for the Company’s Human Capital Management Services segment during the first half of 2001, offset partially by initiatives made by management during the second half of 2001 to reduce costs. Excluding the write-off, selling, general and administrative expenses as percentage of net sales were 14.1% for the year ended December 30, 2001.

Operating income for the year ended December 30, 2001 was $17.0 million as compared to operating income of $25.4 million for the year ended December 31, 2000. This 33.1% decrease in operating income for the year ended December 30, 2001 resulted principally from a decrease in sales in each of the Company’s three segments, particularly in the telecom sector, the $2.4 million write-off referred to above and an increase in depreciation and amortization. Operating income for 2000 included a one-time $1.1 million charge for the settlement of a longstanding lawsuit (see note 13 to the consolidated financial statements).

The Company’s interest expense for the year ended December 30, 2001 is attributable to the Whitehall Credit Facility, the Convertible Notes (which were issued in September 2001), the Senior Notes and the PIK Debentures. The Company’s interest expense for the year ended December 31, 2000 is attributable to its former credit facility with institutional lenders which was terminated in December 2000 (the “Retired Credit Facility”), the Whitehall Credit Facility (which was entered into in December 2000), the Senior Notes and the PIK Debentures. The Whitehall Credit Facility was entered into to repay the Retired Credit Facility and provide the Company with additional borrowing availability. The obligations evidenced by the Retired Credit Facility and those evidenced by the Senior Notes and PIK Debentures were incurred in 1997, principally in connection with the funding of business acquisitions.

During the first quarter of 2001, the Company repurchased $13.0 million principal amount of Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures for $2.5 million (including accrued and unpaid interest of $340,000), the repurchase prices of which were paid from lower interest rate borrowings under the Whitehall Credit Facility. In September 2001, the Company completed the exchange of $18.0 million principal amount of PIK Debentures (including accrued and unpaid interest of $860,000) for its Convertible Notes in the original principal amount of $8.0 million (bearing interest at the per annum rate of 8%), plus $1.0 million in cash. The gain on debt extinguishment realized by the Company during the year ended December 30, 2001 as a result of the repurchases (including the exchange) was $15.9 million, which includes the reduction of $1.1 million of deferred financing costs associated with these transactions. During the third quarter of 2000, the Company repurchased $10.0 million principal amount of the Senior Notes for a purchase price of $5.1 million. The gain on debt extinguishment that was realized by these repurchases was $4.7 million which includes the reduction of $200,000 of deferred financing costs associated with these repurchases. See “Financial Condition, Liquidity and Capital Resources” in this Item 7.

The interest expense was lower for the year ended December 30, 2001 as compared to the year ended December 31, 2000 due to lower market interest rates and lower borrowing levels under the Whitehall Credit Facility as well as the reduction of Senior Notes and PIK Debentures through the repurchases (including the exchange) described above.

The income tax provision for the year ended December 30, 2001 was $6.9 million on income of $12.9 million before taxes. The income tax provision for the year ended December 31, 2000 was $5.0 million on income before taxes and of $7.3 million. The difference between the federal statutory income tax rate and the Company’s effective tax rate relates primarily to the nondeductibility of amortization expense associated with certain intangible assets, the nondeductibility of a portion of the interest expense associated with the PIK Debentures and state income taxes.

Financial Condition, Liquidity and Capital Resources

The Company generally pays its billable employees weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company’s markup. These bills are typically paid within 40 days. Increases in the Company’s net sales of services, resulting from expansion of existing offices or establishment of new offices, will require additional cash resources.

The following table represents contractual commitments associated with operating agreements:

	Payments due by period
	2003	2004	2005-6	2007	Thereafter
	(in thousands)
Operating Leases	$3,184	$2,418	$3,157	$1,177	$2,645
Whitehall Credit Facility—principal repayments	—	35,000	—	—	—
Senior Notes—principal repayments	—	—	—	87,000	—
PIK Debentures—principal repayments	—	—	—	—	11,995
Convertible Notes—principal repayments	—	—	—		8,784

Total	$3,184	$37,418	$3,157	$88,177	$23,424

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

The Company also had standby letters of credit outstanding at December 29, 2002 in the aggregate amount of $3.8 million.

During the year ended December 29, 2002, the Company’s primary sources of funds to meet working capital needs were from borrowings under the Whitehall Credit Facility. Cash and cash equivalents increased $2.3 million during the year ended December 29, 2002. Cash flows provided by operating activities of $19.6 million exceeded cash flows used in financing activities of $14.6 million and cash flows used in investing activities of $2.7 million.

As of December 29, 2002, the Company had outstanding $35.0 million principal amount under the Whitehall Credit Facility bearing interest at a weighted average rate of 4.6% per annum. In addition, as of December 29, 2002, the Company had outstanding $12.0 million principal amount of PIK Debentures bearing interest at a rate of 15% per annum (virtually all of which were subsequently retired, as described in this Item 7 under “Recent Developments—Retirement of PIK Debentures”), $87.0 million principal amount of Senior Notes bearing interest at a rate of 12% per annum and $8.8 million principal amount of Convertible Notes bearing interest at the rate of 8% per annum. As more fully described below, interest on the Convertible Notes may be satisfied through the issuance of new Convertible Notes through December 1, 2003. Through the last interest payment date on December 1, 2002, the Company elected to issue new Convertible Notes to pay interest due thereon and expects to continue to do so through December 1, 2003.

The Company entered into the Whitehall Credit Facility in December 2000 to provide greater borrowing availability and flexibility. The Whitehall Credit Facility has been amended several times since it was entered into, including to ensure the Company’s compliance with financial covenants at March 31, 2002 and subsequent periods as described in this Item 7 under “Recent Developments—Amendments to Credit Facility,” and to lessen the financial requirements through December 2003. The Whitehall Credit Facility, as amended, has permitted the Company to execute its strategy of reducing its higher interest rate debt and improving its balance sheet by retiring Senior Notes and PIK Debentures. In the most recent amendment, the maturity date was extended from December 14, 2003 to August 31, 2004. The Whitehall Credit Facility currently provides for borrowing availability of up to $85.0 million based upon a specified percentage of the Company’s eligible accounts receivable. At year end, the Company had remaining availability based upon then outstanding eligible accounts receivable of $16.6 million.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI. Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE. The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than (1) to upstream $2.0 million annually to pay public company expenses, (2) to upstream up to $10.0 million to pay income tax related to deemed forgiveness of PIK Debentures to facilitate the purchase or exchange by COMFORCE of PIK Debentures at less than par, (3) under certain circumstances in connection with a disposition of assets, to upstream proceeds therefrom to repay the PIK Debentures, and (4) to upstream funds to the extent COI meets the restricted payments test under the indenture, the most significant component of which is based upon a percentage of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision. Management believes that $2.0 million annually (if COI has funds available for this purpose) will be sufficient to pay COMFORCE’s annual public company expenses for the foreseeable future. Principally as a result of losses incurred by COI in fiscal 2002 and prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture. It is anticipated that COI must generate net income of approximately $564,000 before it will be able to upstream funds to COMFORCE under the restrictive payments test of the indenture.

Through December 1, 2002, interest under the PIK Debentures was payable, at the option of COMFORCE, in cash or in kind through the issuance of additional PIK Debentures. In addition, through December 1, 2003, interest on the Convertible Notes is payable, at the option of COMFORCE, in cash or in kind through the issuance of additional Convertible Notes. To date, COMFORCE has paid all interest under the PIK Debentures and Convertible Notes in kind. Virtually all of the PIK Debentures were retired in February 2003, and the Company intends to redeem or repurchase the remaining PIK Debentures having a face amount of less than $50,000 before the next interest payment date. Beginning with the interest payment due June 1, 2004, COMFORCE will be required to pay interest on the Convertible Notes in cash. Its ability to do so is expected to be dependent on its availability of funds for this purpose, whether through borrowings by COI under the Whitehall Credit Facility, funds from COI’s operations or otherwise, and on COI’s ability to upstream funds in accordance with the restricted payments test under the indenture for the Senior Notes. COMFORCE’s ability to repay Convertible Notes at their maturity on December 1, 2009, or on any earlier required repayment or repurchase dates, will also be dependent on any restrictions under its loan agreements as then in effect and availability of funds.

Under the indenture, COI is subject to restrictions in upstreaming funds to its parent COMFORCE. The Company does not currently have sufficient availability under the indenture to make a cash payment of semi-annual interest under the Convertible Notes. Management anticipates that the Company will need to be profitable in 2003 and the first quarter of 2004 in order to have adequate funds eligible for upstreaming to COMFORCE to pay cash interest that will first become due under the Convertible Notes on June 1, 2004. If the Company does not have adequate availability under the indenture to upstream funds to pay interest on the Convertible Notes, the Company expects to request the holder of the Convertible Notes, which is a partnership in which John Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest, to consider alternative arrangements. Such arrangements could include exchanging the Notes for preferred stock or extending payment-in-kind interest provisions.

The Convertible Notes are convertible into the Company’s common stock based on a price of $1.70 per share of common stock, provided that if such conversion would result in a change of control occurring under the terms of the indentures governing the PIK Debentures or the Senior Notes, the Convertible Note will be convertible into shares of non-voting participating preferred stock having a nominal liquidation preference (but no other preferences), which in turn will be convertible into common stock at the holder’s option at any time so long as the conversion would not result in a change of control. Notice of conversion must be given at least 61 days in advance.

As of December 29, 2002, approximately $60.2 million, or 37.0%, of the Company’s total assets were goodwill recorded in connection with the Company’s acquisitions. Effective at the beginning of fiscal 2002, the Company ceased recording amortization expense relating to goodwill amounting to approximately $4.2 million annually upon its required adoption of a new accounting standard (SFAS 142). The Company evaluated the recoverability of goodwill on its books under the new standards under SFAS 142 at its adoption in the first quarter of 2002, resulting in its write-off of $55.0 million of goodwill in that quarter, and again in the fourth quarter of 2002, resulting in an additional write-off of $19.0 million of goodwill in that quarter. See note 6 to the consolidated financial statements for a discussion of SFAS 142 and the Company’s methodology in determining these write-offs for impairment of goodwill.

If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the Whitehall Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements throughout 2003. Although the Company has made significant progress in improving its capital structure, most recently through the elimination of debt in connection with the transactions completed in February 2003, as described under “Recent Sales of Unregistered Securities” in Item 5, management has initiated discussions with financial institutions to explore additional strategies to further eliminate high interest rate debt.

The Company is currently undergoing an income tax audit by the Internal Revenue Service for the fiscal year 1999. The results under this audit are not yet known.

In April 2003, the Company discussed with the staff of the Securities and Exchange Commission a question previously raised by the staff in a comment letter to the Company relating to the gross versus net display of revenues from the Company’s licensed offices. The Commission staff did not agree with the position taken by the Company, but agreed to consider additional factual information which the Company believes supports this position. The Company believes that its position is appropriate and intends to seek to convince the Commission staff of the merits of the position. If, however, the Commission staff ultimately declines to accept the Company’s position, the Company believes that any additional changes recommended by the staff in connection with this item will reduce revenue for fiscal 2002 by less than 4% and will have no impact on the Company’s net loss for fiscal 2002.

Impact of Recently Issued Accounting Standards

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities. The Company is required to adopt SFAS 143, effective for calendar year 2003. The Company does not expect the adoption of SFAS 143 to have a material impact on its future consolidated operations or financial position, as the Company is now constituted.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 will be applied to exit or disposal activities beginning in fiscal 2003 and is not expected to have an effect on the Company.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by the FASB issued Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The disclosure requirements have been adopted as of the period ended December 29, 2002. The Company intends to continue to apply the intrinsic value method of accounting for stock-based employee compensation. The adoption of this pronouncement will not have any impact on the Company’s consolidated financial position or results of operations.

Seasonality

The Company’s quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers’ businesses. Demand for technical and engineering services, IT and telecom staffing services has historically been lower during the second half of the fourth quarter through the following first quarter, and, generally, shows gradual improvement until the second half of the fourth quarter.

Forward Looking Statements

Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to the following: a continuation of the current recessionary environment, particularly in the aircraft manufacturing, telecom, information technology and other sectors served by the Company (which may reflect cyclical conditions or, particularly in the case of telecom, fundamental changes in these industries), could further reduce demand for contingent personnel and further heighten the competition for customers, resulting in lower revenues and margins and affecting the Company’s ability to continue to meet the financial covenants under the Whitehall Credit Facility; the Company’s significant leverage may leave it with a diminished ability to obtain additional financing for working capital or other capital expenditures, for retiring higher interest rate debt or for otherwise improving the Company’s competitiveness and capital structure or expanding its operations; SFAS 142, which requires the Company to evaluate at least annually the recoverability of goodwill on its books, could cause the Company to write-off goodwill in future periods (in addition to the write-offs of $74.0 million in 2002), which could have a material adverse impact on the Company’s financial condition and results of operations; or, if COI fails to generate sufficient consolidated net income (after covering its cumulative deficit at December 29, 2002 of $564,000) or to have other funds available to upstream to COMFORCE under the restricted payments test of the Senior Notes indenture in order for it to pay cash interest on the Convertible Notes (which is required beginning on June 1, 2004) or to repay the Convertible Notes at their maturity on December 1, 2009, or on any earlier required repayment or repurchase date, then, unless COMFORCE obtains a loan or sells its capital stock or other securities to provide funds for this purpose, the Company will default under the indenture governing the Senior Notes and under the Whitehall Credit Facility.

Additional important factors that could cause the Company to be unable to realize its plans and objectives are described under “Risk Factors” in the Registration Statement on Form S-3 of the Company filed with the Securities and Exchange Commission on December 21, 2000 (Registration No. 333-52356). The disclosure under “Risk Factors” in the Registration Statement may be accessed through the Web site maintained by the Securities and Exchange Commission at “www.sec.gov.” In addition, the Company will provide, without charge, a copy of such “Risk Factors” disclosure to each stockholder of the Company who requests such information. Requests for copies should be directed to the attention of Linda Annicelli, Vice President, Administration at COMFORCE Corporation, 415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York 11797, telephone 516-437-3300.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Most of the Company’s borrowings are fixed rate obligations, including $87.0 million principal amount of Senior Notes bearing interest at a fixed rate of 12% per annum, $8.8 million principal amount of Convertible Notes bearing interest at a fixed rate of 8% per annum, and $12.0 million principal amount of PIK Debentures bearing interest at a fixed rate of 15% per annum. The estimated fair value of these debt obligations at December 29, 2002 was $45.7 million for the Senior Notes, $3.1 million for the Convertible Notes and $4.2 million for the PIK Debentures. Management of the Company does not believe that a 10% increase in interest rates would have a material impact to the fair value of these fixed rate obligations. Borrowings under the Whitehall Credit Facility aggregating $35.0 million at December 29, 2002 are at variable interest rates and interest expense will be impacted by changes in interest rates generally prevailing in the United States and internationally. Assuming an immediate 10% increase in the weighted average interest rate of 4.64%, the impact to the Company in annualized interest payable would be approximately $162,000. Accordingly, the Company has not entered into any swap agreements or other hedging transactions as a means of limiting exposure to interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Schedules as listed on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors

Set forth below is information concerning each director of the Company, including his or her business experience during at least the past five years, his or her positions with the Company, and certain directorships held by him or her. There are no family relationships among any of the directors, nor, except as hereinafter described, are there any arrangements or understandings between any director and another person pursuant to which he or she was selected as a director. Each director is to hold office until the next annual meeting of the stockholders or until his or her successor has been elected and qualified.

Name	Age	Current Position with the Company
John C. Fanning	71	Chairman of the Board, Chief Executive Officer and Director
Harry V. Maccarrone	55	Executive Vice President, Chief Financial Officer, Secretary and Director
Rosemary Maniscalco	62	Vice Chairman of the Board and Director
Kenneth J. Daley	65	Director
Daniel Raynor	43	Director
Gordon Robinett	67	Director

John C. Fanning has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since 1998. From 1997 to 1998 he was President of the Company’s Financial Outsourcing Services and Human Capital Management divisions. Mr. Fanning was the founder of Uniforce Services, Inc. (“Uniforce”) and served as its Chairman, Chief Executive Officer and President and as one of its directors from 1961, the year in which Uniforce’s first office was opened, until its acquisition by the Company in 1997. Mr. Fanning entered the employment field in 1954, when he founded the Fanning Personnel Agency, Inc., his interest in which he sold in 1967 to devote his efforts solely to Uniforce’s operations. He also founded and served as the first president of the Association of Personnel Agencies of New York.

Harry V. Maccarrone has served as Executive Vice President, Secretary and a Director of the Company since 1998 and as the Chief Financial Officer of the Company since 2000. Mr. Maccarrone, who joined Uniforce in 1988 as Assistant Vice President—Finance, served as Vice President—Finance of Uniforce from 1989 to 1997. From 1989 until 1997 he also served as Uniforce’s Treasurer and Chief Financial Officer.

Rosemary Maniscalco has served as the Vice Chairman of the Company since August 2001 and as a Director of the Company since June 2001. She has also served since 1999 as the president of Corporate ImageMakers, Inc., a consulting company that advises corporations on critical employment and timely workplace issues. Prior thereto, Ms. Maniscalco served with Uniforce from 1981 until its 1997 merger with the Company, including as a member of Uniforce’s board of directors (from 1984 to 1997) and as its president and chief operating officer (from 1992 to 1997). Following Uniforce’s merger with the Company, she served as the president of the Company’s Staff Augmentation division until joining Corporate ImageMakersTM in 1999.

Kenneth J. Daley has served as a Director of the Company since 1999. From 1957 until his retirement in 1998, Mr. Daley held various positions with Chase Manhattan Bank (“Chase”) and, prior to its acquisition by Chase, Chemical Banking Corporation, most recently as Division Executive responsible for middle market business in the Long Island region. He currently serves as a director of National Medical Health Card Systems Inc., a provider of prescription benefit management services, a consultant to Key Span Energy and Citicorp, a trustee of Briarcliff College and a trustee of the Long Island Catholic Charities.

Daniel Raynor has served as a Director of the Company since 1998. He is a managing partner of The Argentum Group, a private equity firm, a position he has held since 1987. Mr. Raynor also serves as a director of NuCO2, Inc., a public company, and several privately-held companies. He received a B.S. in economics from The Wharton School, University of Pennsylvania.

Gordon Robinett has served as a Director of the Company since 1998. He is currently a consultant to Command Security, a security services firm based in Poughkeepsie, New York. Mr. Robinett retired as the vice president—finance and treasurer of Uniforce in 1989, after more than 20 years of service.

Information Concerning Executive Officers

The following table sets forth certain information concerning each individual who currently serves as an executive officer or key employee of the Company, including such person’s business experience during at least the past five years and positions held with the Company. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the executive officers, nor are there any arrangements or understandings between any executive officer and another person pursuant to which he or she was selected as an officer except as may be hereinafter described.

Name	Age	Position
John C. Fanning	71	Chairman of the Board, Chief Executive Officer and Director
Harry V. Maccarrone	55	Executive Vice President, Chief Financial Officer, Secretary and Director
Robert F. Ende	44	Senior Vice President, Finance
Linda Annicelli	46	Vice President, Administration

John C. Fanning. See “Information Concerning Directors” in this Item 10 for additional information concerning Mr. Fanning’s business experience.

Harry V. Maccarrone. See “Information Concerning Directors” in this Item 10 for additional information concerning Mr. Maccarrone’s business experience.

Robert F. Ende has served as the Company’s Senior Vice President, Finance since April 2002, having previously served as the Company’s Vice President, Finance from 2000 to April 2002, as its Vice President of Financial Services from 1999 to 2000 and as its Vice President and Controller from the time of Uniforce’s merger with the Company in 1997 until 1999. Mr. Ende previously served as the Controller of Uniforce from 1994 to 1997. Prior to joining Uniforce, he held various financial executive positions in the service industry from 1983 to 1994. Mr. Ende was associated with Ernst & Young from 1980 to 1983 and is a certified public accountant.

Linda Annicelli has served as the Company’s Vice President, Administration since 1999, having previously served as the Company’s General Manager and Director of Corporate Services from 1998 to 1999 and as its General Manager from the time of Uniforce’s merger with the Company in 1997 until 1998. Prior thereto, Ms. Annicelli held various marketing and administrative positions with Uniforce, including as General Manager from 1992 to 1997 and as Director of Communications and Administration from 1989 to 1992.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, certain of its officers and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to persons who are officers or directors of the Company or holders of 10% of the Company’s common stock were complied with in fiscal 2002.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation and Arrangements

During fiscal 2002, all directors received fees of $10,000 ($2,500 per quarter). In addition to this cash compensation, during fiscal 2002 each director received options to purchase 10,000 shares of common stock under the Company’s Long-Term Stock Investment Plan at an exercise price of $1.10 per share. Each director is entitled to receive options to purchase 10,000 shares of the Company’s common stock upon his or her initial election to the Board and, annually thereafter, upon his or her reelection to the Board, at an exercise price equal to the market price on the date of grant. All of the options awarded to date are for terms of 10 years, subject to earlier termination following the conclusion of a director’s service as a director and under certain other circumstances as provided, in the case of options issued to date, under the Company’s Long-Term Stock Investment Plan, or, in the case of options to be issued in fiscal 2003 or thereafter, under the Company’s 2002 Stock Option Plan.

Executive Officer Compensation

The following table shows all compensation paid by the Company and its subsidiaries for the fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000 to (1) the person who has served as the chief executive officer of the Company throughout fiscal 2002 (John C. Fanning) and (2) the three other persons who served as executive officers of the Company during fiscal 2002 and whose income exceeded $100,000 (collectively, the “Named Executive Officers”).

Summary Compensation Table (1)

		Annual Compensation		Long Term Compensation
Name and Position	Year	Salary($)	Bonus($)	Securities Underlying Options/SAR’s (#)		All Other Compensation ($) (2)
John C. Fanning, Chairman and Chief Executive Officer	2002 2001 2000	389,877 389,877 129,034	— — 188,211	85,000 10,000 200,000	(3) (4) (5)	23,961 33,501 6,657

Harry V. Maccarrone, Executive Vice President, Chief Financial Officer and Secretary	2002 2001 2000	258,558 249,524 208,950	— — 25,000	85,000 10,000 120,000	(3) (4) (5)	8,483 17,440 5,134

Robert F. Ende, Senior Vice President, Finance	2002 2001 2000	170,077 163,760 141,539	— — 25,000	50,000 — 25,000	(6) (5)	7,296 8,610 —

Linda Annicelli, Vice President, Administration	2002 2001 2000	144,116 139,608 123,019	— — 25,000	15,000 — 10,000	(6) (5)	2,994 2,950 3,189

(1) Does not include perquisites and other personal benefits, securities or other property, if any, received by any such executive officer which did not exceed the lesser of $50,000 or 10% of such executive officer’s salary and bonus for the year indicated.

(2) Represents deferred compensation under deferred compensation arrangements.

(3) Represents options to purchase the Company’s common stock at an exercise price of $1.10 per share for 10,000 shares and $1.45 for 75,000 shares.

(4) Represents options to purchase the Company’s common stock at an exercise price of $1.50 per share.

(5) Represents options to purchase the Company’s common stock at an exercise price of $2.00 per share.

(6) Represents options to purchase the Company’s common stock at an exercise price of $1.45 per share.

Option Awards and Values

In 1993, the Company adopted with stockholder approval a Long-Term Stock Investment Plan (the “1993 Plan”) which authorized the grant of options to purchase up to 5,000,000 shares of the Company’s common stock to executives, key employees and agents of the Company and its subsidiaries. All executive officers and other officers, directors and employees, as well as independent agents and consultants, of the Company and its subsidiaries were eligible to participate in the 1993 Plan and to receive grants made before December 31, 2002. Effective as of December 31, 2002, the Company can no longer make option grants under the 1993 Plan.

In 2002, the Company adopted with stockholder approval the 2002 Stock Option Plan (the “2002 Plan”) which authorizes the grant of options to purchase up to 1,000,000 shares of the Company’s common stock to executives, key employees and agents of the Company and its subsidiaries. All executive officers and other officers, directors and employees, as well as independent agents and consultants, of the Company and its subsidiaries are eligible to participate in the 2002 Plan and to receive grants. No option grants were issued under the 2002 Plan in fiscal 2002.

The following table shows options awarded to the Named Executive Officers under the 1993 Plan in fiscal 2002 and the assumed appreciated value of such options. None of the Named Executive Officers received stock appreciation rights in fiscal 2002.

Option Grants in Fiscal Year 2002

	Number of Securities Underlying Option/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5% ($)	10% ($)
John C. Fanning	10,000	1.7%	1.10	6/13/2012	6,900	17,500
	75,000	12.6%	1.45	6/13/2012	25,500	105,000
Harry V. Maccarrone	10,000	1.7%	1.10	6/13/2012	6,900	17,500
	75,000	12.6%	1.45	6/13/2012	25,500	105,000
Robert Ende	50,000	8.4%	1.45	6/13/2012	17,000	70,000
Linda Annicelli	15,000	2.5%	1.45	6/13/2012	5,100	21,000

(1) The potential realizable value shown is calculated based upon appreciation of the Company’s common stock issuable under options, calculated over the full term of the options assuming 5% and 10% annual appreciation in the value of the common stock from the date of grant, net of the exercise price of the options.

The following table shows information concerning the aggregate number and values of options granted under the 1993 Plan that were held by the Named Executive Officers as of December 29, 2002. None of the Named Executive Officers holds stock appreciation rights and none of such persons exercised any options in fiscal 2002.

Aggregated Option Exercises in Last Fiscal Year

and FY-End Option Values (1)

Name	Shares Acquired or Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End ($) Exercisable/ Unexercisable
John C. Fanning	—	—	435,000/60,000	0/0	(2)
Harry V. Maccarrone	—	—	295,000/60,000	0/0	(2)
Robert Ende	—	—	51,667/33,333	0/0	(2)
Linda Annicelli	—	—	30,000/10,000	0/0	(2)

(1) This information is presented as of December 29, 2002.

(2) The exercise prices of these options are less than the closing market price of the Company’s common stock on December 29, 2002. See the notes to the “Summary Compensation Table” for a description of the terms of the options listed in this table.

Employment Agreements

Effective as of January 1, 1999, the Company entered into an employment agreement with John C. Fanning, Chairman and Chief Executive Officer of the Company. As amended, the agreement provides for a salary of $385,000 per year, subject to annual increases of the higher of 7% or the percentage increase in the Consumer Price Index, annual incentive compensation equal to 5% of the Company’s pre-tax operating income in excess of $2.5 million and less than $3.0 million and 3.5% of the Company’s pre-tax operating income in excess of $3.0 million, and participation in the Company’s benefit programs. As amended to date, the agreement continues until December 31, 2005 and provides for a non-accountable expense allowance of $20,000 annually. In 2001 and 2002, Mr. Fanning elected to receive cash payments of less than $5,000 in lieu of the Company’s payment of medical insurance premiums on his behalf. At Mr. Fanning’s request, the agreement was amended to (i) eliminate the salary increases that otherwise would have gone into effect in January 2002 and 2003 and (ii) ensure that he would realize no benefit from an increase in pre-tax operating income resulting from the elimination of goodwill amortization in accordance with the Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets.

The agreement is terminable by the Company only for “just cause,” and imposes customary non-competition and confidentiality restrictions. The agreement provides that, if it is terminated or not extended, other than for just cause, Mr. Fanning will be entitled to a severance payment equal to one year’s compensation (with the bonus calculated at the highest rate during the last three years) and reimbursement for health insurance costs for three years. Furthermore, the agreement provides that, if Mr. Fanning resigns within one year following a “change of control,” or if the agreement is terminated or not extended within three years following a change of control, other than for just cause, he will be entitled to receive three times the amount of the Company’s pension, deferred compensation and like contributions made by the Company on his behalf, if any, and his annual base salary and bonus (calculated at the highest rate during the last three years). In addition, in the event the agreement is terminated or not extended prior to a change of control or within three years after a change of control, other than for just cause, or if Mr. Fanning resigns within one year after a change of control, all unvested stock options shall immediately vest and remain exercisable throughout their original term. Mr. Fanning is also entitled to receive a payment equal to the excise taxes payable by him in respect of any of the termination payments described above plus a “gross up” payment based on projected federal, state and local income taxes payable by him due to his receipt of this additional compensation.

Effective as of January 1, 1999, the Company entered into an employment agreement with Harry V. Maccarrone, who then served as the Company’s Executive Vice President and Secretary of the Company. As amended to date, the agreement provides for a salary of $257,500 per year, subject to annual increases of the higher of 7% or the percentage increase in the Consumer Price Index, and participation in the Company’s benefit programs. His agreement is in other respects substantially the same as Mr. Fanning’s agreement.

Compensation Committee Interlocks and Insider Participation

Kenneth J. Daley and Gordon Robinett serve on the Company’s Compensation Committee. There are no interlocking relationships, as defined in the regulations of the Securities and Exchange Commission, involving any of these individuals.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares and percentage of common stock known to the Company (based upon representations made to it or public filings with the Securities and Exchange Commission) to be beneficially owned as of February 3, 2003 by (i) each person who beneficially owns more than 5% of the shares of common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless stated otherwise, each person so named exercises sole voting and investment power as to the shares of common stock so indicated. Unless otherwise indicated below, the business address for each person shown is 415 Crossways Park Drive, P.O. Box 9006, Woodbury, NY 11797. At April 9, 2003, there were 16,659,363 shares of common stock of the Company outstanding.

Name and Address of Beneficial Owner	Number (1)	Percentage (1)
Management:
John C. Fanning (2)(3)	5,522,379	32.2%
Harry V. Maccarrone, individually (4)	340,552	2.0%
Harry V. Maccarrone, as trustee of the John C. Fanning Irrevocable Trust (4)	5,028,179	30.2%
Rosemary Maniscalco (3)(5)	51,667	*
Daniel Raynor (6)	50,000	*
Gordon Robinett (7)	51,043	*
Kenneth J. Daley (8)	40,000	*
Robert Ende (9)	71,755	*
Linda Annicelli (10)	37,031	*
Directors and officers as a group (11)	6,164,427	34.8%

Other Significant Stockholders:
ARTRA GROUP Incorporated (12) 500 Central Avenue Northfield, Illinois 60093	1,525,500	9.2%
Alberta, Canada Alberta Treasury, Room 530 Terrace Building 9515 107th Street Edmonton, Alberta T5K 2C3	1,400,000	8.4%

*	Less than 1%

(1) For purposes of this table, shares are considered “beneficially owned” if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. A person is also considered to beneficially own shares that such person has the right to acquire within 60 days, and options exercisable within such period are referred to herein as “currently exercisable.”

(2) The shares beneficially owned by Mr. Fanning, the Chairman and Chief Executive Officer of the Company, are (i) 24,200 shares currently held of record by him, (ii) 3,606,564 shares owned by the John C. Fanning Irrevocable Trust, of which Mr. Fanning is the beneficiary, (iii) 1,421,615 shares held by a limited partnership of which the John C. Fanning Irrevocable Trust is the general partner, (iv) 200,000 shares issuable upon exercise of a currently exercisable option at an exercise price of $5.25 per share, (v) 200,000 shares issuable upon exercise of a currently exercisable option at an exercise price of $2.00 per share, (vi) 10,000 shares issuable to him upon the exercise of a currently exercisable option at an exercise price of $1.50 per share, (vii) 10,000 shares issuable to him upon the exercise of a currently exercisable option at an exercise price of $1.10 per share and (viii) 50,000 shares issuable to him upon the exercise of a currently exercisable option at an exercise price of $1.45 per share. Mr. Fanning disclaims beneficial ownership of shares owned by the limited partnership in excess of his proportionate interest in the limited partnership. Harry V. Maccarrone holds sole voting power with respect to the shares held by the limited partnership and the John C. Fanning Irrevocable Trust.

(3) Not included in the shares beneficially owned by either John C. Fanning or Rosemary Maniscalco are up to 15,580,303 shares of common stock issuable upon conversion of the Convertible Notes or Series 2003A Convertible Preferred Stock held by the Fanning CPD Assets, LP, a limited partnership in which John C. Fanning holds the principal economic interest. Ms. Maniscalco is the general partner of this limited partnership. Under their terms, neither the Convertible Notes nor the Series 2003A Preferred Stock can be converted into common stock if the conversion would result in the occurrence of a “change of control” under the indenture governing the Senior Notes. In such case, the Convertible Notes and the Series 2003A Preferred Stock are convertible into shares of non-voting participating preferred stock having a liquidation preference of $0.01 per share (but no other preferences) to be created by the Company. This participating preferred stock will in turn be convertible into common stock (on the same basis as if a direct conversion had been permitted) once the same restrictions are removed. As a result of Mr. Fanning’s current beneficial ownership position, a conversion into common stock is not permitted, nor is anticipated that it will be permitted prior to the repayment of the Senior Notes, which mature on December 1, 2007.

(4) The shares beneficially owned by Mr. Maccarrone, Executive Vice President, Chief Financial Officer and Secretary of the Company, are (i) 10,552 shares currently held of record by him, (ii) 30,000 shares issuable to him upon exercise of a currently exercisable option at an exercise price of $7.00 per share, (iii) 100,000 shares issuable upon exercise of a currently exercisable option at an exercise price of $5.25 per share, (iv) 130,000 shares issuable upon exercise of three currently exercisable options at an exercise price of $2.00 per share, (v) 10,000 shares issuable to him upon the exercise of a currently exercisable option at an exercise price of $1.50 per share, (vi) 10,000 shares issuable to him upon the exercise of a currently exercisable option at an exercise price of $1.10 per share, (vii) 50,000 shares issuable to him upon the exercise of a currently exercisable option at an exercise price of $1.45 per share, (viii) 3,606,564 shares owned by the John C. Fanning Irrevocable Trust, of which Mr. Maccarrone is the trustee, and (ix) 1,421,615 shares held by a limited partnership of which the John C. Fanning Irrevocable Trust is the general partner. Harry V. Maccarrone holds sole voting power with respect to the shares held by the limited partnership and the John C. Fanning Irrevocable Trust.

(5) The shares beneficially owned by Ms. Maniscalco, the Vice Chairman and a Director of the Company are (i) 15,000 shares currently held of record by her, (ii) 10,000 shares issuable to her upon the exercise of a currently exercisable option at an exercise price of $1.50 per share, (iii) 10,000 shares issuable to her upon the exercise of a currently exercisable option at an exercise price of $1.10 per share and (iv) 16,667 shares issuable to her upon the exercise of a currently exercisable option at an exercise price of $1.45 per share.

(6) The shares beneficially owned by Mr. Raynor, a Director of the Company, are (i) 10,000 shares issuable to him upon exercise of a currently exercisable option at an exercise price of $4.94 per share, (ii) 10,000 shares issuable to him upon exercise of a currently exercisable option at an exercise price of $3.13 per share, (iii) 10,000 shares issuable to him upon the exercise of a currently exercisable option at an exercise price of $1.75 per share, (iv) 10,000 shares issuable to him upon the exercise of a currently exercisable option at an exercise price of $1.50 per share, and (v) 10,000 shares issuable to him upon the exercise of a currently exercisable option at an exercise price of $1.10 per share.

(7) The shares beneficially owned by Mr. Robinett, a Director of the Company, are (i) 1,043 shares owned of record, (ii) 10,000 shares issuable to him upon exercise of a currently exercisable option at an exercise price of $4.94 per share, (iii) 10,000 shares issuable to him upon exercise of a currently exercisable option at an exercise price of $3.13 per share, (iv) 10,000 shares issuable to him upon the exercise of a currently exercisable option at an exercise price of $1.75 per share, (v) 10,000 shares issuable to him upon the exercise of a currently exercisable option at an exercise price of $1.50 per share, and (vi) 10,000 shares issuable to him upon the exercise of a currently exercisable option at an exercise price of $1.10 per share.

(8) The shares beneficially owned by Mr. Daley, a Director of the Company, are (i) 10,000 shares issuable to him upon exercise of a currently exercisable option at an exercise price of $3.13 per share, (ii) 10,000 shares issuable to him upon the exercise of a currently exercisable option at an exercise price of $1.75 per share, (iii) 10,000 shares issuable to him upon the exercise of a currently exercisable option at an exercise price of $1.50 per share, and (iv) 10,000 shares issuable to him upon the exercise of a currently exercisable option at an exercise price of $1.10 per share.

(9) The shares beneficially owned by Mr. Ende, Senior Vice President, Finance of the Company, are (i) 3,422 shares owned of record by him, (ii) 5,000 shares issuable to him upon exercise of a currently exercisable option at an exercise price of $10.00 per share, (iii) 30,000 shares issuable to him upon the exercise of currently exercisable options at an exercise price of $2.00 per share and (iv) 33,333 shares issuable to him upon the exercise of a currently exercisable option at an exercise price of $1.45 per share.

(10) The shares beneficially owned by Ms. Annicelli, the Vice President, Administration of the Company, are (i) 2,031 shares owned of record by her, (ii) 5,000 shares issuable to her upon exercise of a currently exercisable option at an exercise price of $10.00 per share, (iii) 20,000 shares issuable to her upon the exercise of currently exercisable options at an exercise price of $2.00 per share, and (iv) 10,000 shares issuable to her upon the exercise of a currently exercisable option at an exercise price of $1.45 per share.

(11) The shares shown to be beneficially owned by the directors and officers as a group include shares held of record by them or an affiliate and shares issuable upon the exercise of options.

(12) ARTRA Group Incorporated, a Delaware corporation, presently owns all of such shares of record directly or through a wholly-owned subsidiary, Fill-Mor Holding, Inc.

See “Equity Compensation Plan Information” under Item 5 for a table describing the options and warrants issued as part of the Company’s equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2001, the Company completed the exchange of $18.0 million principal amount of its PIK Debentures for Convertible Notes in the principal amount of $8.0 million, plus $1.0 million in cash. Fanning CPD Assets, LP, a limited partnership in which John C. Fanning, the Company’s Chairman and Chief Executive Officer, holds the principal economic interest (the “Fanning Partnership”), was the holder of the $18.0 million PIK Debentures that were exchanged for the Convertible Notes and cash. The Fanning Partnership purchased these PIK Debentures from unaffiliated third parties in arm’s length transactions in 2000. The Convertible Notes permit payment of semi-annual interest on an in-kind basis until December 1, 2003 through the issuance of additional Convertible Notes. In accordance with this provision, the Company issued additional Convertible Notes to the Fanning Partnership in the aggregate principal amount of $784,000 as in-kind interest payments on December 1, 2001, June 1, 2002 and December 1, 2002. Rosemary Maniscalco, the Vice Chairman of the Company, is the general partner of the Fanning Partnership. By virtue of this position, she is deemed to be the beneficial owner of the Convertible Notes. Prior to the 2001 exchange, Ms. Maniscalco on behalf of the Fanning Partnership, which was then the record holder of a majority in principal amount of the PIK Debentures, consented to the elimination of certain of the covenants in the indenture governing the PIK Debentures.

The Convertible Notes are convertible into the Company’s common stock based on a price of $1.70 per share of common stock, provided that if such conversion would result in a “change of control” occurring under the terms of the indenture governing the Senior Notes, the Convertible Notes will be convertible into shares of non-voting participating preferred stock having a nominal liquidation preference (but no other preferences), which in turn will be convertible into common stock at the holder’s option at any time so long as the conversion would not result in a change of control.

The purpose of this transaction was to improve the Company’s balance sheet through the exchange of higher interest rate debt (15% per annum) for lower interest rate debt (8% per annum) and elimination of $9.0 million of debt. No other holder of PIK Debentures accepted the Company’s offer of exchange and repurchase on these terms. The Company obtained the opinion of an independent investment banking firm that this transaction was fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction. The consideration paid to the Fanning Partnership for the principal amount of the PIK Debentures exchanged in this transaction approximated in value the consideration that the Fanning Partnership had previously been paid to the unrelated third party sellers of the PIK Debentures.

In February 2003, the Company issued 6,148 shares of its Series 2003A Preferred Stock having an aggregate face amount of $6.1 million and a fair market value of $4.3 million in exchange for $12.3 million aggregate amount of indebtedness (representing outstanding principal and accrued, unpaid interest through the date of the exchange) under the PIK Debentures. As a result of this exchange, the Company will recognize a gain on debt extinguishment of approximately $7.8 million, which includes the reduction of approximately $240,000 of deferred financing costs, in the first quarter of 2003. The Fanning Partnership was the holder of the $12.3 million PIK Debentures that were exchanged for the Series 2003A Preferred Stock. The Fanning Partnership purchased these PIK Debentures from an unaffiliated third party in arm’s length transactions in 2002. John Fanning, the Company’s Chairman and Chief Executive Officer, holds the principal economic interest in the Fanning Partnership. Rosemary Maniscalco, a director of the Company, is the general partner of the Fanning Partnership. By virtue of this position, she is deemed to be a beneficial owner of the shares of Series 2003A Preferred Stock issued.

The purpose of this transaction was to improve the Company’s balance sheet through the elimination of high interest rate debt (15% per annum) through the issuance of equity securities. The Company also extended an offer to the other holders of PIK Debentures to either exchange their PIK Debentures for Series 2003A Preferred Stock on the same basis as offered to the Fanning Partnership or, alternatively, to purchase the PIK Debentures held by them for cash at a substantial discount. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction. The consideration paid to the Fanning Partnership for the principal amount of the PIK Debentures exchanged in this transaction approximated in value the consideration that the Fanning Partnership had previously been paid to the unrelated third party sellers of the PIK Debentures.

Each share of Series 2003A Preferred Stock has a face amount of $1,000, bears annual cumulative dividends of $75 per share (7.5% per annum), payable if and when declared by the Company’s board of directors, and is convertible into common stock based upon a price of $1.05 per share for such common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate). Upon liquidation, the holders of the Series 2003A Preferred Stock will be entitled to a liquidation preference of $1,000 per share plus the amount of accumulated, unpaid dividends before any distributions shall be made to the holders of common stock or any other junior series or class of stock of the Company. Unless the holders of two-thirds of the shares of Series 2003A Preferred Stock outstanding shall have otherwise consented, no series or class of preferred stock having rights or preferences that are not junior to the Series 2003A Preferred Stock shall be issued by the Company.

In the event that the conversion of Series 2003A Preferred Stock into common stock of COMFORCE would result in either (i) the occurrence of a “change of control” as defined in the indenture governing COI’s Senior Notes, or (ii) require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the American Stock Exchange (or any other exchange or quotation system on which the Company’s shares are then listed), then the Series 2003A Preferred Stock held by such holder shall not be convertible into common stock, but rather shall be convertible into shares of non-voting participating preferred stock having a liquidation preference of $0.01 per share (but no other preferences) to be created by the Company. The participating preferred stock will in turn be convertible into the Company’s common stock (on the same basis as if the conversion to common stock from Series 2003A Preferred Stock had occurred directly) if the conversion will not result in a “change of control” as defined in the indenture governing COI’s Senior Notes or require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the American Stock Exchange (or any other exchange or quotation system on which the Company’s shares are then listed). At the request of the holders of a majority of the outstanding participating preferred stock, the Company will seek stockholder approval for its conversion into common stock.

Rosemary Maniscalco, through a company owned by her, provides consulting services to the Company at the rate of $1,000 per day, plus expenses. During fiscal 2002, the Company paid $92,000 for such consulting services.

See “Employment Agreements” in Item 11 for a description of the employment agreements entered into between the Company and each of John C. Fanning, the Chairman and Chief Executive Officer of the Company, and Harry V. Maccarrone, the Executive Vice President of the Company.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements

1. Financial Statements as listed on page F-1.

2. Financial Statement Schedules as listed on page F-1.

3. Exhibits as listed on page E-1.

(b)	Reports on Form 8-K.

The Company did not file any current reports on Form 8-K during the fourth quarter of fiscal 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORCE Corporation

By:	/s/ JOHN C. FANNING
John C. Fanning
Chairman and Chief Executive Officer

Date: April 9, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ JOHN C. FANNING John C. Fanning	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 9, 2003

/s/ HARRY V. MACCARRONE Harry V. Maccarrone	Executive Vice President and Director (Principal Financial and Accounting Officer)	April 9, 2003

/s/ ROSEMARY MANISCALCO Rosemary Maniscalco	Vice Chairman and Director	April 9, 2003

/s/ DANIEL RAYNOR Daniel Raynor	Director	April 9, 2003

/s/ GORDON ROBINETT Gordon Robinett	Director	April 9, 2003

/s/ KENNETH J. DALEY Kenneth J. Daley	Director	April 9, 2003

CERTIFICATIONS

I, John C. Fanning, Chairman and Chief Executive Officer of COMFORCE Corporation, hereby certify that:

1.	I have reviewed this annual report on Form 10-K of COMFORCE Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003

/s/ JOHN C. FANNING
John C. Fanning,
Chairman and Chief Executive Officer

I, Harry V. Maccarrone, Executive Vice President and Chief Financial Officer of COMFORCE Corporation, hereby certify that:

1.	I have reviewed this annual report on Form 10-K of COMFORCE Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003

/s/ HARRY V. MACCARRONE
Harry V. Maccarrone,
Executive Vice President and Chief Financial Officer

COMFORCE CORPORATION AND SUBSIDIARIES

Table of Contents

Page

Independent Auditors’ Report	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 29, 2002 and December 30, 2001	F-3

Consolidated Statements of Operations for the periods ended December 29, 2002, December 30, 2001 and December 31, 2000	F-4

Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Income (Loss) for the periods ended December 29, 2002, December 30, 2001 and December 31, 2000	F-5

Consolidated Statements of Cash Flows for the periods ended December 29, 2002, December 30, 2001 and December 31, 2000	F-6

Notes to Consolidated Financial Statements	F-8

Schedule

Schedule II—Valuation and Qualifying Accounts	F-30

Independent Auditors’ Report

Board of Directors and Stockholders

COMFORCE Corporation:

We have audited the accompanying consolidated balance sheets of COMFORCE Corporation and subsidiaries as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income (loss), and cash flows for each of the periods in the three-year period ended December 29, 2002. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for each of the periods in the three-year period ended December 29, 2002 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMFORCE Corporation and subsidiaries as of December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the periods in the three-year period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the periods in the three-year period ended December 29, 2002 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in note 6 to the consolidated financial statements, effective as of December 31, 2001, the Company changed the manner in which it accounts for goodwill and other intangible assets upon the adoption of the Financial Accounting Standards Board-issued Statement No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

     KPMG LLP

Melville, New York

March 14, 2003

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 29, 2002 and December 30, 2001

(in thousands, except share and per share amounts)

	December 29, 2002	December 30, 2001

Assets
Current assets:
Cash and cash equivalents	$6,378	4,067
Accounts receivable, less allowance of $548 and $829 in 2002 and 2001, respectively	45,244	44,091
Funding and service fees receivable, less allowance of $671 and $590 in 2002 and 2001, respectively	28,365	35,938
Prepaid expenses and other current assets	6,391	5,733
Deferred income taxes, net	1,858	1,122

Total current assets	88,236	90,951

Property and equipment, net	11,612	12,590
Intangible assets, net	198	—
Goodwill, net	60,242	134,283
Deferred financing costs, net	2,576	3,307

Total assets	$162,864	241,131

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$2,957	3,440
Accrued expenses	37,893	28,487

Total current liabilities	40,850	31,927

Long-term debt	142,779	154,720
Deferred income taxes, net	161	1,703
Other liabilities	315	244

Total liabilities	184,105	188,594

Commitments and contingencies

Stockholders’(deficit) equity:
Common stock, $.01 par value; 100,000,000 shares authorized, 16,659,360 and 16,659,173 shares issued and outstanding in 2002 and 2001, respectively	167	167
Additional paid-in capital	49,588	49,581
Accumulated other comprehensive loss	(47)	(309)
(Accumulated Deficit) retained earnings, since January 1, 1996 (note 1)	(70,949)	3,098

Total stockholders’ (deficit) equity	(21,241)	52,537

Total liabilities and stockholders’ (deficit) equity	$162,864	241,131

See accompanying notes to consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 29, 2002, December 30, 2001 and December 31, 2000

(in thousands, except per share amounts)

	December 29, 2002	December 30, 2001	December 31, 2000
Revenue:
Net sales of services	$381,501	445,888	492,864

Costs and expenses:
Cost of services	311,821	355,635	392,141
Selling, general and administrative expenses	54,096	65,388	66,806
Litigation settlement	—	—	1,056
Goodwill impairment	19,000	—	—
Depreciation and amortization	4,000	7,835	7,424

Total costs and expenses	388,917	428,858	467,427

Operating (loss) income	(7,416)	17,030	25,437

Other income (expense):
Interest expense	(16,007)	(19,990)	(23,266)
Gain on debt extinguishment	—	15,858	4,667
Write-off of deferred financing costs	—	—	(742)
Restricted covenant release	—	—	1,000
Other income, net	27	40	247

	(15,980)	(4,092)	(18,094)

(Loss) income before tax and cumulative effect of a change in accounting principle	(23,396)	12,938	7,343
(Benefit) provision for income taxes	(2,149)	6,898	4,956

(Loss) income before a cumulative effect of a change in accounting principle	(21,247)	6,040	2,387

Cumulative effect of a change in accounting principle—goodwill impairment, net of tax benefit of $2,200	(52,800)	—	—

Net (loss) income	$(74,047)	6,040	2,387

Basic (loss) income per common share:
(Loss) income before a cumulative effect of a change in accounting principle	$(1.28)	0.36	0.15
Cumulative effect of a change in accounting principle—goodwill impairment	(3.17)	—	—

Net (loss) income	$(4.45)	0.36	0.15

Diluted (loss) income per common share:
(Loss) income before a cumulative effect of a change in accounting principle	$(1.28)	0.34	0.14
Cumulative effect of a change in accounting principle—goodwill impairment	(3.17)	—	—

Net (loss) income	$(4.45)	0.34	0.14

Weighted average common shares outstanding, basic	16,659	16,659	16,471

Weighted average common shares outstanding, diluted	16,659	18,159	16,502

See accompanying notes to consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Income (Loss)

Years ended December 29, 2002, December 30, 2001 and December 31, 2000

(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Retained earnings (Accumulated Deficit)	Total stock- holders’ (deficit) equity
	Shares	Amount
Balance at December 31, 1999	16,395,549	$164	$48,328	$—	$(5,329)	$43,163

Exercise of stock options	35,000	1	39	—	—	40
Exercise of stock warrants	225,000	2	756	—	—	758
Issuance of common stock	3,478	—	—	—	—	—
Stock compensation expense	—	—	26	—	—	26
Net income	—	—	—	—	2,387	2,387

Balance at December 31, 2000	16,659,027	167	49,149	—	(2,942)	46,374

Comprehensive income (loss):
Net income	—	—	—	—	6,040	6,040
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	(309)	—	(309)

Total other comprehensive income						5,731
Issuance of common stock	146	—	—	—	—	—
Issuance of options in connection with litigation settlement	—	—	432	—	—	432

Balance at December 30, 2001	16,659,173	167	49,581	(309)	3,098	52,537

Comprehensive income (loss):
Net loss	—	—	—	—	(74,047)	(74,047)
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	262	—	262

Total other comprehensive loss						(73,785)
Issuance of common stock	187	—	—	—	—	—
Stock compensation expense	—	—	7	—	—	7

Balance at December 29, 2002	16,659,360	$167	$49,588	$(47)	$(70,949)	$(21,241)

See accompanying notes to consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 29, 2002, December 30, 2001 and December 31, 2000

(in thousands)

	December 29, 2002	December 30, 2001	December 31, 2000
Cash flows from operating activities:
Net income (loss)	$(74,047)	6,040	2,387
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization of property and equipment	3,934	3,542	3,008
Amortization of intangible and goodwill assets	66	4,293	4,416
Amortization of deferred financing costs	867	789	865
Write-off of deferred financing costs	—	—	742
Provision for bad debts	556	3,013	484
Cumulative effect of goodwill impairment	55,000	—	—
Goodwill impairment	19,000	—	—
Deferred income taxes	(2,278)	2,061	20
Issuance of notes in lieu of interest	2,279	2,768	4,166
Gain on sale of fixed assets	(156)	—	—
Gain on debt repurchases and exchange	—	(15,858)	(4,667)
Expense relating to issuance of stock options	—	—	457
Changes in assets and liabilities, net of the effects of acquisitions of businesses:
Accounts receivables	6,626	35,716	(37,689)
Prepaid expenses and other current assets	443	(1,652)	(274)
Income taxes receivable	(1,601)	(614)	(401)
Accounts payable and accrued expenses	8,883	(6,173)	15,022

Net cash provided by (used in) operating activities	19,572	33,925	(11,464)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(788)
Purchase of property and equipment	(2,812)	(3,680)	(3,496)
Payments of contingent consideration	(323)	(746)	(2,153)
Disposal of fixed assets	434	—	—
Increase in deferred costs and other assets	—	(274)	—

Net cash used in investing activities	(2,701)	(4,700)	(6,437)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit agreements	(14,220)	(17,269)	20,909
Proceeds from issuance of equity securities	—	—	798
Repayment of senior notes and PIK debentures	—	(11,336)	(5,080)
Debt financing costs	(136)	(399)	(1,397)
Cash consideration paid in exchange of convertible debt	—	(1,000)	—
Repayments under capital leases	(204)	(94)	(207)

Net cash (used in) provided by financing activities	(14,560)	(30,098)	15,023

Increase (decrease) in cash and cash equivalents	2,311	(873)	(2,878)

Cash and cash equivalents, beginning of year	4,067	4,940	7,818

Cash and cash equivalents, end of year	$6,378	4,067	4,940

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 29, 2002, December 30, 2001 and December 31, 2000

(in thousands)

	December 29, 2002	December 30, 2001	December 31, 2000
			(Continued)
Supplemental cash flow information:
Cash paid during the year for:
Interest	$12,851	15,257	18,495
Income taxes	438	5,550	5,468
Details of acquisition (note 3):
Fair value of assets acquired	—	—	917
Liabilities assumed	—	—	(87)

Cash paid	—	—	830
Less cash acquired	—	—	42

Net cash paid	$—	—	788

Supplemental schedule of significant noncash investing and financing activities:
Future guaranteed payment of contingent payment due from Gerri G acquisition	—	—	200
Capital lease obligations incurred for the purchase of new equipment	422	402	—
Issuance of 8% Subordinated Convertible Note in exchange for 15% PIK Debentures	—	8,000	—

See accompanying notes to consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

(1)	Basis of Presentation

COMFORCE Corporation (“COMFORCE” or the “Company”) is a leading provider of specialty staffing, consulting and outsourcing services primarily to Fortune 500 companies for their healthcare support, information technology, telecommunications and technical and engineering services. COMFORCE Operating, Inc. (“COI”), a wholly-owned subsidiary of COMFORCE, was formed for the purpose of facilitating certain financing transactions in November 1997. Unless the context otherwise requires, the term “Company” refers to COMFORCE, COI and all of their wholly-owned direct and indirect subsidiaries.

Effective January 1, 1996, the Company effected a quasi-reorganization through the application of $93,847,000 of its $95,993,000 additional paid-in capital account to eliminate its accumulated deficit. The Company’s Board decided to effect a quasi-reorganization given that the Company achieved profitability following its entry into the technical staffing business and discontinuation of its unprofitable jewelry business.

(2)	Summary of Significant Accounting Policies

Fiscal Year

Beginning with 2001, the Company’s fiscal year consists of the 52 or 53 weeks ending on the last Sunday in December. The Company’s most recently completed fiscal year ended on December 29, 2002. Prior to 2001, the Company’s fiscal years ended on December 31 in each year. Fiscal years 2002 and 2001 contain 52 weeks and the 2000 fiscal year contains 53 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of COMFORCE, COI and their subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company provides supplemental staff workers to its customers under arrangements that typically require the supervision of the customers’ management for a period of time. In these arrangements, the Company is responsible for the employees engaged to provide services. The Company pays the employees’ wages and is responsible for paying or withholding related payroll and income taxes. The Company bills its customers for these services at the end of the week with payment due upon receipt of the invoice. The customers are required to pay the Company a specified rate for each hour an employee works. Payment is customarily remitted to the Company within 40 days. Revenue under these arrangements is recognized upon the performance of service by the Company’s employee. There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligation once the services are rendered by the employee.

A portion of the Company’s revenue is attributable to license agreements. Under the terms of such license agreements, the Company is fully responsible for the payment of the employees. The Company submits all bills directly to the customers and they are required to remit their payments for services performed directly to the Company. The Company includes these revenues and related direct costs in its net sales of services and cost of services on a gross basis. The net distribution to the licensee is based on a percentage of gross profit generated and is included in operating expenses. The net distributions to the licensee included in operating expenses at December 29, 2002, December 30, 2001 and December 31, 2000 was approximately $2,835,000, $3,799,000 and $5,102,000, respectively.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

The Company provides back office support to unaffiliated independently owned staffing companies. These arrangements typically require the Company to process the payrolls and billings for these unaffiliated staffing companies through the use of the Company’s information technology system. In return, these unaffiliated staffing companies (the Company’s customers) pay the Company a fixed percentage of the weekly billings it processed for them. Payment of the Company’s fees is due upon the completion of the processing of weekly payrolls and billings. Revenue is recognized over the period the Company performs these services for the amount of the fixed fee the Company receives as stipulated in the applicable contract. There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligation once the services are rendered.

The Company also provides funding services to unaffiliated independently owned staffing companies. These arrangements typically require the Company to advance money to these unaffiliated staffing companies (the Company’s customers) in exchange for the receivables related to invoices remitted to their clients for services performed during the prior week. The advances are then paid down subsequent to the funding through the direct remittance of payments by their clients to the Company. The Company withholds from these advances an administrative fee and other charges as well as the amount of unpaid receivables that remain after a specified number of days. These administrative fees and other charges are recognized as revenue over the period that they are earned. There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligation once the services are rendered.

The Company adopted Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred effective as of the beginning of fiscal 2002. Accordingly, reimbursements received by the Company for out-of-pocket expenses are now characterized as revenue. Prior to adoption of EITF 01-14, the Company characterized such amounts as a reduction of cost of sales. In accordance with this reclassification, amounts previously reported for revenues and cost of sales have been increased by $8.5 million, $8.2 million and $12.5 million for fiscal years 2002, 2001 and 2000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less to be cash and cash equivalents. Cash equivalents consist primarily of money market funds.

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

In addition, in certain circumstances, the Company capitalizes its internal costs related to the development of its software for internal use. These costs are capitalized under the provisions of SOP 98-1 and amortized over the estimated life of the software.

If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition in accordance with the Financial Accounting Standards Board (“FASB”) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). If the sum of the expected undiscounted future cash flows is less than the carrying amount of the long-lived asset, an impairment loss is recognized. To date, no impairment losses have been recognized.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

Goodwill

During June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which prohibits the amortization of goodwill or identifiable intangible assets with an indefinite life, which the Company adopted on December 31, 2001. SFAS 142 also requires goodwill impairment reviews to be performed at least annually by applying fair-value-based test at the reporting unit level, which represent operations of the segments that the Company reports. The first step in this test is to compare each reporting unit’s estimated fair value to its carrying value. If the reporting unit’s estimated fair value is in excess of its carrying value, the test is complete and no impairment is recorded. However, if the reporting unit’s estimated fair value is less than its carrying value, additional procedures are performed to determine if any impairment of goodwill exists. The Company has recorded an impairment of $52.8 million net of tax, as a cumulative effect of a change in accounting principle during the first quarter of 2002 and also recorded a goodwill impairment charge of $19.0 million during the fourth quarter of 2002 (see note 6).

In connection with the goodwill impairment tests, the Company engaged an independent firm to assist management in the determination of the fair values of its reporting units. In its determination of the fair values, the firm engaged by the Company primarily utilized a discounted cash flow analysis as well as various other valuation approaches, including (a) recent values paid by investors and purchasers of companies in businesses similar to that of the Company, (b) capitalization multiples of companies with investment characteristics resembling those of the reporting units, (c) the enterprise value of the Company, and (d) asset and liability structure.

Significant assumptions used in this analysis include (i) expected future revenue growth rates, operating unit profit margins and working capital levels, (ii) a discount rate and (iii) a terminal value multiple. The revenue growth rates, working capital levels and operating unit profit margins are based on management’s expectation of future results.

Prior to adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over its useful life, which was estimated based on the facts and circumstances surrounding each individual acquisition, not to exceed 40 years.

Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The Company records a valuation allowance against deferred tax assets for which utilization of the asset is not likely.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates involved are the collectibility of receivables, the fair value of goodwill, the recoverability of long-lived assets, workers compensation as well as deferred tax assets and the assessment of litigation and contingencies. Actual results could differ from those estimates.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

Fair Values of Financial Instruments

Cash and cash equivalents, accounts receivable, funding and service fees receivable, accounts payable and accrued expenses are reflected in the financial statements at book value which is believed to represent fair value due to the short-term maturity of these financial instruments.

The Company’s fixed rate debt obligations are traded infrequently, and their fair market value may fluctuate significantly due to changes in the demand for securities of their type, the overall level of interest rates, conditions in the high yield capital markets, and perceptions as to the Company’s condition and prospects. After giving consideration to similar debt issues, indicated bid levels, and other market information, the Company believes that the approximate fair values of its outstanding debt instruments at December 29, 2002 were as follows: (i) $45.7 million for COI’s 12% Senior Notes due 2007 in the outstanding principal amount of $87.0 million, (ii) $4.2 million for COMFORCE’s 15% Senior Secured PIK Debentures due 2009 in the outstanding principal amount of $12.0 million, and (iii) $3.1 million for COMFORCE’s 8% Convertible Subordinated Note due December 2, 2009 in the outstanding principal amount of $8.8 million.

Deferred Financing Costs

Deferred financing costs consist of costs associated with the issuance of the Company’s long-term debt. Such costs are amortized on a straight-line basis over the life of each financing source, which ranges from 3 to 12 years, and unamortized costs are fully recognized upon discharge of any financing. Upon the repayment and termination in December 2000 of the Company’s prior revolving credit with other institutional lenders, $742,000 in unamortized financing costs related thereto were expensed (see note 10). In addition, $1.1 million and $200,000 were expensed in the 2001 and 2000 fiscal years, respectively, relating to the early extinguishment of debt (see note 10).

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) available for common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed assuming the conversion of stock options, warrants and contingent shares with a market value greater than the exercise price as well as the conversion of the Convertible Notes for common stock.

Foreign Currency

Assets and liabilities of the foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates during the year. As a result, the translation adjustments are accumulated in a separate component of stockholders’ (deficit) equity.

Reserves for Workers Compensation

Workers compensation benefits are provided primarily under a self-insured plan for employees of the Company. The Company records its estimate of the ultimate cost of, and reserves for, workers compensation based on actuarial computations using the Company’s loss history as well as industry statistics. Furthermore, in determining its reserves, the Company includes reserves for estimated claims incurred but not reported.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

The ultimate cost of workers compensation will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims. Accruals for workers compensation claims are included in accrued expenses in the consolidated balance sheets.

Stock Compensation Plans

During December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”) which provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB issued Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized for any employees, officers or directors. Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method in SFAS Statement 123, the Company’s net income (loss) and income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

	2002	2001	2000
	(in thousands, except per share amounts)
Net (loss) income as reported	$(74,047)	$6,040	$2,387
Pro forma (loss) income	(74,184)	5,807	2,115
Basic income (loss) per share as reported	(4.45)	0.36	0.15
Pro forma basic income (loss) per share	(4.45)	0.35	0.13
Diluted income (loss) per share as reported	(4.45)	0.34	0.14
Pro forma diluted income (loss) per share	(4.45)	0.33	0.13

The per share weighted-average fair value of each option granted during fiscal 2002, 2001 and 2000 was $0.19, $0.31 and $0.30, respectively, on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants: no dividend yield; expected volatility of 45.6% for each of fiscal 2002, 2001 and 2000; risk-free interest rate (ranging from 3.85% to 6.88%); and expected lives ranging from three to four years. Weighted-averages are used because of varying assumed exercise dates.

Impact of Recently Issued Accounting Standards

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities. The Company is required to adopt SFAS 143, effective for calendar year 2003. The Company does not expect the adoption of SFAS 143 to have a material impact on its future consolidated operations or financial position, as the Company is now constituted.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

146 will be applied to exit or disposal activities beginning in fiscal 2003 and is not expected to have an effect on the Company.

In December 2002, the FASB issued SFAS 148. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS 123. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 in both annual and interim financial statements. The disclosure requirements have been adopted as of the period ended December 29, 2002. The Company intends on continuing to apply the intrinsic value method of accounting for stock-based employee compensation. The adoption of this pronouncement will not have any impact on the Company’s consolidated financial position or results of operations.

Accounting for Extinguishment of Debt

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 rescinded Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 are now used to classify those gains and losses both on a prospective and retrospective basis. The provisions of SFAS 145 were adopted during the second fiscal quarter of 2002.

The adoption of SFAS 145 had no impact upon the Company’s consolidated balance sheet or net income in its consolidated statement of operations for any period, but required a reclassification of the gain on the extinguishment of debt, net of related income tax effect, for fiscal 2000 and 2001 and the quarterly periods during such years in which the Company repurchased its debt at a discount. For these periods, the gain, before any tax effect, has been recorded as other income and the income (loss) before tax and the provision for income taxes line items have been adjusted accordingly. The Company’s consolidated statements of operations for the years ended December 30, 2001 and December 31, 2000 have been reclassified as described, and the reclassifications for other periods will be reflected in future quarterly and annual reports of the Company in which statements for the relevant periods are required to be included.

(3) Reclassification

Certain reclassifications have been made to conform prior period amounts to the current period presentation. See note 2.

(4)	Acquisitions

In February 2000, the Company purchased all of the issued and outstanding stock of Gerri G. Inc. for $800,000 in cash paid at closing, plus $600,000 paid as contingent payments during fiscal 2001 and 2002 based upon operating results of this business. The acquisition was accounted for under the purchase method and, accordingly, the results of operations are included in the financial statements from the date of acquisition. Pro forma results have not been provided as their effect is not material to the financial statements of the Company.

During fiscal 2002, contingent payments in connection with acquisitions were approximately $323,000 in cash, which has been included in goodwill, net on the accompanying balance sheet. At December 29, 2002, all obligations for contingent payments in connection with all acquisitions have been satisfied.

(5)	Property and Equipment

Property and equipment as of December 29, 2002 and December 30, 2001 consisted of (in thousands):

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

	Estimated useful lives in years	2002	2001
Computer equipment and related software	3-7	$21,107	20,089
Furniture, fixtures and vehicles	3-7	2,815	2,546
Leasehold improvements	3-7	636	757

		24,558	23,392
Less accumulated depreciation and amortization		(12,946)	(10,802)

		$11,612	12,590

Depreciation and amortization expense was $3,934,000, $3,542,000 and $3,008,000 for the years ended December 29, 2002 and December 30, 2001 and December 31, 2000, respectively.

(6)	Goodwill

In July 2001, FASB issued Statement No. 141, Business Combinations (“SFAS 141”), Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 eliminates the requirement to amortize goodwill and intangible assets with indefinite useful lives. Instead, they will be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and to their estimated residual values, and reviewed for impairment in accordance with SFAS 144.

The Company evaluated the recoverability of goodwill on its books under the new standards under SFAS 142 at its adoption in the first quarter of 2002 and again in the fourth quarter of 2002. In both instances, the Company engaged an independent firm to assist management in its determination of the fair values of its reporting units. In its determination of the fair values, the firm engaged by the Company primarily utilized a discounted cash flow analysis as well as various other valuation approaches, including (a) recent values paid by investors and purchasers of companies in businesses similar to that of the Company, (b) capitalization multiples of companies with investment characteristics resembling those of the reporting units, (c) the enterprise value of the Company, and (d) asset and liability structure. In the first quarter of 2002, based on management’s assessment of the circumstances, considering the independent firm’s findings, the Company recognized an impairment loss of $55.0 million ($43.7 million for Staff Augmentation, $9.4 million for Financial Outsourcing Services and $1.9 million for Human Capital Management Services) as a cumulative effect of a change in accounting principle in the accompanying financial statements during the first quarter of 2002. In the fourth quarter of 2002, using this same methodology and again considering the independent firm’s findings, the Company recognized an additional impairment loss of $19.0 million as it relates to the staff augmentation segment due to the Company’s failure to meet previous growth expectations. These impairment losses relate primarily to the goodwill attributable to staffing companies acquired by the Company in 1996 and 1997, during which time staffing companies were customarily valued using higher multiples. The changes in the carrying amount of goodwill for the year ended December 29, 2002 is as follows (in thousands):

	Staff Augmentation	Human Capital Management	Financial Outsourcing	Total
Balance as of December 30, 2001	$113,783	$11,100	$9,400	$134,283
Goodwill acquired during year	223	—	—	223
Impairment losses	(62,700)	(1,900)	(9,400)	(74,000)
Amounts reclassified to intangible assets, net	(264)	—	—	(264)

Balance as of December 29, 2002	$51,042	$9,200	$—	$60,242

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

Goodwill amortization for the years ended December 30, 2001 and December 31, 2000 were $4.2 million and $4.3 million, respectively, and generated tax benefits of $263,000 and $313,000, respectively. The following table shows the results of operations for fiscal 2002, to which SFAS 142 was applicable, and for fiscal 2001 and 2000, as if SFAS 142 were applicable (in thousands, except per share amounts):

	Year ended
	December 29, 2002	December 30, 2001	December 31, 2000
Income (loss) before a cumulative effect of a change in accounting principle, as reported	$(21,247)	6,040	2,387
Plus:
Goodwill amortization, net of tax	—	3,935	3,977

Adjusted income (loss) before a cumulative effect of a change in accounting principle	$(21,247)	9,975	6,364

Basic income (loss) per common share:
Income (loss) before a cumulative effect of a change in accounting principle, as reported	$ (1.28)	0.36	0.15
Goodwill amortization, net of tax	—	0.24	0.24

Adjusted income (loss) before a cumulative effect of a change in accounting principle	$ (1.28)	0.60	0.39

Diluted income (loss) per common share:
Income (loss) before a cumulative effect of a change in accounting principle, as reported	$ (1.28)	0.34	0.14
Goodwill amortization, net of tax	—	0.22	0.24

Adjusted income (loss) before a cumulative effect of a change in accounting principle	$ (1.28)	0.56	0.38

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

(7)	Intangibles

The Company has adopted the provisions of SFAS 141 and SFAS 142 as of the beginning of fiscal year 2002. It has evaluated its existing intangible assets and goodwill that were acquired in prior purchase business combinations and has reclassified $264,000 net carrying value of goodwill to intangible assets in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. The Company has reassessed the useful lives and residual values of the intangible assets acquired, and has determined that no amortization period adjustments were necessary.

The intangible assets with definite useful lives are comprised of covenants not to compete (being amortized over periods ranging from 8 to 10 years) with a gross carrying amount of $558,000 and accumulated amortization of $360,000 as of December 29, 2002. The amortization expense for the year ended December 29, 2002 was $66,000. The estimated amortization expense for the following years is as follows (in thousands):

For year ended 12/28/03	$66
For year ended 12/26/04	51
For year ended 12/25/05	41
For year ended 12/31/06	20
For year ended 12/31/07	5

(8)	Accrued Expenses

Accrued expenses as of December 29, 2002 and December 30, 2001 consisted of (in thousands):

	2002	2001
Payroll and payroll taxes	$14,623	8,959
Outstanding payroll checks	7,764	7,837
Vacation/pension plan	2,291	1,982
Income taxes payable	4,704	973
Commissions	1,043	1,769
Interest	1,385	1,205
Other	6,083	5,762

	$37,893	28,487

(9)	Income Taxes

Total income tax (benefit) expense as of December 29, 2002, December 30, 2001 and December 31, 2000 was allocated as follows (in thousands):

	2002	2001	2000
Income from continuing operations	$(2,149)	6,898	4,956
Cumulative effect of a change in accounting principle	(2,200)	—	—

	$(4,349)	6,898	4,956

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

The (recovery of) provision for income taxes as of December 29, 2002, December 30, 2001 and December 31, 2000 consisted of (in thousands):

	2002	2001	2000
Current:
Federal	$(2,222)	3,385	3,491
State	152	1,452	1,445

Total current	(2,070)	4,837	4,936

Deferred:
Federal	395	1,574	145
State	(474)	487	(125)

Total deferred	(79)	2,061	20

Total tax expense	$(2,149)	6,898	4,956

Total income tax expense differed from the statutory federal income tax rate of 34% before income taxes as a result of the following items (in thousands):

	2002	2001	2000
Statutory federal tax rate at 34.0%	$(7,955)	4,399	2,497
State and local taxes, net of federal tax	(212)	1,280	871
Change in deferred tax rates and estimates used	(4)	(202)	11
Effect of non-deductible items—goodwill	5,643	1,196	1,195
Effect of non-deductible items—other	379	225	382

	$(2,149)	6,898	4,956

The components of deferred tax assets and deferred tax liabilities at December 29, 2002 and December 30, 2001 (in thousands) are as follows:

	2002	2001
Deferred tax assets:
Reserves and allowances	$738	697
Excess book amortization expense	3,076	—
Accrued liabilities and other	889	2,198
Tax benefit of state NOL carryforward	504	—

	5,207	2,895
Less valuation allowance	(165)	—

Total deferred tax assets	5,042	2,895

Deferred tax liability:
Goodwill	—	1,438
Excess depreciation	3,330	2,008
Other	15	30

Total deferred tax liabilities	3,345	3,476

Net deferred tax asset (liability)	$1,697	(581)

At December 29, 2002, the Company has available $504,000 of state tax benefits from state net operating losses which are required under various state laws to be carried forward to future years. These tax benefits are available to offset future state income tax and expire in the tax years indicated below (in thousands).

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

Year	Tax Benefit
2007	$ (6)
2009-2022	(498)

TOTAL	$(504)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies implemented. The net change in the valuation allowance for the year ended December 29, 2002 was an increase of $165,000. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances for net operating loss carryforwards for certain states where management believes these loss carryforwards will expire unused. Based on the Company’s ability to carry back future reversals of deferred tax assets to taxes paid in current and prior years and the Company’s historical taxable income record, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing at December 29, 2002. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company will generate net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

(10)	Debt

Notes payable and long-term debt at December 29, 2002 and December 30, 2001 consisted of (in thousands):

	2002	2001
12% Senior Notes, due 2007(a)	$87,000	87,000
15% Senior Secured PIK Debentures, due 2009(b)	11,995	10,379
8% Subordinated Convertible Notes due 2009(c)	8,784	8,121
Revolving line of credit, due August 31, 2004, with interest payable monthly at LIBOR plus 3.00% with a weighted average rate of 4.64% at December 29, 2002 and LIBOR plus 2.25% with a weighted average rate of 4.33% at December 30, 2001(d)	35,000	49,220

Total long-term debt	$142,779	154,720

(a)	The 12% Senior Notes due 2007 (the Senior Notes) are senior uncollateralized obligations of COI and rank equal in right of payment with all existing and future senior indebtedness of COI and senior in right of payment to all existing and future subordinated indebtedness of COI. The Senior Notes provide for the payment of interest semi-annually at the rate of 12% per annum and mature on December 1, 2007.

COI may redeem the Senior Notes, in whole or in part, at any time on or after December 1, 2002 at a redemption price of 106% for the 12 months commencing December 1, 2002, declining annually to 100% at any time on or after December 1, 2005, together with accrued and unpaid interest to the date of redemption.

During 2000, the Company repurchased $10.0 million face value of the Senior Notes for a purchase price of $5.1 million. The gain on debt extinguishment that was realized by these repurchases was $4.7 million, which includes the reduction of $200,000 of deferred financing costs associated with the repurchases. During 2001, the Company repurchased $13.0 million face value of the Senior Notes for a purchase price

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

of $8.9 million. The gain on debt extinguishment that was realized by these repurchases was $3.9 million, which includes the reduction of $369,000 of deferred financing costs associated with the repurchases.

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

(b)	The 15% Senior Secured PIK Debentures due 2009 (the “PIK Debentures”) constitute direct and unconditional senior obligations of the Company and are collateralized by a pledge by the Company of all of the issued and outstanding common stock of COI. The PIK Debentures are structurally subordinated to all indebtedness of the Company’s direct and indirect subsidiaries.

The PIK Debentures bear interest at the rate of 15% per annum and are payable semi-annually with a maturity date of December 1, 2009. Through December 1, 2002, interest was payable in cash or in additional PIK Debentures paid in kind (PIK) on each interest payment date, at the option of the Company. Throughout the term of the PIK Debentures, the Company has made all interest payments in kind through the issuance of additional PIK Debentures. During 2002, the Company issued approximately $1.6 million of additional PIK Debentures in lieu of interest. Interest accrued on the PIK Debentures after the last interest payment date (December 1, 2002) were deemed to be part of the outstanding amount of the PIK Debentures for purposes of the exchange and repurchase described below.

In February 2003, the Company issued $6.1 million face amount of its new Series 2003A Preferred Stock having a fair market value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures (including accrued interest) from a related party and repurchased additional PIK Debentures ($59,000 including interest) from unrelated parties for a cash payment of $21,000. As a result of this transaction, the Company will recognize a gain on debt extinguishment of approximately $7.8 million, which includes the reduction of $241,000 of deferred financing costs, in the first quarter of 2003. Virtually all of the PIK Debentures were retired in February 2003, and the Company intends to redeem or repurchase the remaining PIK Debentures having a face amount of less than $50,000 before the next interest payment date. Shares of the Series 2003A Preferred Stock were issued to the Fanning Partnership, a limited partnership in which John Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of the Fanning Partnership. By virtue of this position, she is deemed to be a beneficial owner of the shares of Series 2003A Preferred Stock issued. See also note 19.

Previously, in 2001, the Company completed (i) the repurchase of $5.2 million principal amount of PIK Debentures (with accrued, unpaid interest thereon of $340,000) for $2.5 million, the repurchase price of which was paid from lower interest rate borrowings under the Whitehall Credit Facility, and (ii) the exchange of $18.0 million principal amount of PIK Debentures (bearing interest at the rate of 15% per annum, with accrued, unpaid interest thereon of $860,000) for its new $8.0 million Convertible Subordinated Note due December 2, 2009 (bearing interest at the rate of 8% per annum), plus $1.0 million in cash. The gain on debt extinguishment that was realized by the repurchase and exchange described above was $12.0 million, which includes the reduction of $689,000 of deferred financing costs associated with the repurchases.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

(c)	The Company’s 8% Subordinated Convertible Notes due December 2, 2009 (the “Convertible Notes”) bear interest at the rate of 8% per annum, payable semi-annually on June 1 and December 1 in each year. Through December 1, 2003, interest on the Convertible Notes may, at the election of the Company, be paid-in-kind through its issuance of additional Convertible Notes. The Convertible Notes are convertible into the Company’s common stock based on a price of $1.70 per share of common stock. However, if such conversion would result in a change of control occurring under the terms of the indentures governing the PIK Debentures or the Senior Notes, the Convertible Notes will be convertible into shares of non-voting preferred stock having a nominal liquidation preference (but no other preferences), which in turn will be convertible into common stock at the holder’s option at any time so long as the conversion would not result in a change of control. Notice of conversion must be given at least 61 days in advance. During 2002, the Company issued approximately $663,000 of additional Convertible Notes in lieu of interest. COMFORCE’s ability to repay the Convertible Notes at their maturity on December 2, 2009 or on any earlier required repayment or repurchase date will also be dependent on the ability of COI to upstream funds under the restricted payments test described under note 18, unless COMFORCE separately obtains a loan or sells its capital stock or other securities to provide funds for this purpose. The Convertible Notes are held by the Fanning Partnership (see note 19).

(d)	In December 2000, the Company entered into a new revolving credit facility agented by Whitehall Business Credit Corporation, formerly IBJ Whitehall Business Credit Corporation (the “Whitehall Credit Facility”). The maximum borrowing availability under the Whitehall Credit Facility, which originally was $100.0 million, was increased to $110.0 in January 2001 when additional lending institutions requested to join the loan syndicate, and subsequently reduced to $95.0 million in December 2001 and then to $85.0 million in December 2002, in each case at the request of the Company. Permitted borrowings under the Whitehall Credit Facility are based upon a specified percentage of the Company’s eligible accounts receivable.

At December 29, 2002, the Company had outstanding borrowings of $35.0 million and remaining availability based upon eligible accounts receivable of $16.6 million. The Company has pledged substantially all of its assets as collateral for the Whitehall Credit Facility. The Company also had standby letters of credit outstanding at December 29, 2002 in the aggregate amount of $3.8 million. Borrowings under the Whitehall Credit Facility bear interest, at the Company’s option, at a rate based on a margin over either the base commercial lending rate of Whitehall or LIBOR. The terms of the agreement include a commitment fee of 0.3% based on unutilized amounts. The agreements evidencing the Whitehall Credit Facility contain various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. As of December 29, 2002, the Company was in compliance with such covenants.

In May 2002, the Company entered into Amendment No. 6 to the Whitehall Credit Facility to, among other things (i) waive the Company’s non-compliance with the fixed-charge coverage ratio for the period ended March 31, 2002, (ii) reduce the fixed-charge coverage ratio in future periods, and (iii) increase each level of the applicable rate and LIBOR margins by 0.25%. In addition, in December 2002, the Company entered into Amendment No. 7 to the Whitehall Credit Facility to (i) extend the maturity date of the facility from December 14, 2003 to August 31, 2004, (ii) authorize the exchange transactions with the Fanning Partnership described under note 19, (iii) reduce the maximum borrowing availability from $95.0 million to $85.0 million to eliminate borrowing availability the Company has not previously required, and (iv) further reduce the fixed-charge coverage ratio in future periods.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

Required principal payments of long-term debt are as follows (in thousands):

2004	$35,000
2007	87,000
Thereafter	20,779

Total	$142,779

(11)	Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price, as well with the conversion of the Convertible Notes for common stock to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted income (loss) per share computations (in thousands):

	2002	2001	2000
Basic (loss) income per common share:
(Loss) income before a cumulative effect of a change in accounting principle	$(21,247)	6,040	2,387
Weighted average common shares outstanding	16,659	16,659	16,471
Basic (loss) income per common share before a cumulative effect of a change in accounting principle	$(1.28)	0.36	0.15

Diluted (loss) income per common share:
(Loss) income before a cumulative effect of a change in accounting principle	$(21,247)	6,040	2,387
After tax equivalent of interest expense on 8% Convertible Notes	—	105	—

Income for purposes of computing diluted income before cumulative effect of a change in accounting principle per share	$(21,247)	6,145	2,387
Weighted average common shares outstanding	16,659	16,659	16,471
Dilutive stock options	—	182	31
Weighted average assumed conversion of 8% Subordinated Convertible Notes	—	1,318	—

Weighted average common shares outstanding for purposes of computing diluted income per share	16,659	18,159	16,502
Basic (loss) income per common share before a cumulative effect of a change in accounting principle	$(1.28)	0.34	0.14

In addition, 5,200,000 shares issuable under the Convertible Notes were excluded from the 2002 calculation as their effect would have been anti-dilutive. In February 2003, the Company completed the

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

exchange of the PIK Debentures for preferred stock as further discussed in note 19. As a result of this exchange, the number of dilutive shares could be significantly higher in fiscal 2003.

Options and warrants to purchase 4,192,000, 3,059,000 and 3,105,000 shares of common stock were outstanding for the years ended 2002, 2001 and 2000, respectively, but were not included in the computation of diluted income (loss) per share because their effect would be anti-dilutive.

(12)	Stock Options and Warrants

In 1993, the Company adopted with stockholder approval a Long-Term Stock Investment Plan (the “1993 Plan”) which, as amended, authorized the grant of options to purchase up to 5,000,000 shares of the Company’s common stock to executives, key employees and agents of the Company and its subsidiaries. All executive officers and other officers, directors and employees, as well as independent agents and consultants, of the Company and its subsidiaries were eligible to participate in the 1993 Plan and to receive grants made before December 31, 2002. Effective as of December 31, 2002, the Company can no longer make option grants under the 1993 Plan.

In 2002, the Company adopted with stockholder approval the 2002 Stock Option Plan (the “2002 Plan”) which authorizes the grant of options to purchase up to 1,000,000 shares of the Company’s common stock to executives, key employees and agents of the Company and its subsidiaries. All executive officers and other officers, directors and employees, as well as independent agents and consultants, of the Company and its subsidiaries are eligible to participate in the 2002 Plan and to receive grants. No options have been issued under the 2002 Plan.

All options under the 1993 Plan have been granted at a price equal to or greater than the fair market value of the Company’s common stock at the date of grant except for options issued as part of the settlement with former executives Austin A. Iodice and Anthony Giglio, as described in note 13. Generally, options are granted with a vesting period of up to 4 years and expire 10 years from the date of grant. A summary of stock option transactions for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 is as follows:

	2002		2001		2000
	Shares	Average weighted exercise price	Shares	Average weighted exercise price	Shares	Average weighted exercise price
Outstanding, beginning of year	3,464,968	$4.63	2,945,490	$5.55	2,761,825	$6.69
Granted	595,000	1.41	615,628	0.74	702,000	1.99
Exercised	—	—	—	—	(35,000)	1.13
Forfeited/expired	(37,120)	9.54	(96,150)	8.12	(483,335)	7.15

Options outstanding, end of year	4,022,848	4.11	3,464,968	4.63	2,945,490	5.55

Options exercisable, end of year	3,430,509	$4.55	3,194,540	$4.78	2,283,088	$6.09

Options available for grant, end of year	1,559,636		1,117,516		1,636,994

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

The following table summarizes information about stock options outstanding at December 29, 2002:

Range of exercise prices	Shares outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Shares exercisable	Weighted- average exercisable price
$0.6225 — $4.99	2,032,128	6.38	$ 1.45	1,439,789	$ 1.40
$5.00 — $7.99	1,841,500	3.42	6.51	1,841,500	6.51
$8.00 — $13.99	139,300	4.58	10.20	139,300	10.20
$14.00 —$17.99	1,920	3.84	15.16	1,920	15.16
$18.00 — $19.00	8,000	3.36	18.38	8,000	18.38

$0.6225 — $19.00	4,022,848	4.95	$ 4.11	3,430,509	$ 4.55

Warrants

At December 29, 2002 and December 30, 2001, the Company had outstanding warrants to purchase a total of 169,000 at price of $7.55 per share and 269,000 shares of common stock at prices ranging from $7.55 to $7.63 per share, respectively. These warrants expire at various dates through 2009.

(13)	Litigation

In January 1997, Austin A. Iodice, who served as the Company’s chief executive officer, president and vice chairman from 1993 to 1995 while the Company was engaged in the jewelry business, and Anthony Giglio, who performed the functions of the Company’s chief operating officer during this same period, filed separate suits against the Company in the Connecticut Superior Court alleging that the Company had breached the terms of management agreements entered into with them by failing to honor options awarded to them in 1993. The Company maintained that these options had expired in 1996, three months after the plaintiffs ceased to be employed by the Company, as provided in the Company’s Long-Term Stock Investment Plan. The plaintiffs maintained that they were agents and not employees of the Company and that, therefore, these options had not expired. On November 30, 2000, immediately prior to the scheduled jury trial, the parties reached settlement of these suits, the terms of which were entered with the court. Under the terms of settlement, the Company paid to the plaintiffs $325,000 on January 2, 2001 and $300,000 on May 1, 2001, and issued options to them on January 2, 2001 to purchase 555,628 shares of common stock in the aggregate at an exercise price of $0.6625 per share. The Company recorded a charge of approximately $1.1 million as a result of this litigation during fiscal year 2000. As of December 29, 2002, they remain outstanding and are included in the shares outstanding as described in note 12.

The Company is also a party to routine contract and employment-related litigation matters in the ordinary course of its business. No such pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company.

(14)	Savings Incentive and Profit Sharing Plan

The Company participates in a savings incentive and profit sharing plan (the “Plan”). All eligible employees may make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. No contributions were made by the Company in 2002, 2001 or 2000.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

Certain employees who work for governmental agencies are required to be covered under a separate defined contribution plan. During 2002, 2001 and 2000, the Company recorded approximately $1,769,000, $1,596,000 and $1,714,000, respectively, of expense related to these benefits.

(15)	Lease Commitments

The Company leases certain office space and equipment. Rent expense for all operating leases in 2002, 2001 and 2000 approximated $3,758,000, $3,719,000 and $3,406,000, respectively.

As of December 29, 2002, future minimum rent payments due under the terms of noncancelable operating leases excluding any amount that will be paid for operating costs are (in thousands):

2003	$3,184
2004	2,418
2005	1,814
2006	1,343
2007	1,177
Thereafter	2,645

$12,581

(16)	Concentration of Credit Risk

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

At December 29, 2002, the Company had one customer with accounts receivable balances that aggregated 7.4% of the Company’s total accounts receivable. At December 30, 2001, the Company had one customer with accounts receivable balances that aggregated 5.7% of the Company’s total accounts receivable. Percentages of total revenues from significant customers were less than 10% for the years ended December 29, 2002 and December 31, 2000. The largest four customers of the Company accounted for approximately 22.4% of the Company’s revenues during fiscal 2002, and one customer accounted for 11.6% of the Company’s revenues during fiscal 2001.

(17)	Industry Segment Information

COMFORCE has determined that its reportable segments can be distinguished principally by the types of services offered to the Company’s clients.

The Company reports its results through three operating segments—Staff Augmentation, Human Capital Management Services and Financial Outsourcing Services. The Staff Augmentation segment provides information technology (IT), telecom, healthcare support, and technical and engineering services. The Human Capital Management Services segment provides contingent workforce management services. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” COMFORCE evaluates the performance of its segments and allocates resources to

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses. Assets of the operating segments reflect primarily net accounts receivable and goodwill associated with segment activities; all other assets are included as corporate assets. The Company does not account for expenditures for long-lived assets on a segment basis.

The table below presents information on the revenues and operating contribution for each segment for the three years ended December 29, 2002, and items which reconcile segment operating contribution to COMFORCE’s reported pre-tax income (loss) before cumulative effect of a change in accounting principle (in thousands):

	December 29, 2002	December 30, 2001	December 31, 2000
Net sales of services:
Staff Augmentation	$206,064	305,237	345,811
Human Capital Management Services	166,502	128,715	134,993
Financial Outsourcing Services	8,935	11,936	12,060

	$381,501	445,888	492,864

Operating contribution:
Staff Augmentation(1)	$(639)	31,237	36,791
Human Capital Management Services	5,959	2,622	4,724
Financial Outsourcing Services	5,730	6,437	9,249

	11,050	40,296	50,764

Consolidated expenses:
Interest, net	15,980	19,950	23,019
Restricted covenant release	—	—	(1,000)
Write-off of deferred financing costs	—	—	742
Gain on debt extinguishment	—	(15,858)	(4,667)
Depreciation and amortization	4,000	7,835	7,424
Corporate general and administrative expenses	14,466	15,431	16,847
Litigation Settlement	—	—	1,056

	34,446	27,358	43,421

Income (loss) before income tax and cumulative effect of a change in accounting principle	$(23,396)	12,938	7,343

Total assets:
Staff Augmentation	$73,382	143,009	168,433
Human Capital Management Services	32,104	25,965	29,235
Financial Outsourcing Services	28,365	45,338	59,054
Corporate	29,013	26,819	26,692

	$162,864	241,131	283,414

(1)	The Company recorded a goodwill impairment charge of $19.0 million during the fourth quarter of 2002 as a charge against operating income in accordance with the provisions of SFAS 142 (see note 6).

(18) Parent Financial Information

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI. Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE. The

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than (1) to upstream $2.0 million annually to pay public company expenses, (2) to upstream up to $10.0 million to pay income tax related to deemed forgiveness of PIK Debentures to facilitate the purchase or exchange by COMFORCE of PIK Debentures at less than par, (3) under certain circumstances in connection with a disposition of assets, to upstream proceeds therefrom to repay the PIK Debentures, and (4) to upstream funds to the extent COI meets the restricted payments test under the indenture, the most significant component of which is based upon a percentage of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision. Management believes that $2.0 million annually (if COI has funds available for this purpose) will be sufficient to pay COMFORCE’s annual public company expenses for the foreseeable future. Principally as a result of losses incurred by COI in fiscal 2002 and prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture. It is anticipated that COI must generate net income of approximately $564,000 before it will be able to upstream funds to COMFORCE under the restrictive payments test of the indenture.

Through December 1, 2002, interest under the PIK Debentures was payable, at the option of COMFORCE, in cash or in kind through the issuance of additional PIK Debentures. In addition, through December 1, 2003, interest on the Convertible Notes is payable, at the option of COMFORCE, in cash or in kind through the issuance of additional Convertible Notes. To date, COMFORCE has paid all interest under the PIK Debentures and Convertible Notes in kind. Virtually all of the PIK Debentures were retired in February 2003, and the Company intends to redeem or repurchase the remaining PIK Debentures having a face amount of less than $50,000 before the next interest payment date. Beginning with the interest payment due June 1, 2004, COMFORCE will be required to pay interest on the Convertible Notes in cash. Its ability to do so is expected to be dependent on its availability of funds for this purpose, whether through borrowings by COI under the Whitehall Credit Facility funds from COI’s operations or otherwise, and on COI’s ability to upstream funds in accordance with the restricted payments test under the indenture for the Senior Notes. COMFORCE’s ability to repay Convertible Notes at their maturity on December 2, 2009, or on any earlier required repayment or repurchase dates, will also be dependent on any restrictions under its loan agreements as then in effect and availability of funds.

Under the indenture, COI is subject to restrictions in upstreaming funds to its parent COMFORCE. The Company does not currently have sufficient availability under the indenture to make a cash payment of semi-annual interest under the Convertible Notes. Management anticipates that the Company will need to be profitable in 2003 and the first quarter of 2004 in order to have adequate funds eligible for upstreaming to COMFORCE to pay cash interest that will first become due under the Convertible Notes on June 1, 2004. If the Company does not have adequate availability under the indenture to upstream funds to pay interest on the Convertible Notes, the Company expects to request the holder of the Convertible Notes, which is a partnership in which John Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest, to consider alternative arrangements. Such arrangements could include exchanging the Notes for preferred stock or extending payment-in-kind interest provisions.

(19)	Related Party Transactions

In September 2001, the Company completed the exchange of $18.0 million principal amount of its PIK Debentures for Convertible Notes in the principal amount of $8.0 million, plus $1.0 million in cash. Fanning CPD Assets, LP, a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest (the “Fanning Partnership”), was the holder of the $18.0 million PIK Debentures that were exchanged for the Convertible Notes and cash. The Fanning Partnership purchased these PIK Debentures from unaffiliated third parties in arm’s length transactions in 2000. The Convertible Notes permit payment of semi-annual interest on an in-kind basis until December 1, 2003 through the issuance of additional Convertible Notes. In accordance with this provision, the

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

Company issued additional Convertible Notes to the Fanning Partnership in the aggregate principal amount of $784,000 as in-kind interest payments on December 1, 2001, June 1, 2002 and December 1, 2002. Rosemary Maniscalco, the Vice Chairman of the Company, is the general partner of the Fanning Partnership. By virtue of this position, she is deemed to be the beneficial owner of the Convertible Notes. Prior to the 2001 exchange, Ms. Maniscalco on behalf of the Fanning Partnership, which was then the record holder of a majority in principal amount of the PIK Debentures, consented to the elimination of certain of the covenants in the indenture governing the PIK Debentures.

The Convertible Notes are convertible into the Company’s common stock based on a price of $1.70 per share of common stock, provided that if such conversion would result in a “change of control” occurring under the terms of the indenture governing the Senior Notes, the Convertible Notes will be convertible into shares of non-voting participating preferred stock having a nominal liquidation preference (but no other preferences), which in turn will be convertible into common stock at the holder’s option at any time so long as the conversion would not result in a change of control.

The purpose of this transaction was to improve the Company’s balance sheet through the exchange of higher interest rate debt (15% per annum) for lower interest rate debt (8% per annum) and elimination of $9.0 million of debt. No other holder of PIK Debentures accepted the Company’s offer of exchange and repurchase on these terms. The Company obtained the opinion of an independent investment banking firm that this transaction was fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction. The consideration paid to the Fanning Partnership for the principal amount of the PIK Debentures exchanged in this transaction approximated in value the consideration that the Fanning Partnership had previously been paid to the unrelated third party sellers of the PIK Debentures.

In February 2003, the Company issued 6,148 shares of its Series 2003A Preferred Stock having an aggregate face amount of $6.1 million and a fair market value of $4.3 million in exchange for $12.3 million aggregate amount of indebtedness (representing outstanding principal and accrued, unpaid interest through the date of the exchange) under the PIK Debentures. As a result of this exchange, the Company will recognize a gain on debt extinguishment of approximately $7.8 million, which includes the reduction of approximately $240,000 of deferred financing costs, in the first quarter of 2003. The Fanning Partnership was the holder of the $12.3 million PIK Debentures that were exchanged for the Series 2003A Preferred Stock. The Fanning Partnership purchased these PIK Debentures from an unaffiliated third party in arm’s length transactions in 2002. John Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest in the Fanning Partnership. Rosemary Maniscalco, a director of the Company, is the general partner of the Fanning Partnership. By virtue of this position, she is deemed to be a beneficial owner of the shares of Series 2003A Preferred Stock issued.

The purpose of this transaction was to improve the Company’s balance sheet through the elimination of high interest rate debt (15% per annum) through the issuance of equity securities. The Company also extended an offer to the other holders of PIK Debentures to either exchange their PIK Debentures for Series 2003A Preferred Stock on the same basis as offered to the Fanning Partnership or, alternatively, to purchase the PIK Debentures held by them for cash at a substantial discount. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction. The consideration paid to the Fanning Partnership for the principal amount of the PIK Debentures exchanged in this transaction approximated in value the consideration that the Fanning Partnership had previously been paid to the unrelated third party sellers of the PIK Debentures.

Each share of Series 2003A Preferred Stock has a face amount of $1,000, bears annual cumulative dividends of $75 per share (7.5% per annum), payable if and when declared by the Company’s board of directors, and is convertible into common stock based upon a price of $1.05 per share for such common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate). Upon liquidation, the holders of the Series 2003A Preferred Stock will be entitled to a liquidation preference of $1,000 per share plus the amount of accumulated, unpaid dividends before any distributions shall be made to the holders of common stock or any other junior series or class of stock of the Company. Unless the holders of two-thirds of the shares of Series 2003A Preferred Stock outstanding shall have otherwise consented, no series or class of preferred stock having

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

rights or preferences that are not junior to the Series 2003A Preferred Stock shall be issued by the Company.

In the event that the conversion of Series 2003A Preferred Stock into common stock of COMFORCE would result in either (i) the occurrence of a “change of control” as defined in the indenture governing COI’s Senior Notes, or (ii) require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the American Stock Exchange (or any other exchange or quotation system on which the Company’s shares are then listed), then the Series 2003A Preferred Stock held by such holder shall not be convertible into common stock, but rather shall be convertible into shares of non-voting participating preferred stock having a liquidation preference of $0.01 per share (but no other preferences) to be created by the Company. The participating preferred stock will in turn be convertible into the Company’s common stock (on the same basis as if the conversion to common stock from Series 2003A Preferred Stock had occurred directly) if the conversion will not result in a “change of control” as defined in the indenture governing COI’s Senior Notes or require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the American Stock Exchange (or any other exchange or quotation system on which the Company’s shares are then listed). At the request of the holders of a majority of the outstanding participating preferred stock, the Company will seek stockholder approval for its conversion into common stock.

Rosemary Maniscalco, through a company owned by her, provides consulting services to the Company at the rate of $1,000 per day, plus expenses. During fiscal 2002, the Company paid $92,000 for such consulting services.

(20)	Selected Quarterly Financial Data (unaudited)

(in thousands, except per share data and footnotes)

2002	Quarter				Year Ended December 29
	First	Second	Third	Fourth
Net sales of services(1)	$95,918	$96,662	$97,906	$91,015	$381,501
Gross profit	17,151	18,032	17,545	16,952	69,680
Loss before cumulative effect of a change in accounting principle(2)	(988)	(938)	(794)	(18,527)	(21,247)
Net loss(3)	$(53,788)	$(938)	$(794)	$(18,527)	$(74,047)

Loss per share before cumulative effect of a change in accounting principle
Basic	(0.06)	(0.06)	(0.05)	(1.11)	(1.28)
Diluted	(0.06)	(0.06)	(0.05)	(1.11)	(1.28)

2001	Quarter				Year Ended December 30
	First	Second	Third	Fourth
Net sales of services(1)	$125,587	$114,294	$109,389	$96,618	$445,888
Gross profit	26,472	23,970	21,171	18,640	90,253
Net income (loss)(4)	$4,019	$(401)	$4,428	$(2,006)	$6,040

Income (loss) per share
Basic	0.24	(0.02)	0.27	(0.12)	0.36
Diluted	0.24	(0.02)	0.26	(0.12)	0.34

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002, December 30, 2001 and December 31, 2000

(1) The Company adopted Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred (“EITF 01-14”), effective as of December 31, 2001. Accordingly, reimbursements received by the Company for out-of-pocket expenses are now characterized as revenue. Prior to the adoption of EITF 01-14, the Company characterized such amounts as a reduction of cost of sales. The selected quarterly financial data for 2002 and 2001 have been reclassified in accordance with EITF 01-14. Amounts previously reported for revenues and cost of sales have been increased by $8.5 million and $8.2 million for fiscal years 2002 and 2001, respectively. For the first, second, third and fourth quarters of fiscal 2002, amounts previously reported for revenues and cost of sales have been increased by $2.1 million, $2.3 million, $2.3 million and $1.8 million, respectively. For the first, second, third and fourth quarters of fiscal 2001, amounts previously reported for revenues and cost of sales have been increased by $2.2 million, $2.1 million, $1.9 million and $2.0 million, respectively.

(2) The Company recorded a goodwill impairment charge of $19.0 million ($18.0 million net of tax) during the fourth quarter of 2002 as a charge against operating income in accordance with the provisions of SFAS 142 (see note 6).

(3) The Company recorded a goodwill impairment charge of $52.8 million net of tax as a cumulative effect of a change in accounting principle during the first quarter of 2002 in accordance with the provisions of SFAS 142. See note 6.

(4) Includes $15.9 million or $9.3 million net of tax ($0.56 per basic and $0.51 per diluted share) for the year ended December 30, 2001; $6.6 million or $3.9 million net of tax ($0.23 per basic and diluted share) during the quarter ended April 1, 2001; and $9.3 million or $5.4 million net of tax ($0.32 per basic and $0.31 per diluted share) during the quarter ended September 30, 2001 relating to the gain on debt extinguishment.

Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the year.

(21)	Subsequent Events

In February 2003, the Company issued $6.1 million face amount of its new Series 2003A Preferred Stock having a fair market value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures (including accrued interest) from a related party and repurchased additional PIK Debentures ($59,000 including interest) from unrelated parties for a cash payment of $21,000. Shares of the Series 2003A Preferred Stock were issued to a limited partnership in which John Fanning, the Company’s chairman and chief executive officer holds the principal economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of this limited partnership (see note 19).

In the first quarter of 2003, the Company received a $1.6 million insurance recovery related to uncollectible funding and service fees receivable that were written-off in the fourth quarter of 2001.

Schedule

COMFORCE CORPORATION AND SUBSIDIARIES

Schedule II Valuation and Qualifying Accounts

Years ended December 29, 2002, December 30, 2001 and December 31, 2000

(in thousands)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
For the year ended December 29, 2002:
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,419	556	—	(756)	1,219

For the year ended December 30, 2001:
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,025	3,013	—	(2,619)	1,419

For the year ended December 31, 2000:
Deducted from assets to which they apply:
Allowance for doubtful accounts	$868	484	—	(327)	1,025

EXHIBIT INDEX

Unless otherwise indicated, for documents incorporated herein by reference to exhibits included in SEC filings of COMFORCE Corporation, the registration number for COMFORCE Corporation is 001-06801.

2.1

Agreement and Plan of Merger, dated as of August 13, 1997, by and among COMFORCE Corporation, COMFORCE Columbus, Inc. and Uniforce Services, Inc. (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated August 20, 1997 and incorporated herein by reference).

2.2

Stockholders Agreement, dated as of August 13, 1997, by and among COMFORCE Corporation, COMFORCE Columbus, Inc., John Fanning and Fanning Limited Partnership, L.P. (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated August 20, 1997 and incorporated herein by reference).

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

3.2

Certificate of Ownership (Merger) of COMFORCE Corporation into Lori Corporation (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

3.3

Certificate of Amendment of Certificate of Incorporation of COMFORCE Corporation filed with the Secretary of State of Delaware on October 28, 1996 (included as an exhibit to COMFORCE Corporation’s Registration Statement on Form S-8 of COMFORCE Operating, Inc. filed with the Commission on March 13, 2000 (Registration No. 333-56962) and incorporated herein by reference).

3.4

Certificate of Ownership (Merger) of AZATAR into COMFORCE Corporation (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated November 8, 1996 and incorporated herein by reference).

3.5	*

Certificate of Designation and Determination of Rights and Preferences of Series 2003A Convertible Preferred Stock of COMFORCE Corporation filed with the Secretary of State of Delaware on January 17, 2003.

3.6

Bylaws of COMFORCE Corporation, as amended and restated effective as of February 26, 1997 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

4.1

Indenture dated as of November 26, 1997 with respect to 12% Senior Notes due 2007 between COMFORCE Operating, Inc., as issuer, and Wilmington Trust Company, as trustee (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 9, 1997 and incorporated herein by reference).

4.2		Indenture dated as of November 26, 1997 with respect to 15% Senior Secured PIK Debentures due 2009 between COMFORCE Corporation, as issuer, and The Bank of New York, as trustee (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 9, 1997 and incorporated herein by reference).

4.3

First Supplemental Indenture dated as of November 29, 2000 between COMFORCE Corporation and The Bank of New York, as trustee, to Indenture dated as of November 26, 1997 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 19, 2000 and incorporated herein by reference).

4.4

First Supplemental Indenture dated as of November 29, 2000 between COMFORCE Corporation and Wilmington Trust Company, as trustee, to Indenture dated as of November 26, 1997 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 19, 2000 and incorporated herein by reference).

4.5

Second Supplemental Indenture dated as of December 4, 2000 between COMFORCE Corporation and The Bank of New York, as trustee, to Indenture dated as of November 26, 1997 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 19, 2000 and incorporated herein by reference).

4.6

Second Supplemental Indenture dated as of December 4, 2000 between COMFORCE Corporation and Wilmington Trust Company, as trustee, to Indenture dated as of November 26, 1997 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 19, 2000 and incorporated herein by reference).

4.7

8% Subordinated Convertible Note due December 2, 2009 of COMFORCE Corporation (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

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

10.5

Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.6

Amendment to Employment Agreement dated as of March 28, 2000 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.7

Second Amendment to Employment Agreement dated as of January 23, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendment dated as of March 28, 2000 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.8

Third Amendment to Employment Agreement dated as of September 27, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendments dated as of March 28, 2000 and January 23, 2001 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 30, 2001 and incorporated herein by reference).

10.9

Fourth Amendment to Employment Agreement dated as of July 1, 2002 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendments dated as of March 28, 2000, January 23, 2001 and September 27, 2001 (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.10	*

Fifth Amendment to Employment Agreement dated as of January 1, 2003 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendments dated as of March 28, 2000, January 23, 2001, September 27, 2001 and July 1, 2002.

10.11

Employment Agreement dated as of January 1, 1999 among COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.12

Amendment to Employment Agreement dated as of January 23, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.13

Second Amendment to Employment Agreement dated as of September 27, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone, as previously amended by Amendment dated as of January 23, 2001 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 30, 2001 and incorporated herein by reference).

10.14

Third Amendment to Employment Agreement dated as of July 1, 2002 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone, as previously amended by Amendment dated as of January 23, 2001 and September 27, 2001 (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.15

Loan and Security Agreement dated as of December 14, 2000 among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and Whitehall Business Credit Corporation (formerly IBJ Whitehall Business Credit Corporation), as lender and agent, and other named participating lenders (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 19, 2000 and incorporated herein by reference).

10.16

Amendment No. 1 dated as of January 5, 2001 to Loan and Security Agreement dated as of December 14, 2000 among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and Whitehall Business Credit Corporation (formerly IBJ Whitehall Business Credit Corporation), as lender and agent, and other named participating lenders (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.17

Amendment No. 2 dated as of March 5, 2001 to Loan and Security Agreement dated as of December 14, 2000, as amended, among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and Whitehall Business Credit Corporation (formerly IBJ Whitehall Business Credit Corporation), as lender and agent, and other named participating lenders (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.18

Amendment No. 3 dated as of September 21, 2001 to Loan and Security Agreement dated as of December 14, 2000, as amended, among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and Whitehall Business Credit Corporation (formerly IBJ Whitehall Business Credit Corporation), as lender and agent, and other named participating lenders (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 30, 2001 and incorporated herein by reference).

10.19

Amendment No. 4 dated as of December 7, 2001 to Loan and Security Agreement dated as of December 14, 2000, as amended, among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and Whitehall Business Credit Corporation (formerly IBJ Whitehall Business Credit Corporation), as lender and agent, and other named participating lenders (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 30, 2001 and incorporated herein by reference).

10.20

Amendment No. 5 dated as of December 7, 2001 to Loan and Security Agreement dated as of December 14, 2000, as amended, among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and Whitehall Business Credit Corporation (formerly IBJ Whitehall Business Credit Corporation), as lender and agent, and other named participating lenders (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 30, 2001 and incorporated herein by reference).

10	.21*

Amendment No. 6 dated as of May 10, 2002 to Loan and Security Agreement dated as of December 14, 2000, as amended, among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and Whitehall Business Credit Corporation, as lender and agent, and other named participating lenders.

10	.22*

Amendment No. 6A dated as of August 1, 2002 to Loan and Security Agreement dated as of December 14, 2000, as amended, among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and Whitehall Business Credit Corporation, as lender and agent, and other named participating lenders.

10	.23*

Amendment No. 6B dated as of September 19, 2002 to Loan and Security Agreement dated as of December 14, 2000, as amended, among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and Whitehall Business Credit Corporation, as lender and agent, and other named participating lenders.

10	.24*

Amendment No. 7 dated as of January 23, 2003 to Loan and Security Agreement dated as of December 14, 2000, as amended, among COMFORCE Corporation, COMFORCE Operating, Inc. and other named subsidiaries, and Whitehall Business Credit Corporation, as lender and agent, and other named participating lenders.

21	.1*	List of Subsidiaries.

23	.1*	Consent of KPMG LLP.

99	.1*	Certification of chief executive officer and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.