Form 10-Q
period 2003-03-30
COMFORCE CORP
filed 2003-05-14
CIK 6814

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2003
Common stock, $.01 par value	16,659,358 shares

COMFORCE Corporation

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 30, 2003	December 29, 2002
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$6,357	6,378
Accounts receivable, net	43,296	45,244
Funding and service fees receivable, net	21,801	28,365
Prepaid expenses and other current assets	6,203	6,391
Deferred income taxes, net	1,858	1,858

Total current assets	79,515	88,236

Property and equipment, net	10,781	11,612
Intangible assets, net	181	198
Goodwill, net	60,242	60,242
Deferred financing costs, net	2,303	2,576

Total assets	$153,022	162,864

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$2,083	2,957
Accrued expenses	40,423	37,893

Total current liabilities	42,506	40,850

Long-term debt	122,826	142,779
Deferred income taxes, net	161	161
Other liabilities	247	315

Total liabilities	165,740	184,105

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 16,659,362 shares and 16,659,360 shares issued and outstanding at March 30, 2003 and December 29, 2002, respectively	167	167
Preferred stock	4,304	—
Additional paid-in capital	49,588	49,588
Accumulated other comprehensive loss	(13)	(47)
Accumulated deficit	(66,764)	(70,949)

Total stockholders’ deficit	(12,718)	(21,241)

Total liabilities and stockholders’ deficit	$153,022	162,864

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002
Revenue:
Net sales of service	$87,769	95,918

Costs and expenses:
Cost of services	72,440	78,767
Selling, general and administrative expenses	11,342	13,840
Depreciation and amortization	1,049	889

Total costs and expenses	84,831	93,496

Operating income	2,938	2,422

Other income (expense):
Interest expense	(3,691)	(3,997)
Gain on debt extinguishment	7,791	—
Other income, net	374	5

	4,474	(3,992)

Income (loss) before tax and cumulative effect of of a change in accounting principle	7,412	(1,570)
Provision (benefit) for income taxes	3,227	(582)

Income (loss) before a cumulative effect of of a change in accounting principle	4,185	(988)
Cumulative effect of a change in accounting principle—goodwill impairment net of tax benefit of $2,200	—	(52,800)

Net income (loss)	$4,185	(53,788)
Dividends on preferred stock	50	—

Income (loss) available to common stockholders	$4,135	(53,788)

Basic income (loss) per common share:
Income (loss) before a cumulative effect of a change in accounting principle	$0.25	(0.06)
Cumulative effect of a change in accounting principle—goodwill impairment	—	(3.17)

Net income (loss)	$0.25	(3.23)

Diluted income (loss) per common share:
Income (loss) before a cumulative effect of a change in accounting principle	$0.15	(0.06)
Cumulative effect of a change in accounting principle—goodwill impairment	—	(3.17)

Net income (loss)	$0.15	(3.23)

Weighted average common shares outstanding, basic	16,659	16,659

Weighted average common shares outstanding, diluted	27,716	16,659

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 30, 2003	March 31, 2002
Cash flows from operating activities:
Net income (loss)	$4,185	(53,788)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,049	889
Amortization of deferred financing fees	186	243
Gain on repurchase of 15% Senior Secured PIK Debentures	(7,791)	—
Write-off of goodwill, net of tax	—	52,800
Changes in assets and liabilities:
Accounts receivable and funding service fees receivable	8,546	883
Prepaid expenses and other current assets	188	1,103
Accounts payable and accrued expenses	2,049	4,133
Decrease in income tax receivable	—	810

Net cash provided by operating activities	8,412	7,073

Cash flows from investing activities:
Purchases of property and equipment	(201)	(1,291)
Payments of contingent consideration	—	(23)

Net cash used in investing activities	(201)	(1,314)

Cash flows from financing activities:
Net repayments under capital leases	(58)	(29)
Net repayments under line of credit agreement	(8,000)	(4,715)
Repurchase of 15% Senior Secured PIK Debentures	(21)	—
Debt financing costs	(153)	(18)

Net cash used in financing activities	(8,232)	(4,762)

Net (decrease) increase in cash and cash equivalents	(21)	997
Cash and cash equivalents at beginning of period	6,378	4,067

Cash and cash equivalents at end of period	$6,357	5,064

Supplemental disclosures:
Cash paid for:
Interest	$572	478
Income taxes	94	175
Supplemental schedule of significant non-cash financing activities:
Issuance of 2003A Convertible Preferred Stock in exchange for 15% Senior Secured PIK Debentures	$4,304	—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited interim consolidated financial statements of COMFORCE Corporation (“COMFORCE”) and its subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002. The results for the three months ended March 30, 2003 are not necessarily indicative of the results of operations for the entire year.

2. DEBT

Notes payable and long-term debt at March 30, 2003 and December 29, 2002 consisted of (in thousands):

	March 30, 2003	December 29, 2002
12% Senior Notes, due 2007	$87,000	87,000
15% Senior Secured PIK Debentures, due 2009	42	11,995
8% Subordinated Convertible Notes due 2009	8,784	8,784
Revolving line of credit, due August 31, 2004, with interest payable monthly at LIBOR plus 3.00% with a weighted average rate of 4.33% at March 30, 2003 and 4.64% at December 29, 2002	27,000	35,000

Total long-term debt	$122,826	142,779

In February 2003, the Company issued $6.1 million face amount of its new Series 2003A Convertible Preferred Stock (“Series 2003A Preferred Stock”) having a fair market value of $4.3 million in exchange for $12.3 million of its outstanding 15% Senior Secured PIK Debentures, due 2009 (“PIK Debentures”) (including accrued interest) from a related party and repurchased additional PIK Debentures ($59,000 including interest) from unrelated parties for a cash payment of $21,000. The remaining PIK Debentures were subsequently redeemed in May 2003. See note 10.

The debt service costs associated with COMFORCE’s 8% Subordinated Convertible Notes due 2009 (the “Convertible Notes”) may be satisfied through issuance of new Convertible Notes through December 1, 2003. Beginning with the interest payment due June 1, 2004, COMFORCE will be required to pay interest on the Convertible Notes in cash. Its ability to do so is expected to be dependent on its availability of funds for this purpose, whether through borrowings by COI under the revolving credit facility agented by Whitehall Business Credit Corporation (formerly IBJ Whitehall Business Credit Corporation) (the “Whitehall Credit Facility”), funds from COI’s operations or otherwise, and on COI’s ability to upstream funds in accordance with the restricted payments test under the indenture for COI’s 12% Senior Notes due 2007 (the “Senior Notes”). COMFORCE’s ability to repay Convertible Notes at their maturity on December 2, 2009, or on any earlier required repayment or repurchase dates, will also be dependent on any restrictions under its loan agreements as then in effect and availability of funds.

Under the indenture, COI is subject to restrictions in upstreaming funds to its parent COMFORCE. The Company does not currently have sufficient availability under the indenture to make a cash payment of semi-annual interest under the Convertible Notes. Management anticipates that the Company will need to be profitable in 2003 and the first quarter of 2004 in order to have adequate funds eligible for upstreaming to COMFORCE to pay cash interest that will first become due under the Convertible Notes on June 1, 2004. If the Company does not have adequate availability under the indenture to upstream funds to pay interest on the Convertible Notes, the Company expects to request the holder of the Convertible Notes, the Fanning CPD Assets Limited Partnership, a partnership in which John Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest (the “Fanning Partnership”), to consider alternative arrangements. Such arrangements could include exchanging the Convertible Notes for preferred stock or extending payment-in-kind interest provisions.

In January 2003, effective as of December 29, 2002, the Company entered into Amendment No. 7 to the Whitehall Credit Facility to (i) extend the maturity date of the facility from December 14, 2003 to August 31, 2004, (ii) authorize the exchange transactions with the Fanning Partnership described in this note 2, (iii) reduce the maximum borrowing availability from $95.0 million to $85.0 million to eliminate borrowing availability the Company has not previously required, and (iv) further reduce the fixed-charge coverage ratio in future periods.

3. FISCAL YEAR

In March 2001, the Company’s Board of Directors adopted a resolution to change the Company’s fiscal year, which was previously a calendar year. Beginning in 2001, the fiscal year consists of the 52 or 53 weeks ending on the last Sunday in December. Accordingly, the Company’s current fiscal year will end on Sunday, December 28, 2003.

4. INCOME (LOSS) PER SHARE

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) available to common stockholders per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price, as well as the conversion of the Convertible Notes and Series 2003A Preferred Stock into common stock to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted income (loss) per share compilations (in thousands):

	Three Months Ended
	March 30, 2003	March 31, 2002
Basic income (loss) per common share:
Income (loss) before a cumulative effect of a change in accounting principle	$4,185	(988)
Dividends on preferred stock	50	—

Income (loss) available to common stockholders	$4,135	(988)

Weighted average common shares outstanding	16,659	16,659
Basic income (loss) per common share before a cumulative effect of a change in accounting principle	$0.25	(0.06)

Diluted income (loss) per common share:
Income (loss) before a cumulative effect of a change in accounting principle	$4,185	(988)
After tax equivalent of interest expense on 8% Subordinated Convertible Note	105	—

Income (loss) for purposes of computing diluted income before cumulative effect of a change in accounting principle per share	$4,290	(988)

Weighted average common shares outstanding	16,659	16,659
Assumed conversion of 8% Subordinated Convertible Note	5,201	—
Assumed conversion of preferred stock	5,856	—

Weighted average common shares outstanding for purposes of computing diluted income (loss) per share	27,716	16,659
Diluted income (loss) per common share before a cumulative effect of a change in accounting principle	$0.15	(0.06)

Outstanding options and warrants to purchase shares of common stock, representing approximately 3.6 million shares of common stock, were not included in the computations of diluted net income (loss) per share for the three months ended March 30, 2003 because their effect would be anti-dilutive. In addition, 4.9 million shares issuable upon conversion of the Convertible Notes were excluded from the March 31, 2002 calculation as their effect would have been anti-dilutive.

5. INDUSTRY SEGMENT INFORMATION

COMFORCE has determined that its reportable segments can be distinguished principally by the types of services offered to the Company’s clients.

The Company reports its results through three operating segments — Staff Augmentation, Human Capital Management Services and Financial Outsourcing Services. The Staff Augmentation segment provides information technology (IT), technical, telecom, healthcare support and other staffing services. The Human Capital Management Services segment provides contingent workforce management services. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies.

The accounting policies of the segments are the same as those described in note 2 to the consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2002. COMFORCE evaluates the performance of its segments and allocates resources to them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses. Assets of the operating segments reflect primarily net accounts receivable and goodwill associated with segment activities; all other assets are included as corporate assets. The Company does not account for expenditures for long-lived assets on a segment basis.

The table below presents information on the revenues and operating contribution for each segment for the three months ended March 30, 2003 and March 31, 2002, and items which reconcile segment operating contribution to COMFORCE’s reported pre-tax income (loss) before cumulative effect of a change in accounting principle (in thousands):

	Three Months Ended
	March 30, 2003	March 31, 2002
Net sales of services:
Staff Augmentation	$44,229	55,464
Human Capital Management Services	42,157	38,206
Financial Outsourcing Services	1,383	2,248

	$87,769	95,918

Operating contribution:
Staff Augmentation	$3,353	4,597
Human Capital Management Services	1,895	1,353
Financial Services (1)	2,445	1,080

	7,693	7,030

Consolidated expenses:
Interest, net	3,317	3,992
Gain on debt extinguishment	(7,791)	—
Depreciation and amortization	1,049	889
Corporate general and administrative expenses	3,706	3,719

	281	8,600

Income (loss) before tax and cumulative effect of a change in accounting principle	$7,412	(1,570)

	At March 30, 2003	At December 29, 2002
Total assets:
Staff Augmentation	$74,482	73,382
Human Capital Management Services	29,056	32,104
Financial Services	21,801	28,365
Corporate	27,683	29,013

	$153,022	162,864

(1)	Includes a $1.6 million insurance recovery related to funding and services fees receivable of $2.4 million which were written off in the fourth quarter of 2001.

6. PREFERRED STOCK

In February 2003, the Company issued $6.1 million face amount of its new Series 2003A Preferred Stock having a fair market value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures (including accrued interest) from a related party. Shares of the Series 2003A Preferred Stock were issued to the Fanning Partnership, in which John Fanning, the Company’s chairman and chief executive officer holds the principal economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of this limited partnership. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction. The consideration paid to the Fanning Partnership for the principal amount of the PIK Debentures exchanged in this transaction approximated in value the consideration that the Fanning Partnership had previously been paid to the unrelated third party sellers of the PIK Debentures. The Company’s offer to exchange PIK Debentures for Series 2003A Preferred Stock was extended to all holders of the PIK Debentures that remained outstanding.

Each share of Series 2003A Preferred Stock has a face amount of $1,000, bears annual cumulative dividends of $75 per share (7.5% per annum), payable if and when declared by the Company’s board of directors. For the period from issuance in February 2003 through the end of the first quarter, undeclared dividends of $50,000 have cumulated. The Series 2003A Preferred Stock is convertible into common stock based upon a price of $1.05 per share for such common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate). Upon liquidation, the holders of the Series 2003A Preferred Stock will be entitled to a liquidation preference of $1,000 per share plus the amount of cumulated, unpaid dividends before any distributions shall be made to the holders of common stock or any other junior series or class of stock of the Company.

7. NEW ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement for the current fiscal quarter ended March 30, 2003. The application of the disclosure portion of this standard will have no impact on the Company’s consolidated financial position or results of operations. The FASB recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. The Company will continue to monitor the FASB’s progress on the issuance of this standard as well as to evaluate its position with respect to current guidance.

8. RECLASSIFICATIONS

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

9. STOCK COMPENSATION PLANS

During December 2002, the FASB issued SFAS 148 which provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized for any employees, officers or directors. Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method in SFAS 123, the Company’s net income (loss) and income (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

	Three Months Ended
	March 30, 2003	March 31, 2002
	(in thousands, except per share amounts)
Net income (loss) as reported	$4,185	(53,788)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8	34

Pro forma income (loss)	$4,177	(53,822)

Earnings per share:
Basic—as reported	$0.25	(3.23)
Basic—pro forma	(0.22)	(3.23)
Diluted—as reported	$0.15	(3.23)
Diluted—pro forma	(0.13)	(3.23)

10. SUBSEQUENT EVENTS

Following the Company’s exchange of PIK Debentures for shares of its new Series 2003A Preferred Stock in February 2003 as described in note 2, only $42,000 principal amount of PIK Debentures remained outstanding. Accordingly, principally in order to eliminate the costs associated with the administration of the PIK Debentures, in May 2003, the Company redeemed the remaining PIK Debentures in accordance with the procedures set forth in the indenture.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below supplements the information found in the unaudited consolidated financial statements and related notes of COMFORCE Corporation (“COMFORCE”) and its wholly-owned subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”).

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

Retirement of PIK Debentures

In February 2003, the Company issued $6.1 million face amount of its new Series 2003A Preferred Stock having a fair market value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures (including accrued interest) from a related party and repurchased additional PIK Debentures ($59,000 including interest) from unrelated parties for a cash payment of $21,000. As a result of these transactions, the Company recognized a gain on debt extinguishment of $7.8 million, which includes the reduction of approximately $240,000 of deferred financing costs, in the first quarter of 2003. Shares of the Series 2003A Preferred Stock were issued to the Fanning Partnership, a limited partnership in which John Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of the Fanning Partnership. By virtue of this position, she is deemed to be a beneficial owner of the shares of Series 2003A Preferred Stock issued.

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

Following this transaction, only $42,000 principal amount of PIK Debentures remained outstanding. Accordingly, principally in order to eliminate the costs associated with the administration of the PIK Debentures, in May 2003, the Company redeemed the remaining PIK Debentures in accordance with the procedures set forth in the indenture.

Critical Accounting Policies

As disclosed in the annual report on Form 10-K for the fiscal year ended December 29, 2002, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to allowance for doubtful accounts; reserves for workers’ compensation; goodwill impairment; and income taxes. Since December 29, 2002, there have been no changes in our critical accounting policies and no other significant changes to the assumptions and estimates related to them.

Results of Operations

Three Months Ended March 30, 2003 Compared to Three Months Ended March 31, 2002

Net sales of services for the three month period ended March 30, 2003 were $87.8 million, a decrease of 8.5% from net sales of services for the three month period ended March 31, 2002 of $95.9 million. The Company experienced a decrease in net sales of services in Staff Augmentation and Financial Outsourcing Services segments, partially offset by an increase in the Human Capital Management Services segment. Net sales of services in the Human Capital Management Services segment increased by $4.0 million or 10.3%, principally due to an increase in its client base. In the Staff Augmentation segment, the decrease of $11.2 million (20.3%) is principally attributable to reduced sales to IT and telecom customers, as a result of the continuing effects of the soft economy, partially offset by increased sales to healthcare support and technical services customers. Also, principally as a result of the current economic conditions, net sales of services were lower by $865,000 (38.5%) in the Financial Outsourcing Services segment.

Cost of services for the three month period ended March 30, 2003 was 82.5% of net sales of services as compared to cost of services of 82.1% for the three month period ended March 31, 2002. The cost of services as a percentage of net sales for the three month period ended March 30, 2003 increased from the comparable period in 2002 principally as a result of a decrease in permanent placement fees, competitive pressures and a higher growth in Human Capital Management Services which has a higher cost of services as a percentage of net sales of services.

Selling, general and administrative expenses as a percentage of net sales of services were 12.9% for the three month period ended March 30, 2003, compared to 14.4% for the three month period ended March 31, 2002. Excluding the $1.6 million insurance recovery related to uncollectible funding and service fees receivable that were written-off in the fourth quarter of 2001, selling, general and administrative expenses as a percentage of net sales of services were 14.7% for the three month period ended March 30, 2003. Due to lower sales, management continued to undertake initiatives to reduce selling, general and administrative costs by renegotiating existing vendor contracts, reducing the size of or closing marginal offices, reducing back office support staff and re-evaluating incentive compensation plans, and has reduced costs as sales decreased. These costs were further reduced by lower commissions as a result of the decrease of sales discussed above.

Operating income for the three month period ended March 30, 2003 was $2.9 million as compared to operating income of $2.4 million for the three month period ended March 31, 2002. The increase in operating income for the three month period ended March 30, 2003 is principally attributable to the $1.6 million insurance claim recovery discussed above, offset by a decrease in sales and gross margins in Staff Augmentation and Financial Outsourcing Services segments.

The gain on debt extinguishment realized by the Company during the three months ended March 30, 2003 was the result of the Company’s exchange and repurchase of PIK Debentures, as described under “Retirement of PIK Debentures” and in Part II, Item 2. As a result of this transaction, the Company recognized a gain on debt extinguishment of $7.8 million, which includes the reduction of approximately $240,000 of deferred financing costs, in the first quarter of 2003.

The Company’s interest expense for the three month period ended March 30, 2003 and March 31, 2002 is attributable to the Whitehall Credit Facility, the Convertible Notes, the Senior Notes and the PIK Debentures. The interest expense was lower for the three month period ended March 30, 2003 as compared to the three month period ended March 31, 2002 due to lower market interest rates and lower borrowing levels under the Whitehall Credit Facility as well as the reduction of PIK Debentures in the first quarter of 2003. See “Retirement of PIK Debentures” in this Item 2 of Part I and Item 2 of Part II.

The income tax provision for the three month period ended March 30, 2003 was $3.2 million on income before tax of $7.4 million. The income tax benefit for the three month period ended March 31, 2002 was $582,000 on a loss before tax and cumulative effect of a change in accounting principle of $1.6 million. The difference between the federal statutory income tax rate and the Company’s effective tax rate relates primarily to interest expense associated with the PIK Debentures, state income taxes, and a disallowance for travel and entertainment expenses.

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

During the three months ended March 30, 2003, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below. The following table represents contractual commitments associated with operating agreements (excluding interest on debt obligations):

	Payments due by period (in thousands)
	2003	2004	2005-6	2007	Thereafter
Operating Leases	$3,184	$2,418	$3,157	$1,177	$2,645
Whitehall Credit Facility—principal repayments	—	27,000	—	—	—
Senior Notes—principal repayments	—	—	—	87,000	—
PIK Debentures—principal repayments	42	—	—	—	—
Convertible Notes—principal repayments	—	—	—		8,784

Total	$3,226	$29,418	$3,157	$88,177	$11,429

The Company also had standby letters of credit outstanding at March 30, 2003 in the aggregate amount of $3.8 million.

During the three month period ended March 30, 2003, the Company’s primary sources of funds to meet working capital needs were from borrowings under the Whitehall Credit Facility. Cash and cash equivalents decreased $21,000 during the three month period ended March 30, 2003. Cash flows provided by operating activities of $8.4 million were exceeded by cash flows used in financing activities of $8.2 million and cash flows used in investing activities of $201,000.

As of March 30, 2003, the Company had outstanding $27.0 million principal amount under the Whitehall Credit Facility bearing interest at a weighted average rate of 4.33% per annum. In addition, as of March 30, 2003, the Company had outstanding $42,000 principal amount of PIK Debentures bearing interest at a rate of 15% per annum (which were subsequently retired on May 6, 2003, as described in this Item 2 under “Retirement of PIK Debentures”), $87.0 million principal amount of Senior Notes bearing interest at a rate of 12% per annum and $8.8 million principal amount of Convertible Notes bearing interest at the rate of 8% per annum. As more fully described below, interest on the Convertible Notes may be satisfied through the issuance of new Convertible Notes through December 1, 2003. Through the last interest payment date on December 1, 2002, the Company elected to issue new Convertible Notes to pay interest due thereon and expects to continue to do so through December 1, 2003.

The Company entered into the Whitehall Credit Facility in December 2000 to provide greater borrowing availability and flexibility. The Whitehall Credit Facility has been amended several times since it was entered into, including to ensure the Company’s compliance with financial covenants at March 31, 2002 and subsequent periods, and to lessen the financial requirements through December 2003. The Whitehall Credit Facility, as amended, has permitted the Company to execute its strategy of reducing its higher interest rate debt and improving its balance sheet by retiring Senior Notes and PIK Debentures. In the most recent amendment, executed in January 2003 but effective as of December 29, 2002, the maturity date was extended from December 14, 2003 to August 31, 2004. The Whitehall Credit Facility currently provides for borrowing availability of up to $85.0 million based upon a specified percentage of the Company’s eligible accounts receivable. At March 30, 2003, the Company had remaining availability based upon then outstanding eligible accounts receivable of $18.9 million.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI. Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE. The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than (1) to upstream $2.0 million annually to pay public company expenses, (2) to upstream up to $10.0 million to pay income tax related to deemed forgiveness of PIK Debentures to facilitate the purchase or exchange by COMFORCE of PIK Debentures at less than par, (3) under certain circumstances in connection with a disposition of assets, to upstream proceeds therefrom to repay the PIK Debentures, and (4) to upstream funds to the extent COI meets the restricted payments test under the indenture, the most significant component of which is based upon a percentage of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision. Management believes that $2.0 million annually (if COI has funds available for this purpose) will be sufficient to pay COMFORCE’s annual public company expenses for the foreseeable future. Principally as a result of losses incurred by COI in fiscal 2002 and prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture. It is anticipated that COI must generate net income of approximately $1.5 million before it will be able to upstream funds to COMFORCE under the restrictive payments test of the indenture.

Through December 1, 2003, interest on the Convertible Notes is payable, at the option of COMFORCE, in cash or in kind through the issuance of additional Convertible Notes. To date, COMFORCE has paid all interest under the Convertible Notes in kind. Beginning with the interest payment due June 1, 2004, COMFORCE will be required to pay interest on the Convertible Notes in cash. Its ability to do so is expected to be dependent on its availability of funds for this purpose, whether through borrowings by COI under the Whitehall Credit Facility, funds from COI’s operations or otherwise, and on COI’s ability to upstream funds in accordance with the restricted payments test under the indenture for the Senior Notes. COMFORCE’s ability to repay Convertible Notes at their maturity on December 2, 2009, or on any earlier required repayment or repurchase dates, will also be dependent on any restrictions under its loan agreements as then in effect and availability of funds.

As described above, the Company does not currently have sufficient availability under the indenture to make a cash payment of semi-annual interest under the Convertible Notes. Management anticipates that the Company will need to be profitable in 2003 and the first quarter of 2004 in order to have adequate funds eligible for upstreaming to COMFORCE to pay cash interest that will first become due under the Convertible Notes on June 1, 2004. In determining profitability for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997. If the Company does not have adequate availability under the indenture to upstream funds to pay interest on the Convertible Notes, the Company expects to request the holder of the Convertible Notes, which is a partnership in which John Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest, to consider alternative arrangements. Such arrangements could include exchanging the Notes for preferred stock or extending payment-in-kind interest provisions.

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

In February 2003, the Company issued $6.1 million face amount of its new Series 2003A Preferred Stock having a fair market value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures (including accrued interest) from a related party and repurchased additional PIK Debentures ($59,000 including interest) from unrelated parties for a cash payment of $21,000. As a result of this transaction, the Company recognized a gain on debt extinguishment of $7.8 million, which includes the reduction of approximately $240,000 of deferred financing costs, in the first quarter of 2003. The purpose of this transaction was to improve the Company’s balance sheet through the elimination of $12.0 million of high interest rate debt (15% per annum), principally through the issuance of equity securities. The Company’s offer to exchange PIK Debentures for Series 2003A Preferred Stock was extended to all holders of the PIK Debentures that remained outstanding. See “Retirement of PIK Debentures” in this Item 2 of Part I and Item 2 of Part II.

Each share of Series 2003A Preferred Stock has a face amount of $1,000, bears annual cumulative dividends of $75 per share (7.5% per annum), payable if and when declared by the Company’s board of directors, and is convertible into common stock based upon a price of $1.05 per share for such common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate). Upon liquidation, the holders of the Series 2003A Preferred Stock will be entitled to a liquidation preference of $1,000 per share plus the amount of cumulated, unpaid dividends before any distributions shall be made to the holders of common stock or any other junior series or class of stock of the Company.

Following this transaction, only $42,000 principal amount of PIK Debentures remained outstanding. Accordingly, principally in order to eliminate the costs associated with the administration of the PIK Debentures, in May 2003, the Company redeemed the remaining PIK Debentures in accordance with the procedures set forth in the indenture.

As of March 30, 2003, approximately $60.2 million, or 39.4%, of the Company’s total assets were goodwill recorded in connection with the Company’s acquisitions. Effective at the beginning of fiscal 2002, the Company ceased recording amortization expense relating to goodwill amounting to approximately $4.2 million annually upon its required adoption of a new accounting standard (SFAS 142). The Company evaluated the recoverability of goodwill on its books under the new standards under SFAS 142 at its adoption in the first quarter of 2002, resulting in its write-off of $55.0 million of goodwill in that quarter, and again in the fourth quarter of 2002, resulting in an additional write-off of $19.0 million of goodwill in that quarter. The Company must test goodwill for impairment in accordance with the provisions of SFAS 142 at least annually. If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the Whitehall Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements throughout 2003. Although the Company has made significant progress in improving its capital structure, most recently through the elimination of debt in connection with the transactions completed in February 2003, as described under “Retirement of PIK Debentures” in this Item 2, management has initiated discussions with financial institutions to explore additional strategies to further eliminate high interest rate debt.

The Company is currently undergoing an income tax audit by the Internal Revenue Service for the fiscal year 1999. The results under this audit are not yet known.

In April 2003, the Company discussed with the staff of the Securities and Exchange Commission a question previously raised by the staff in a comment letter to the Company relating to the gross versus net display of revenues from the Company’s licensed offices. The Commission staff did not agree with the position taken by the Company, but agreed to consider additional factual information which the Company believes supports this position. The Company believes that its position is appropriate and intends to seek to convince the Commission staff of the merits of the position. If, however, the Commission staff ultimately declines to accept the Company’s position, the Company believes that any additional changes recommended by the staff in connection with this item will reduce revenues for the three months ended March 30, 2003 by less than 4% and will have no impact on the Company’s net income for such period.

Impact of Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement for the current fiscal quarter ended March 30, 2003. The application of the disclosure portion of this standard will have no impact on the Company’s consolidated financial position or results of operations. The FASB recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. The Company will continue to monitor the FASB’s progress on the issuance of this standard as well as to evaluate its position with respect to current guidance.

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

Forward Looking Statements

Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to the following: a continuation of the current recessionary environment, particularly in the aircraft manufacturing, telecom, information technology and other sectors served by the Company (which may reflect cyclical conditions or, particularly in the case of telecom, fundamental changes in these industries), could further reduce demand for contingent personnel and further heighten the competition for customers, resulting in lower revenues and margins and affecting the Company’s ability to continue to meet the financial covenants under the Whitehall Credit Facility; the Company’s significant leverage may leave it with a diminished ability to obtain additional financing for working capital or other capital expenditures, for retiring higher interest rate debt or for otherwise improving the Company’s competitiveness and capital structure or expanding its operations; SFAS 142, which requires the Company to evaluate at least annually the recoverability of goodwill on its books, could cause the Company to write-off goodwill in future periods (in addition to the write-offs of $74.0 million in 2002), which could have a material adverse impact on the Company’s financial condition and results of operations; or, if COI fails to generate sufficient consolidated net income (after covering its cumulative deficit at March 30, 2003 of $1.5 million) or to have other funds available to upstream to COMFORCE under the restricted payments test of the Senior Notes indenture in order for it to pay cash interest on the Convertible Notes (which is required beginning on June 1, 2004) or to repay the Convertible Notes at their maturity on December 2, 2009, or on any earlier required repayment or repurchase date, then, unless COMFORCE obtains a loan or sells its capital stock or other securities to provide funds for this purpose, the Company will default under the indenture governing the Senior Notes and under the Whitehall Credit Facility.

Additional important factors that could cause the Company to be unable to realize its plans and objectives are described under “Risk Factors” in the Registration Statement on Form S-8 of the Company filed with the Securities and Exchange Commission on April 24, 2003 (Registration No. 333-104730). The disclosure under “Risk Factors” in the Registration Statement may be accessed through the Web site maintained by the Securities and Exchange Commission at “www.sec.gov.” In addition, the Company will provide, without charge, a copy of such “Risk Factors” disclosure to each stockholder of the Company who requests such information. Requests for copies should be directed to the attention of Linda Annicelli, Vice President, Administration at COMFORCE Corporation, 415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York 11797, telephone 516-437-3300.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002. There has been no material change in the disclosure regarding market risk.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Since the date of the filing of the Company’s Annual Report on Form 10-K for the year ended December 29, 2002, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such
10-K.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In February 2003, the Company issued 6,148 shares of its Series 2003A Preferred Stock having an aggregate face amount of $6.1 million and a fair market value of $4.3 million in exchange for $12.3 million aggregate amount of indebtedness (representing outstanding principal and accrued, unpaid interest through the date of the exchange) under the Company’s PIK Debentures. As a result of this transaction, the Company recognized a gain on debt extinguishment of $7.8 million, which includes the reduction of approximately $240,000 of deferred financing costs, in the first quarter of 2003. As part of this transaction, shares of the Series 2003A Preferred Stock were issued to the Fanning Partnership in which John Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of the Fanning Partnership. By virtue of this position, she is deemed to be a beneficial owner of the shares of Series 2003A Preferred Stock issued. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction.

These shares of Series 2003A Preferred Stock were issued to the Fanning Partnership in reliance upon the exemptions from registration afforded by section 3(a)(9) or section 4(2) of the Securities Act of 1933 and the regulations thereunder. Unless the Company registers the shares of common stock issuable upon conversion of the Series 2003A Preferred Stock for resale under the Securities Act of 1933, any resale of those shares by the Fanning Partnership, as an affiliate of the Company, will be conducted in compliance with the volume limitations and other conditions of Rule 144 of the Securities Act of 1933 (other than the holding period requirement).

Each share of Series 2003A Preferred Stock has a face amount of $1,000, bears annual cumulative dividends of $75 per share (7.5% per annum), payable if and when declared by the Company’s board of directors, and is convertible into common stock based upon a price of $1.05 per share for such common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate). Upon liquidation, the holders of the Series 2003A Preferred Stock will be entitled to a liquidation preference of $1,000 per share plus the amount of cumulated, unpaid dividends before any distributions shall be made to the holders of common stock or any other junior series or class of stock of the Company. Unless the holders of two-thirds of the shares of Series 2003A Preferred Stock outstanding shall have otherwise consented, no series or class of preferred stock having rights or preferences that are not junior to the Series 2003A Preferred Stock shall be issued by the Company.

The Company can only pay dividends on the Series 2003A Preferred Stock if (i) dividends can legally be paid in accordance with Delaware law, (ii) the Company’s board of directors, in its discretion upon the exercise of its fiduciary duties, declares that a dividend be paid, (iii) payment of the dividend is permitted under the terms of the Company’s credit facility agented by Whitehall Business Credit Corporation, and (iv) the Company has sufficient funds to upstream in accordance with the restricted payments tests under the indenture governing the Senior Notes.

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

(b) Reports on Form 8-K.

None during the quarter ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

COMFORCE Corporation

By:	/S/ HARRY V. MACCARRONE
Harry V. Maccarrone, Executive Vice President and Chief Financial Officer

Date: May 13, 2003

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/S/ HARRY V. MACCARRONE
Harry V. Maccarrone, Executive Vice President and Chief Financial Officer