Form 10-Q
period 2003-06-29
COMFORCE CORP
filed 2003-08-13
CIK 6814

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2003
Common stock, $.01 par value	16,659,379 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 29, 2003	December 29, 2002
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,298	$6,378
Accounts receivable, net	46,684	45,244
Funding and service fees receivable, net	21,098	28,365
Prepaid expenses and other current assets	5,629	6,391
Deferred income taxes, net	1,858	1,858

Total current assets	79,567	88,236

Property and equipment, net	10,021	11,612
Intangible assets, net	165	198
Goodwill, net	60,242	60,242
Deferred financing costs, net	2,523	2,576

Total assets	$152,518	$162,864

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,062	$2,957
Accrued expenses	37,355	37,893

Total current liabilities	39,417	40,850

Long-term debt	126,881	142,779
Deferred income taxes, net	161	161
Other liabilities	212	315

Total liabilities	166,671	184,105

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 16,659,369 shares and 16,659,360 shares issued and outstanding at June 29, 2003 and December 29, 2002, respectively	167	167
Preferred stock	4,304	—
Additional paid-in capital	49,588	49,588
Accumulated other comprehensive income (loss)	49	(47)
Accumulated deficit	(68,261)	(70,949)

Total stockholders’ deficit	(14,153)	(21,241)

Total liabilities and stockholders’ deficit	$152,518	$162,864

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Revenue:
Net sales of service	$91,915	$96,662	$179,684	$192,580

Costs and expenses:
Cost of services	76,341	78,630	148,781	157,397
Selling, general and administrative expenses	12,533	13,840	23,875	27,680
Depreciation and amortization	1,068	1,092	2,117	1,981

Total costs and expenses	89,942	93,562	174,773	187,058

Operating income	1,973	3,100	4,911	5,522

Other income (expense):
Interest expense	(3,720)	(4,043)	(7,411)	(8,040)
Write-off of deferred financing costs	(431)	—	(431)	—
Gain on debt extinguishment	983	—	8,774	—
Other income, net	271	158	645	163

	(2,897)	(3,885)	1,577	(7,877)

Income (loss) before tax and cumulative effect of a change in accounting principle	(924)	(785)	6,488	(2,355)
Provision (benefit) for income taxes	573	153	3,800	(429)

Income (loss) before a cumulative effect of a change in accounting principle	(1,497)	(938)	2,688	(1,926)

Cumulative effect of a change in accounting principle—goodwill impairment, net of tax benefit of $2,200	—	—	—	(52,800)

Net income (loss)	$(1,497)	$(938)	$2,688	$(54,726)

Dividends on preferred stock	115	—	165	—

Income (loss) available to common stockholders	$(1,612)	$(938)	$2,523	$(54,726)

Basic income (loss) per common share:
Income (loss) before a cumulative effect of a change in accounting principle	$(0.10)	$(0.06)	$0.15	$(0.12)
Cumulative effect of a change in accounting principle - goodwill impairment	—	—	—	(3.17)

Net income (loss)	$(0.10)	$(0.06)	$0.15	$(3.29)

Diluted income (loss) per common share:
Income (loss) before a cumulative effect of a change in accounting principle	$(0.10)	$(0.06)	$0.10	$(0.12)
Cumulative effect of a change in accounting principle - goodwill impairment	—	—	—	(3.17)

Net income (loss)	$(0.10)	$(0.06)	$0.10	$(3.29)

Weighted average common shares outstanding, basic	16,659	16,659	16,659	16,659

Weighted average common shares outstanding, diluted	16,659	16,659	27,716	16,659

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 29, 2003	June 30, 2002
Cash flows from operating activities:
Net income (loss)	$2,688	$(54,726)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,117	1,981
Amortization of deferred financing fees	377	505
Issuance of notes in lieu of interest	351	1,104
Gain on repurchase of Senior Notes	(983)	—
Gain on repurchase of PIK Debentures	(7,791)	—
Write-off of deferred financing fees	431	—
Write-off of goodwill, net of tax	—	52,800
Gain on sale of fixed assets	—	(156)
Changes in assets and liabilities, net of effects of acquisitions of businesses:
Accounts receivable and funding service fees receivable	5,923	4,636
Prepaid expenses and other current assets	746	1,688
Accounts payable and accrued expenses	(1,068)	(221)
Decrease in income tax receivable	16	810

Net cash provided by operating activities	2,807	8,421

Cash flows from investing activities:
Purchases of property and equipment	(425)	(2,200)
Cash proceeds from sale of fixed assets	—	434
Payments of contingent consideration	—	(323)

Net cash used in investing activities	(425)	(2,089)

Cash flows from financing activities:
Net repayments under capital lease obligations	(133)	(73)
Net repayments under line of credit agreements	(2,254)	(5,215)
Repurchase of Senior Notes and PIK Debentures	(1,042)	—
Debt financing costs	(1,033)	(80)

Net cash used in financing activities	(4,462)	(5,368)

Net (decrease) increase in cash and cash equivalents	(2,080)	964
Cash and cash equivalents at beginning of period	6,378	4,067

Cash and cash equivalents at end of period	$4,298	$5,031

Supplemental disclosures:
Cash paid for:
Interest	$6,030	$6,287
Income taxes	235	269

Supplemental schedule of significant non-cash financing activities:
Issuance of 2003A Convertible Preferred Stock in exchange for PIK Debentures	$4,304	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited interim consolidated financial statements of COMFORCE Corporation (“COMFORCE”) and its subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002. The results for the three and six months ended June 29, 2003 are not necessarily indicative of the results of operations for the entire year.

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

	Three months ended		Six months ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(in thousands, except per share amounts)
Net income (loss) as reported	$(1,497)	$(938)	$2,688	$(54,726)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8	34	16	68

Pro forma income (loss)	$(1,505)	$(972)	$2,672	$(54,794)

Earnings per share:
Basic - as reported	$(0.10)	$(0.06)	$0.15	$(3.29)
Basic - pro forma	(0.10)	(0.06)	0.15	(3.29)

Diluted - as reported	$(0.10)	$(0.06)	$0.10	$(3.29)
Diluted - pro forma	(0.10)	(0.06)	0.10	(3.29)

3. DEBT

Notes payable and long-term debt at June 29, 2003 and December 29, 2002 consisted of (in thousands):

	June 29, 2003	December 29, 2002
12% Senior Notes, due 2007	$85,000	$87,000
15% Senior Secured PIK Debentures, due 2009	—	11,995
8% Subordinated Convertible Notes due 2009	9,135	8,784
Revolving line of credit, due August 31, 2004, with interest payable monthly at LIBOR plus 3.00% with a weighted average rate of 4.64% at December 29, 2002	—	35,000
Revolving line of credit, due June 24, 2007, with interest payable monthly at prime with a rate of 4.25% at June 29, 2003	32,746	—

Total long-term debt	$126,881	$142,779

In February 2003, the Company issued $6.1 million face amount of its new Series 2003A Convertible Preferred Stock (“Series 2003A Preferred Stock”) having a fair market value of $4.3 million in exchange for $12.3 million of its outstanding 15% Senior Secured PIK Debentures, due 2009 (“PIK Debentures”), including accrued interest, from a related party and repurchased additional PIK Debentures ($59,000 including interest) from unrelated parties for a cash payment of $21,000. The remaining PIK Debentures were subsequently redeemed in May 2003.

In June 2003, the Company repurchased $2.0 million principal amount of Senior Notes for $980,000, resulting in a gain on debt extinguishment of $983,000, which includes the reduction of approximately $37,000 of deferred financing costs.

The debt service costs associated with COMFORCE’s 8% Subordinated Convertible Notes due 2009 (the “Convertible Notes”) may be satisfied through issuance of new Convertible Notes through December 1, 2003. Beginning with the interest payment due June 1, 2004, COMFORCE will be required to pay interest on the Convertible Notes in cash. Its ability to do so is expected to be dependent on its availability of funds for this purpose, whether through borrowings by COI under its new revolving credit facility agented by PNC Bank, National Association, funds from COI’s operations or otherwise, and on COI’s ability to upstream funds in accordance with the restricted payments test under the indenture for COI’s 12% Senior Notes due 2007 (the “Senior Notes”). COMFORCE’s ability to repay Convertible Notes at their maturity on December 2, 2009, or on any earlier required repayment or repurchase dates, will also be dependent on any restrictions under its loan agreements as then in effect and availability of funds.

Under the indenture governing the Senior Notes, COI is subject to restrictions in upstreaming funds to its parent COMFORCE. The Company does not currently have sufficient availability under the indenture to make a cash payment of semi-annual interest under the Convertible Notes. Management believes that $2.0 million annually (if COI has funds available for this purpose) will be sufficient to pay COMFORCE’s annual public company expenses for the foreseeable future. Principally as a result of losses incurred by COI in fiscal 2002 and prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture. It is anticipated that COI must generate net income of approximately $4.1 million before it will be able to upstream funds to COMFORCE under the restrictive payments test of the indenture. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997. The holder of the Convertible Notes, which is a partnership in which John Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest, has advised that it will agree to extend the payment-in-kind terms if the Company does not have adequate availability under the indenture to upstream funds to make cash payments of interest on the Convertible Notes commencing June 1, 2004. The Company expects to pay appropriate consideration to the holder for agreeing to this accommodation as may be negotiated by the parties upon the recommendation of an independent financial advisor.

On June 25, 2003, COMFORCE, COI and various of their operating subsidiaries entered into a Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”) and other financial institutions participating as lenders to provide for a $75.0 million revolving credit facility with available borrowings to be based upon a specified percentage of the Company’s eligible accounts receivable. At closing, the Company borrowed $32.7 million and repaid the Company’s then existing revolving credit facility agented by Whitehall Business Credit Corporation (the “Whitehall Credit Facility”), which was thereupon terminated. The Whitehall Credit Facility, which the Company entered into in December 2000, as subsequently amended, provided for borrowings of up to $85.0 million. The Company wrote-off approximately $431,000 of deferred financing costs in the second quarter of 2003 for the early retirement of the Whitehall Credit Facility.

Borrowings under the PNC Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (1) the greater of the base commercial lending rate of PNC as announced from time to time or the federal funds rate plus 0.5%, or (2) LIBOR plus a margin ranging from 2.5% if the Company’s fixed charged coverage ratio is greater than 1.30:1 to 3.0% if this ratio is 1.05:1 or less (with the initial margin fixed at 2.75% until September 1, 2003). The obligations evidenced by the PNC Credit Facility are collateralized by a pledge of the capital stock of COI and the other subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The agreements evidencing the PNC Credit Facility contain various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The scheduled maturity date of the PNC Credit Facility is June 24, 2007. The PNC Credit Facility affords the Company greater borrowing flexibility and has a maturity date close to three years beyond the maturity date of the Whitehall Credit Facility. As of June 29, 2003, the Company had remaining availability based upon then outstanding eligible accounts receivable of $19.0 million.

4. FISCAL YEAR

In March 2001, the Company’s Board of Directors adopted a resolution to change the Company’s fiscal year, which was previously a calendar year. Beginning in 2001, the fiscal year consists of the 52 or 53 weeks ending on the last Sunday in December. Accordingly, the Company’s current fiscal year will end on Sunday, December 28, 2003.

5. INCOME (LOSS) PER SHARE

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) available to common stockholders per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price, as well as the conversion of the Convertible Notes and Series 2003A Preferred Stock into common stock to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted income (loss) per share compilations (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Basic income (loss) per common share:
Income (loss) before a cumulative effect of a change in accounting principle	$(1,497)	$(938)	$2,688	$(1,926)
Dividends on preferred stock	115	—	165	—

Income (loss) available to common stockholders	$(1,612)	$(938)	$2,523	$(1,926)

Weighted average common shares outstanding	16,659	16,659	16,659	16,659

Basic income (loss) per common share before a cumulative effect of a change in accounting principle	$(0.10)	$(0.06)	$0.15	$(0.12)

Diluted income (loss) per common share:
Income (loss) before a cumulative effect of a change in accounting principle	$(1,497)	$(938)	$2,688	$(1,926)
Dividends on preferred stock	115	—	—	—

Income (loss) available to common stockholders	(1,612)	(938)	2,688	(1,926)
After tax equivalent of interest expense on 8% Subordinated Convertible Note	—	—	212	—

Income (loss) for purposes of computing diluted income before cumulative effect of a change in accounting principle per share	$(1,612)	$(938)	$2,900	$(1,926)

Weighted average common shares outstanding	16,659	16,659	16,659	16,659
Assumed conversion of 8% Subordinated Convertible Note	—	—	5,201	—
Assumed conversion of preferred stock	—	—	5,856	—

Weighted average common shares outstanding for purposes of computing diluted income (loss) per share	16,659	16,659	27,716	16,659

Diluted income (loss) per common share before a cumulative effect of a change in accounting principle	$(0.10)	$(0.06)	$0.10	$(0.12)

Outstanding options and warrants to purchase shares of common stock, representing approximately 3.5 million shares of common stock, were not included in the computations of diluted net income (loss) per share for the three and six months ended June 29, 2003 because their effect would be anti-dilutive. In addition, 5.0 million shares issuable upon conversion of the Convertible Notes were excluded from the June 30, 2002 calculation as their effect would have been anti-dilutive.

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

The table below presents information on the revenues and operating contribution for each segment for the three and six months ended June 29, 2003 and June 30, 2002, and items which reconcile segment operating contribution to COMFORCE’s reported pre-tax income (loss) before a cumulative effect of a change in accounting principle (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net sales of services:
Staff Augmentation	$44,367	$52,350	$88,596	$107,814
Human Capital Management Services	45,835	41,902	87,992	80,108
Financial Services	1,713	2,410	3,096	4,658

	$91,915	$96,662	$179,684	$192,580

Operating contribution:
Staff Augmentation	$3,388	$4,755	$6,741	$9,352
Human Capital Management Services	2,137	1,554	4,032	2,907
Financial Services (1)	1,185	1,700	3,630	2,780

	6,710	8,009	14,403	15,039

Consolidated expenses (income):
Corporate general and administrative expenses	3,669	3,817	7,375	7,536
Depreciation and amortization	1,068	1,092	2,117	1,981
Interest and other, net	3,449	3,885	6,766	7,877
Write-off of deferred financing costs	431	—	431	—
Gain on debt extinguishment	(983)	—	(8,774)	—

	7,634	8,794	7,915	17,394

Income (loss) before tax and a cumulative effect of a change in accounting principle	$(924)	$(785)	$6,488	$(2,355)

	At June 29, 2003	December 29, 2002
Total assets:
Staff Augmentation	$76,285	$73,382
Human Capital Management Services	30,642	32,104
Financial Services	21,097	28,365
Corporate	24,494	29,013

	$152,518	$162,864

(1)	Included in the six months ended June 29, 2003 is a $1.6 million insurance recovery related to funding and services fees receivable of $2.4 million which were written off in the fourth quarter of 2001.

7. PREFERRED STOCK

In February 2003, the Company issued $6.1 million face amount of its new Series 2003A Preferred Stock having a fair market value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures (including accrued interest) from a related party. Shares of the Series 2003A Preferred Stock were issued to the Fanning Partnership, in which John Fanning, the Company’s chairman and chief executive officer holds the principal economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of this limited partnership. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction. The consideration paid to the Fanning Partnership in February 2003 for the principal amount of the PIK Debentures exchanged in this transaction approximated in value the consideration that the Fanning Partnership had previously been paid to the unrelated third party sellers of the PIK Debentures. The Company’s offer to exchange PIK Debentures for Series 2003A Preferred Stock was extended to all holders of the PIK Debentures that remained outstanding.

Each share of Series 2003A Preferred Stock has a face amount of $1,000 and bears annual cumulative dividends of $75 per share (7.5% per annum), payable if and when declared by the Company’s board of directors. For the period from issuance in February 2003 through the end of the second quarter, undeclared dividends of $165,000 have cumulated. The Series 2003A Preferred Stock is convertible into common stock based upon a price of $1.05 per share for such common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate). Upon liquidation, the holders of the Series 2003A Preferred Stock will be entitled to a liquidation preference of $1,000 per share plus the amount of cumulated, unpaid dividends before any distributions shall be made to the holders of common stock or any other junior series or class of stock of the Company.

8. NEW ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement beginning for the fiscal quarter ended March 30, 2003. The application of the disclosure portion of this standard will have no impact on the Company’s consolidated financial position or results of operations. The FASB recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. The Company will continue to monitor the FASB’s progress on the issuance of this standard as well as to evaluate its position with respect to current guidance.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of this statement will have a material impact on the consolidated financial statements.

9. RECLASSIFICATIONS

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

10. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net income (loss), as reported	$(1,497)	$(938)	$2,688	$(54,726)
Foreign currency translation adjustment	63	223	96	215

Total comprehensive income (loss)	$(1,434)	$(715)	$2,784	$(54,511)

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

Replacement of Credit Facility

On June 25, 2003, COMFORCE, COI and various of their operating subsidiaries entered into the PNC Credit Facility with PNC, as a lender and administrative agent, and other financial institutions participating as lenders to provide for a $75.0 million revolving credit facility with available borrowings to be based upon a specified percentage of the Company’s eligible accounts receivable. At closing, the Company borrowed $32.7 million and repaid the Whitehall Credit Facility, which was thereupon terminated. The Whitehall Credit Facility, which the Company entered into in December 2000, as subsequently amended, provided for borrowings of up to $85.0 million. The Company incurred a write-off of deferred financing costs of $431,000 in the second quarter of 2003 related to the early retirement of the Whitehall Credit Facility.

Borrowings under the PNC Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (1) the greater of the base commercial lending rate of PNC as announced from time to time or the federal funds rate plus 0.5%, or (2) LIBOR plus a margin ranging from 2.5% if the Company’s fixed charged coverage ratio is greater than 1.30:1 to 3.0% if this ratio is 1.05:1 or less (with the initial margin fixed at 2.75% until September 1, 2003). The obligations evidenced by the PNC Credit Facility are collateralized by a pledge of the capital stock of COI and the other subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The agreements evidencing the PNC Credit Facility contain various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The scheduled maturity date of the PNC Credit Facility is June 24, 2007. The PNC Credit Facility affords the Company greater borrowing flexibility and has a maturity date close to three years beyond the maturity date of the Whitehall Credit Facility.

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

Results of Operations

Three Months Ended June 29, 2003 Compared to Three Months Ended June 30, 2002

Net sales of services for the three month period ended June 29, 2003 were $91.9 million, a decrease of 4.9% from net sales of services for the three month period ended June 30, 2002 of $96.7 million. The Company experienced a decrease in net sales of services in Staff Augmentation and Financial Outsourcing Services segments, partially offset by an increase in the Human Capital Management Services segment. Net sales of services in the Human Capital Management Services segment increased by $3.9 million or 9.4%, principally due to an increase in its client base. In the Staff Augmentation segment, the decrease of $8.0 million (15.2%) is principally attributable to reduced sales to IT and telecom customers, as a result of the continuing effects of the soft economy, partially offset by increased sales to healthcare support and technical services customers. Also, principally as a result of the current economic conditions and a reduced client base, net sales of services were lower by $697,000 (28.9%) in the Financial Outsourcing Services segment.

Cost of services for the three month period ended June 29, 2003 was 83.1% of net sales of services as compared to cost of services of 81.3% for the three month period ended June 30, 2002. The cost of services as a percentage of net sales for the three month period ended June 29, 2003 increased from the comparable period in 2002 principally as a result of a decrease in permanent placement fees, a decrease in Financial Outsourcing Services revenues, increased competitive pressures impacting fees and higher growth in Human Capital Management Services (which have a higher cost of services as a percentage of net sales of services).

Selling, general and administrative expenses as a percentage of net sales of services were 13.6% for the three month period ended June 29, 2003, compared to 14.3% for the three month period ended June 30, 2002. Management continued to undertake initiatives to reduce selling, general and administrative costs by renegotiating existing vendor contracts, reducing the size of or closing marginal offices, reducing back office support staff and re-evaluating incentive compensation plans, and has reduced costs as sales decreased. These costs were further reduced by lower commissions as a result of the decrease of sales discussed above.

Operating income for the three month period ended June 29, 2003 was $2.0 million as compared to operating income of $3.1 million for the three month period ended June 30, 2002. The decrease in operating income for the three month period ended June 29, 2003 is principally attributable to a decrease in sales and gross margins in Staff Augmentation and Financial Outsourcing Services segments, offset by a decrease in selling, general and administrative expenses discussed above.

The Company’s interest expense for the three month period ended June 29, 2003 was principally attributable to interest accrued on the Whitehall Credit Facility, the Convertible Notes and the Senior Notes and an assessment of $170,000 of interest as part of a settlement with the Internal Revenue Service (“IRS”) in connection with its audit of tax years 1999 through 2001. The interest expense was lower for the three month period ended June 29, 2003 as compared to the three month period ended June 30, 2002 principally due to lower market interest rates and lower borrowing levels under the Whitehall and PNC Credit Facilities as well as the retirement of PIK Debentures in the first quarter of 2003, partially offset by the assessment of interest in connection with the IRS settlement. See “Replacement of Credit Facility” and “Financial Condition, Liquidity and Capital Resources” in this Item 2.

The Company incurred a write-off of deferred financing costs of $431,000 in the second quarter of 2003 related to the early retirement of the Whitehall Credit Facility.

The gain on debt extinguishment realized by the Company during the three months ended June 29, 2003 was the result of the Company’s repurchase of Senior Notes from an unaffiliated holder, as described under “Financial Condition, Liquidity and Capital Resources,” below. As a result of this transaction, the Company recognized a gain on debt extinguishment of $983,000, which includes the reduction of approximately $37,000 of deferred financing costs, in the second quarter of 2003.

The income tax provision for the three month period ended June 29, 2003 was $573,000 on a loss before tax of $924,000. The income tax provision for the three month period ended June 30, 2002 was $153,000 on a loss before tax of $785,000. The difference between the federal statutory income tax rate and the Company’s effective tax rate (43.5% and 18.2% for the three months ended June 29, 2003 and June 30, 2002, respectively) relates primarily to interest expense associated with the PIK Debentures which were retired in the first quarter of 2003, state income taxes, and a disallowance for travel and entertainment expenses. Included in the income tax provision for the second quarter of 2003 is an assessment of $975,000 based on an income tax audit by the IRS for tax years 1999 through 2001.

Six Months Ended June 29, 2003 Compared to Six Months Ended June 30, 2002

Net sales of services for the six month period ended June 29, 2003 were $179.7 million, a decrease of 6.7% from net sales of services for the six month period ended June 30, 2002 of $192.6 million. The Company experienced a decrease in net sales of services in Staff Augmentation and Financial Outsourcing Services segments, partially offset by an increase in the Human Capital Management Services segment. Net sales of services in the

Human Capital Management Services segment increased by $7.9 million or 9.8%, principally due to an increase in its client base. In the Staff Augmentation segment, the decrease of $19.2 million (17.8%) is principally attributable to reduced sales to IT and telecom customers, as a result of the continuing effects of the soft economy, partially offset by increased sales to healthcare support and technical services customers. Also, principally as a result of the current economic conditions and a reduced client base, net sales of services were lower by $1.6 million (33.5%) in the Financial Outsourcing Services segment.

Cost of services for the six month period ended June 29, 2003 was 82.8% of net sales of services as compared to cost of services of 81.7% for the six month period ended June 30, 2002. The cost of services as a percentage of net sales for the six month period ended June 29, 2003 increased from the comparable period in 2002 principally as a result of a decrease in permanent placement fees, a decrease in Financial Outsourcing Services revenues, increased competitive pressures impacting fees and higher growth in Human Capital Management Services (which have a higher cost of services as a percentage of net sales of services).

Selling, general and administrative expenses as a percentage of net sales of services were 13.3% for the six month period ended June 29, 2003, compared to 14.4% for the six month period ended June 30, 2002. Excluding the $1.6 million insurance recovery related to uncollectible funding and service fees receivable that were written-off in the fourth quarter of 2001, selling, general and administrative expenses as a percentage of net sales of services were 14.2% for the six month period ended June 29, 2003. Management continued to undertake initiatives to reduce selling, general and administrative costs by renegotiating existing vendor contracts, reducing the size of or closing marginal offices, reducing back office support staff and re-evaluating incentive compensation plans, and has reduced costs as sales decreased. These costs were further reduced by lower commissions as a result of the decrease of sales discussed above.

Operating income for the six month period ended June 29, 2003 was $4.9 million as compared to operating income of $5.5 million for the six month period ended June 30, 2002. The decrease in operating income for the six month period ended June 29, 2003 is principally attributable to a decrease in sales and gross margins in Staff Augmentation and Financial Outsourcing Services segments, partially offset by the $1.6 million insurance claim recovery discussed above.

The gain on debt extinguishment realized by the Company during the six months ended June 29, 2003 was the result of the Company’s repurchase of Senior Notes in the second quarter of 2003 and the Company’s exchange and repurchase of PIK Debentures in the first quarter of 2003 (see “Financial Condition, Liquidity and Capital Resources,” below). As a result of these transactions, the Company recognized a gain on debt extinguishment of $8.8 million, which includes the reduction of approximately $277,000 of deferred financing costs, in the first six months of 2003.

The Company’s interest expense for the six month period ended June 29, 2003 was principally attributable to interest accrued on the Whitehall Credit Facility, the Convertible Notes and the Senior Notes and an assessment of $170,000 of interest as part of a settlement with the IRS in connection with its audit of tax years 1999 through 2001. The interest expense was lower for the six month period ended June 29, 2003 as compared to the three month period ended June 30, 2002 principally due to lower market interest rates and lower borrowing levels under the Whitehall and PNC Credit Facilities as well as the retirement of PIK Debentures in the first two quarters of 2003, partially offset by the assessment of interest in connection with the IRS settlement. See “Replacement of Credit Facility” and “Financial Condition, Liquidity and Capital Resources” in this Item 2.

The Company incurred a write-off of deferred financing costs of $431,000 in the second quarter of 2003 related to the early retirement of the Whitehall Credit Facility.

The income tax provision for the six month period ended June 29, 2003 was $3.8 million on income before tax of $6.5 million. The income tax benefit for the six month period ended June 30, 2002 was $429,000 on a loss before tax and cumulative effect of a change in accounting principle of $2.3 million. The difference between the federal statutory income tax rate and the Company’s effective tax rate (43.5% and 18.2% for the six months ended June 29, 2003 and June 30, 2002, respectively) relates primarily to interest expense associated with the PIK Debentures, state income taxes, and a disallowance for travel and entertainment expenses. Included in income tax for the six months ended June 29, 2003 is an assessment of $975,000 based on an income tax audit by the IRS for tax years 1999 through 2001.

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

During the three months ended June 29, 2003, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below. The following table represents contractual commitments associated with operating agreements (excluding interest on debt obligations):

	Payments due by period (in thousands)
	2003	2004	2005-6	2007	Thereafter
Operating Leases	$3,184	$2,418	$3,157	$1,177	$2,645
PNC Credit Facility—principal repayments	—	—	—	32,746	—
Senior Notes - principal repayments	—	—	—	85,000	—
Convertible Notes - principal repayments	—	—	—	—	9,135

Total	$3,184	$2,418	$3,157	$118,923	$11,780

The Company also had standby letters of credit outstanding at June 29, 2003 in the aggregate amount of $3.8 million.

During the three month period ended June 29, 2003, the Company’s primary sources of funds to meet working capital needs were from borrowings under the Whitehall Credit Facility. Effective June 25, 2003, the Company retired the Whitehall Credit Facility upon entering into the PNC Credit Facility. See “Replacement of Credit Facility” above in this Item 2. Cash and cash equivalents decreased $2.1 million during the six-month period ended June 29, 2003. Cash flows provided by operating activities of $2.8 million were exceeded by cash flows used in financing activities of $4.5 million and cash flows used in investing activities of $425,000.

As of June 29, 2003, the Company had outstanding $32.7 million principal amount under the PNC Credit Facility bearing interest at PNC’s base rate, which was 4.25% per annum. At such date, the Company had remaining availability based upon then outstanding eligible accounts receivable of $19.0 million.

During the quarter ended June 29, 2003, the Company also retired the balance of the $42,000 principal amount of PIK Debentures outstanding, which bore interest at a rate of 15% per annum. At June 29, 2003, the Company also had outstanding $85.0 million principal amount of Senior Notes bearing interest at a rate of 12% per annum and $9.1 million principal amount of Convertible Notes bearing interest at the rate of 8% per annum. As more fully described below, interest on the Convertible Notes may be satisfied through the issuance of new Convertible Notes through December 1, 2003. Through the last interest payment date on June 1, 2003, the Company elected to issue new Convertible Notes to pay interest due thereon and expects to continue to do so through December 1, 2003.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI. Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE. The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than (1) to upstream $2.0 million annually to pay public company expenses, (2) to upstream up to $10.0 million to pay income tax related to deemed forgiveness of PIK Debentures to facilitate the purchase or exchange by COMFORCE of PIK Debentures at less than par, (3) under certain circumstances in connection with a disposition of assets, to upstream proceeds therefrom to repay the PIK Debentures, and (4) to upstream funds to the extent COI meets the restricted payments test under the indenture, the most significant component of which is based upon a percentage of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision. Management believes that $2.0 million annually (if COI has funds available for this purpose) will be sufficient to pay COMFORCE’s annual public company expenses for the foreseeable future. Principally as a result of losses incurred by COI in fiscal 2002 and prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture. It is anticipated that COI must generate net income of approximately $4.1 million before it will be able to upstream funds to COMFORCE under the restrictive payments test of the indenture. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997.

Through December 1, 2003, interest on the Convertible Notes is payable, at the option of COMFORCE, in cash or in kind through the issuance of additional Convertible Notes. To date, COMFORCE has paid all interest under the Convertible Notes in kind. Beginning with the interest payment due June 1, 2004, COMFORCE will be required to pay interest on the Convertible Notes in cash. Its ability to do so is expected to be dependent on its availability of funds for this purpose, whether through borrowings by COI under the PNC Credit Facility, funds from COI’s operations or otherwise, and on COI’s ability to upstream funds in accordance with the restricted payments test under the indenture for the Senior Notes. COMFORCE’s ability to repay Convertible Notes at their maturity on December 2, 2009, or on any earlier required repayment or repurchase dates, will also be dependent on any restrictions under its loan agreements as then in effect and availability of funds.

The holder of the Convertible Notes, which is a partnership in which John Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest, has advised that it will agree to extend the payment-in-kind terms if the Company does not have adequate availability under the indenture to upstream funds to make cash payments of interest on the Convertible Notes commencing June 1, 2004. The Company expects to pay appropriate consideration to the holder for agreeing to this accommodation as may be negotiated by the parties upon the recommendation of an independent financial advisor.

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

In February 2003, the Company issued $6.1 million face amount of its new Series 2003A Preferred Stock having a fair market value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures (including accrued interest) from a related party and repurchased additional PIK Debentures ($59,000 including interest) from unrelated parties for a cash payment of $21,000. As a result of this transaction, the Company recognized a gain on debt extinguishment of $7.8 million, which includes the reduction of approximately $240,000 of deferred financing costs, in the second quarter of 2003. The purpose of this transaction was to improve the Company’s balance sheet through the elimination of $12.0 million of high interest rate debt (15% per annum), principally through the issuance of equity securities.

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

In June 2003, the Company repurchased $2.0 million principal amount of Senior Notes for $980,000, resulting in a gain on debt extinguishment of $983,000, which includes the reduction of approximately $37,000 of deferred financing costs.

As of June 29, 2003, approximately $60.2 million, or 39.5%, of the Company’s total assets were goodwill recorded in connection with the Company’s acquisitions. Effective at the beginning of fiscal 2002, the Company ceased recording amortization expense relating to goodwill amounting to approximately $4.2 million annually upon its required adoption of a new accounting standard (SFAS 142). The Company evaluated the recoverability of goodwill on its books under the new standards under SFAS 142 at its adoption in the first quarter of 2002, resulting in its write-off of $55.0 million of goodwill in that quarter, and again in the fourth quarter of 2002, resulting in an additional write-off of $19.0 million of goodwill in that quarter. The Company must test goodwill for impairment in accordance with the provisions of SFAS 142 at least annually. If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements throughout 2003. Although the Company has made significant progress in improving its capital structure, most recently through the elimination of debt in connection with its repurchase of PIK Debentures and Senior Notes during the first six months of 2003, management expects to continue to seek opportunities to further eliminate high interest rate debt on favorable terms.

Impact of Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement for the current fiscal quarter ended June 29, 2003. The application of the disclosure portion of this standard will have no impact on the Company’s consolidated financial position or results of operations. The FASB recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. The Company will continue to monitor the FASB’s progress on the issuance of this standard as well as to evaluate its position with respect to current guidance.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The

Company does not believe that the adoption of this statement will have a material impact on the consolidated financial statements.

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

Forward Looking Statements

Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to the following: a continuation of the current recessionary environment, particularly in the aircraft manufacturing, telecom, information technology and other sectors served by the Company (which may reflect cyclical conditions or, particularly in the case of telecom, fundamental changes in these industries), could further reduce demand for contingent personnel and further heighten the competition for customers, resulting in lower revenues and margins and affecting the Company’s ability to continue to meet the financial covenants under the PNC Credit Facility; the Company’s significant leverage may leave it with a diminished ability to obtain additional financing for working capital or other capital expenditures, for retiring higher interest rate debt or for otherwise improving the Company’s competitiveness and capital structure or expanding its operations; SFAS 142, which requires the Company to evaluate at least annually the recoverability of goodwill on its books, could cause the Company to write-off goodwill in future periods (in addition to the write-offs of $74.0 million in 2002), which could have a material adverse impact on the Company’s financial condition and results of operations; or, if COI fails to generate sufficient consolidated net income (after covering its cumulative deficit at June 29, 2003 of $4.1 million) or to have other funds available to upstream to COMFORCE under the restricted payments test of the Senior Notes indenture in order for it to pay cash interest on the Convertible Notes (which is required beginning on June 1, 2004) or to repay the Convertible Notes at their maturity on December 2, 2009, or on any earlier required repayment or repurchase date, then, unless COMFORCE obtains a loan or sells its capital stock or other securities to provide funds for this purpose, the Company will default under the indenture governing the Senior Notes and under the PNC Credit Facility.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

10.1 Revolving Credit and Security Agreement dated as of June 25, 2003 among the Company, PNC Bank, National Association, as lender and administrative agent, and other named lenders.

10.2 Fourth Amendment to Employment Agreement dated as of August 1, 2003 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry V. Maccarrone, as previously amended by Amendment dated as of January 23, 2001, September 27, 2001 and July 1, 2002.

99.1 Certification of chief executive officer and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The Company filed a current report on Form 8-K on May 9, 2003 to furnish its press release reporting results for the quarter ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

COMFORCE Corporation

By:	/s/ Harry V. Maccarrone
Harry V. Maccarrone, Executive Vice President and Chief Financial Officer

Date: August 11, 2003

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

Date: August 11, 2003

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

Date: August 11, 2003

/s/ Harry V. Maccarrone
Harry V. Maccarrone,
Executive Vice President and Chief Financial Officer