Form 10-Q
period 2003-09-28
COMFORCE CORP
filed 2003-11-12
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 28, 2003
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at November 11, 2003
   ----------------------------                --------------------------------
   Common stock, $.01 par value                       16,659,394 shares

                              COMFORCE Corporation

                                      INDEX

                                                                           Page
                                                                          Number

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements..................................................3
         Consolidated Balance Sheets at September 28, 2003 (unaudited)
             and December 29, 2002.............................................3

         Consolidated Statements of Operations for the three and nine months ended September 28, 2003 and
             September 29, 2002 (unaudited)....................................4

         Consolidated Statements of Cash Flows for the nine months
             ended September 28, 2003 and September 29, 2002 (unaudited).......5

         Notes to Unaudited Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................13

Item 3.  Quantitative and Qualitative Disclosure about Market Risk............20

Item 4.  Controls and Procedures..............................................21

PART II  OTHER INFORMATION....................................................21

Item 1.  Legal Proceedings ...................................................21

Item 2.  Changes in Securities and Use of Proceeds (not applicable)...........21

Item 3.  Defaults Upon Senior Securities (not applicable).....................21

Item 4.  Submission of Matters to a Vote of Security Holders
              (not applicable)................................................21

Item 5.  Other Information ...................................................22

Item 6.  Exhibits and Reports on Form 8-K   ..................................22


SIGNATURES....................................................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      COMFORCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                         September 28, 2003          December 29, 2002
                                                                       -----------------------    ----------------------
    Assets                                                                  (unaudited)

    Current assets:
         Cash and cash equivalents                                     $                4,915          $           6,378
         Accounts receivable, net                                                      51,891                     45,244
         Funding and service fees receivable, net                                      22,175                     28,365
         Prepaid expenses and other current assets                                      5,598                      6,391
         Deferred income taxes, net                                                     2,741                      1,858
                                                                       -----------------------    ----------------------
                  Total current assets                                                 87,320                     88,236

    Property and equipment, net                                                         9,196                     11,612
    Intangible assets, net                                                                148                        198
    Goodwill, net                                                                      32,242                     60,242
    Deferred financing costs, net                                                       2,432                      2,576
                                                                       -----------------------    ----------------------
                  Total assets                                         $              131,338     $              162,864
                                                                       =======================    ======================

    Liabilities and Stockholders' Deficit

    Current liabilities:
         Accounts payable                                              $                1,614     $                2,957
         Accrued expenses                                                              44,101                     37,893
                                                                       -----------------------    ----------------------
                  Total current liabilities                                            45,715                     40,850

    Long-term debt                                                                    124,135                    142,779
    Deferred income taxes, net                                                            161                        161
    Other liabilities                                                                     144                        315
                                                                       -----------------------    ----------------------
                  Total liabilities                                                   170,155                    184,105
                                                                       -----------------------    ----------------------

    Commitments and contingencies
    Stockholders' deficit:
          Common stock, $.01 par value; 100,000,000 shares authorized;
                 16,659,379 shares and 16,659,360 shares issued and outstanding at September 28, 2003 and
                 December 29, 2002, respectively                                          167                        167
         Convertible preferred stock                                                    4,817                         --
         Additional paid-in capital                                                    50,501                     49,588
         Accumulated other comprehensive income (loss)                                     49                        (47)
         Accumulated deficit                                                          (94,351)                   (70,949)
                                                                       -----------------------    ----------------------
                  Total stockholders' deficit                                         (38,817)                   (21,241)
                                                                       -----------------------    ----------------------
                  Total liabilities and stockholders' deficit          $              131,338      $             162,864
                                                                       =======================    ======================

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
                                   (unaudited)

                                                                      Three Months Ended                   Nine Months Ended
                                                                 Sept. 28,          Sept. 29,        Sept. 28,          Sept. 29,
                                                                    2003              2002              2003              2002
                                                                -------------     --------------    -------------     --------------

Revenue:
      Net sales of service                                         $ 96,343       $     97,906        $ 276,027        $   290,486

Costs and expenses:
     Cost of services                                                80,437             80,361          229,218            237,758
     Selling, general and administrative expenses                    13,334             13,599           37,209             41,279
     Goodwill impairment                                             28,000                 --           28,000                 --
     Depreciation and amortization                                    1,090              1,004            3,207              2,985
                                                                -------------     --------------    -------------     --------------
              Total costs and expenses                              122,861             94,964          297,634            282,022
                                                                -------------     --------------    -------------     --------------
Operating (loss) income                                             (26,518)             2,942          (21,607)             8,464
                                                                -------------     --------------    -------------     --------------

Other income (expense):
     Interest expense                                                (3,267)            (4,131)         (10,678)           (12,171)
     Write-off of deferred financing costs                               --                 --             (431)                --
     Gain on debt extinguishment                                         --                 --            8,774                 --
     Other income, net                                                  (26)                55              619                218
                                                                -------------     --------------    -------------     --------------
                                                                     (3,293)            (4,076)          (1,716)           (11,953)
                                                                -------------     --------------    -------------     --------------

Loss before tax and a cumulative effect of a change in
     accounting principle                                           (29,811)            (1,134)         (23,323)            (3,489)
Provision (benefit) for income taxes                                 (3,721)              (340)              79               (769)
                                                                -------------     --------------    -------------     --------------

            Loss before a cumulative effect of a change in
                accounting principle                                (26,090)              (794)         (23,402)            (2,720)

Cumulative effect of a change in accounting principle --
     goodwill impairment, net of tax benefit                             --                 --               --            (52,800)
                                                                -------------     --------------    -------------     --------------
            Net loss                                              $ (26,090)          $   (794)       $ (23,402)         $ (55,520)
                                                                =============     ==============    =============     ==============

Dividends on preferred stock                                            381                 --              546                 --
                                                                -------------     --------------    -------------     --------------
Loss attributable to common stockholders                          $ (26,471)          $   (794)       $ (23,948)         $ (55,520)
                                                                =============     ==============    =============     ==============

Basic and diluted loss per common share:
     Loss before a cumulative effect of a change in
         accounting principle                                      $  (1.59)                  $        $  (1.44)        $    (0.16)
                                                                                         (0.05)
     Cumulative effect of a change in accounting principle
         -goodwill impairment                                             --                 --              --              (3.17)
                                                                -------------     --------------    -------------     --------------
     Net loss                                                      $  (1.59)        $    (0.05)        $  (1.44)        $    (3.33)
                                                                =============     ==============    =============     ==============

Weighted average common shares outstanding,
     basic and diluted                                               16,659             16,659           16,659             16,659
                                                                =============     ==============    =============     ==============

The accompanying notes are an integral part of the unaudited consolidated financial statements.


                      COMFORCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                                       Nine Months Ended
                                                                             ---------------------------------------
                                                                               September 28,        September 29,
                                                                                   2003                  2002
                                                                             ------------------    -----------------
  Cash flows from operating activities:
    Net loss                                                                       $   (23,402)      $  (55,520)
    Adjustments to reconcile net loss
           to net cash provided by operating activities:
          Depreciation and amortization                                                  3,207            2,985
          Amortization of deferred financing fees                                          527              682
          Issuance of notes in lieu of interest                                            351            1,104
          Gain on repurchase of Senior Notes                                              (983)              --
          Gain on repurchase of PIK Debentures                                          (7,791)              --
          Write-off of deferred financing fees                                             431               --
          Write-off of goodwill, net of tax                                                 --           52,800
          Goodwill impairment                                                           28,000               --
          Gain on sale of fixed assets                                                      --             (156)
          Deferred income tax expense                                                     (883)              --
    Changes in assets and liabilities, net of effects of acquisitions of businesses:
          Accounts receivable and funding service fees receivable                         (361)           4,652
          Prepaid expenses and other current assets                                       (328)             932
          Accounts payable and accrued expenses                                          4,675            4,783
          Decrease in income tax expense                                                 1,121              810
                                                                             ------------------    -----------------
  Net cash provided by operating activities                                              4,564           13,072
                                                                             ------------------    -----------------

  Cash flows from investing activities:
          Purchases of property and equipment                                             (673)          (2,504)
          Cash proceeds from sale of fixed assets                                           --              434
          Payments of contingent consideration                                              --             (323)
                                                                             ------------------    -----------------
  Net cash used in investing activities                                                   (673)          (2,393)
                                                                             ------------------    -----------------

  Cash flows from financing activities:
       Net repayments under capital lease obligations                                     (204)            (135)
       Net repayments under line of credit agreements                                   (3,000)          (9,917)
       Repurchase of Senior Notes and PIK Debentures                                    (1,042)              --
       Debt financing costs                                                             (1,108)            (221)
                                                                             ------------------    -----------------
  Net cash used in financing activities                                                 (5,354)         (10,273)
                                                                             ------------------    -----------------

  Net (decrease) increase in cash and cash equivalents                                  (1,463)             406
       Cash and cash equivalents at beginning of period                                  6,378            4,067
                                                                             ------------------    -----------------
       Cash and cash equivalents at end of period                            $           4,915        $   4,473
                                                                             ==================    =================

  Supplemental disclosures:
       Cash paid for:
           Interest                                                                  $   6,419        $   7,001
           Income taxes                                                                    329              362
  Supplemental schedule of significant non-cash financing activities:
       Issuance of 2003A Convertible Preferred Stock in exchange for PIK
           Debentures                                                                $   4,304               --
       Issuance of 2003B Convertible Preferred Stock in exchange for
           Subordinated Convertible Notes                                                  513               --
       Exchange of PIK Debentures for the Issuance of 2003A Convertible
           Preferred Stock                                                              12,335               --
       Exchange of 8% Subordinated Convertible Notes for the issuance of
           2003B Convertible Preferred Stock                                             2,052               --
       Contribution of capital as a result of the exchange of 8%
           Subordinated Convertible Notes                                                  913               --

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                      COMFORCE CORPORATION AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

     The accompanying unaudited interim consolidated financial statements of COMFORCE Corporation ("COMFORCE") and its subsidiaries, including COMFORCE Operating, Inc. ("COI") (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002. The results for the three and nine months ended September 28, 2003 are not necessarily indicative of the results of operations for the entire year.

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

     The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized for any employees, officers or directors. Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method in SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                               Three months ended                     Nine months ended
                                        --------------- --- --------------     -------------- -- ---------------
                                        Sept. 28, 2003        Sept. 29,          Sept. 28,       Sept. 29, 2002
                                                                2002               2003
                                                       (in thousands, except per share amounts)

Net loss as reported                        $ (26,090)          $   (794)         $ (23,402)        $   (55,520)


Deduct: Total stock-based employee
         compensation expense
         determined under fair value
         based method for all awards,
         net of related tax effects                 7                 35                 23                 103
                                        ---------------     --------------     --------------    ---------------
Pro forma loss                              $ (26,097)          $   (829)         $ (23,425)         $  (55,623)
                                        ===============     ==============     ==============    ===============

Loss per share:
         Basic and diluted - as
              reported                      $   (1.59)         $   (0.05)          $  (1.44)         $    (3.33)
         Basic and diluted-pro forma
                                                (1.59)             (0.05)             (1.44)              (3.34)


3. DEBT

     Notes payable and long-term debt at September 28, 2003 and December 29, 2002 consisted of (in thousands):

                                                                                September 28,        December 29,
                                                                                     2003               2002
                                                                              -------------------    ------------
        12% Senior Notes, due 2007                                               $  85,000            $  87,000
        15% Senior Secured PIK Debentures, due 2009                                     --               11,995
        8% Subordinated Convertible Notes due 2009                                   7,135                8,784
        Revolving line of credit, due August 31, 2004, with interest payable monthly at LIBOR plus 3.00% with a weighted average
             rate of 4.64% at December 29, 2002                                         --               35,000
        Revolving line of credit, due June 24, 2007, with interest payable monthly at LIBOR plus 2.75% with a weighted average rate of
             3.87% at September 28, 2003                                             32,000                  --
                                                                              -------------------    ------------
        Total long-term debt                                                     $  124,135           $ 142,779
                                                                              ===================    ============

     In June 2003, COMFORCE, COI and various of their operating subsidiaries entered into a Revolving Credit and Security Agreement (the "PNC Credit Facility") with PNC Bank, National Association, as a lender and administrative agent ("PNC") and other financial institutions participating as lenders to provide for a $75.0 million revolving credit facility with available borrowings to be based upon a specified percentage of the Company's eligible accounts receivable. At closing, the Company borrowed $32.7 million and repaid the Company's then existing revolving credit facility agented by Whitehall Business Credit Corporation (the "Whitehall Credit Facility"), which was thereupon terminated. The Whitehall Credit Facility, which the Company entered into in December 2000, as subsequently amended, provided for borrowings of up to $85.0 million. The Company wrote-off approximately $431,000 of deferred financing costs in the second quarter of 2003 for the early retirement of the Whitehall Credit Facility.

     Borrowings under the PNC Credit Facility bear interest, at the Company's option, at a per annum rate equal to either (1) the greater of the base commercial lending rate of PNC as announced from time to time or the federal funds rate plus 0.5%, or (2) LIBOR plus a margin ranging from 2.5% if the Company's fixed charged coverage ratio is greater than 1.30:1 to 3.0% if this ratio is 1.05:1 or less (with the initial margin fixed at 2.75% until September 1, 2003). The obligations evidenced by the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The agreements evidencing the PNC Credit Facility contain various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The scheduled maturity date of the PNC Credit Facility is June 24, 2007. The PNC Credit Facility affords the Company greater borrowing flexibility and has a maturity date close to three years beyond the maturity date of the Whitehall Credit Facility. As of September 28, 2003, the Company had remaining availability based upon then outstanding eligible accounts receivable of $24.7 million based upon the borrowing base formula.

     In February 2003, the Company issued $6.1 million face amount of its new Series 2003A Convertible Preferred Stock ("Series 2003A Preferred Stock") having a fair market value of $4.3 million in exchange for $12.3 million of its outstanding 15% Senior Secured PIK Debentures, due 2009 ("PIK Debentures"),
including accrued interest, in a transaction with a related party, and repurchased additional PIK Debentures ($59,000 including interest) from unrelated parties for a cash payment of $21,000. The remaining PIK Debentures were subsequently redeemed in May 2003.

     In June 2003, the Company repurchased from unrelated parties $2.0 million principal amount of its 12% Senior Notes due 2007 ("Senior Notes") for $980,000, resulting in a gain on debt extinguishment of $983,000, which includes the reduction of approximately $37,000 of deferred financing costs.

     Effective as of September 26, 2003, the Company issued 513 shares of its Series 2003B Convertible Preferred Stock ("Series 2003B Preferred Stock") having an aggregate face amount and fair market value of $513,000 in exchange for $2.0 million principal amount of the Company's 8.0% Subordinated Convertible Notes due 2009 (the "Convertible Notes"), plus accrued interest, in a transaction with a related party, which is a partnership in which John Fanning, the Company's chairman and chief executive officer, holds the principal economic interest. As a result of this transaction, the Company recorded a contribution to capital of $913,000, net of taxes, in lieu of recognizing a gain on the extinguishment of debt. See note 7.

     The debt service costs associated with the Convertible Notes may be satisfied through issuance of new Convertible Notes through December 1, 2003. Beginning with the interest payment due June 1, 2004, COMFORCE will be required to pay interest on the Convertible Notes in cash. Its ability to do so is expected to be dependent on its availability of funds for this purpose, whether through borrowings by COI under its new revolving credit facility agented by PNC Bank, National Association, funds from COI's operations or otherwise, and on COI's ability to upstream funds in accordance with the restricted payments test under the indenture for the Senior Notes. COMFORCE's ability to repay Convertible Notes at their maturity on December 2, 2009, or on any earlier required repayment or repurchase dates, will also be dependent on any restrictions under its loan agreements as then in effect and availability of funds.

     Under the indenture governing the Senior Notes, COI is subject to restrictions in upstreaming funds to its parent COMFORCE. The Company does not currently have sufficient availability under the indenture to make a cash payment of semi-annual interest under the Convertible Notes. Management believes that $2.0 million annually (if COI has funds available for this purpose) will be sufficient to pay COMFORCE's annual public company expenses for the foreseeable future. Principally as a result of losses incurred by COI in fiscal 2002 and nine months ended September 28, 2003 and prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture. It is anticipated that COI must generate net income of approximately $5.5 million before it will be able to upstream funds to COMFORCE under the restrictive payments test of the indenture. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997. The holder of the Convertible Notes, which, as described above and in note 7, is a partnership in which the Company's chairman and chief executive officer holds the principal economic interest, has advised that it will agree to extend the payment-in-kind terms or make other mutually acceptable arrangements if the Company does not have adequate availability under the indenture to upstream funds to make cash payments of interest on the Convertible Notes commencing June 1, 2004. The Company expects to pay appropriate consideration to the holder for agreeing to this accommodation as may be negotiated by the parties in consultation with an independent financial advisor.

4. FISCAL YEAR

     In March 2001, the Company's Board of Directors adopted a resolution to change the Company's fiscal year, which was previously a calendar year. Beginning in 2001, the fiscal year consists of the 52 or 53 weeks ending on the last Sunday in December. Accordingly, the Company's current fiscal year will end on Sunday, December 28, 2003.

5. LOSS PER SHARE

     Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted loss attributable to common stockholders per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price, as well the conversion of the Convertible Note and Preferred Stock into shares of common stock to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted loss per share computation (in thousands):



                                               Three Months Ended                     Nine Months Ended
                                        ----------------------------------     ---------------------------------
                                         Sept. 28, 2003        Sept. 29,          Sept. 28,       Sept. 29, 2002
                                                                2002               2003
Numerator:

  Loss before a cumulative effect of
       a change in accounting
       principle                            $ (26,090)          $   (794)         $ (23,402)         $  (2,720)

  Cumulative effect of a change in
       accounting principle-goodwill
       impairment, net of tax benefit              --                 --                 --            (52,800)
                                        ---------------     --------------     --------------    ---------------

  Net Loss                                  $ (26,090)          $   (794)         $ (23,402)        $  (55,520)

Dividends on preferred stock                      381                 --                546                 --
                                        ---------------     --------------     --------------    ---------------

  Loss available to common
       stockholders                         $ (26,471)          $   (794)         $ (23,948)         $ (55,520)
                                        ===============     ==============     ==============    ===============

Denominator:


  Weighted average common shares
       outstanding, basic and diluted          16,659             16,659             16,659             16,659

     Outstanding options and warrants to purchase shares of common stock, representing approximately 4.0 million shares of common stock, were not included in the computations of diluted net loss per share for the three and nine months ended September 28, 2003 because their effect would be anti-dilutive. In addition, 4.2 million shares issuable upon conversion of the Convertible Notes and 7.1 million shares issuable upon conversion of preferred stock were excluded from the September 28, 2003 calculation as their effect would have been anti-dilutive.

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

     The accounting  policies of the segments are the same as those described in note 2 to the consolidated financial statements of the Company included in the Company's Annual Report on Form 10-K for the year ended December 29, 2002. COMFORCE evaluates the performance of its segments and allocates resources to them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses. Assets of the operating segments reflect primarily net accounts receivable and goodwill associated with segment activities; all other assets are included as corporate assets. The Company does not account for expenditures for long-lived assets on a segment basis.

     The table below presents information on the revenues and operating contribution for each segment for the three and nine months ended September 28, 2003 and September 29, 2002, and items which reconcile segment operating contribution to COMFORCE's reported pre-tax loss before a cumulative effect of a change in accounting principle (in thousands):


                                            Three Months Ended                                 Nine Months Ended
                              -----------------------------------------------    ----------------------------------------------
                                     September 28,             September 29,            September 28,           September 29,
                                         2003                      2002                     2003                    2002
Net sales of services:
     Staff Augmentation               $   47,948                $   52,902               $  136,544              $  160,716
     Human Capital
         Management Services              46,667                    42,898                  134,659                 123,006
     Financial Outsourcing
         Services                          1,728                     2,106                    4,824                   6,764
                                      ----------                ----------               ----------              ----------
                                      $   96,343                $   97,906               $  276,027              $  290,486
                                      ==========                ==========               ==========              ==========

Operating contribution:
    Staff Augmentation(1)             $  (23,965)               $    4,897               $  (17,224)             $   14,249
    Human Capital
         Management Services               1,277                     1,089                    5,309                   3,996
    Financial Outsourcing
         Services (2)                      1,178                     1,510                    4,808                   4,290
                                      ----------                ----------               ----------              ----------
                                         (21,510)                    7,496                   (7,107)                 22,535
                                      ----------                ----------               ----------              ----------

Consolidated expenses
         (income):
    Corporate general and
         administrative
         expenses                          3,918                     3,550                   11,293                  11,086
    Depreciation and
         amortization                      1,090                     1,004                    3,207                   2,985
    Interest and other, net                3,293                     4,076                   10,059                  11,953
   Write-off of deferred
         financing costs                      --                        --                      431                      --
   Gain on debt
         extinguishment                       --                        --                   (8,774)                     --
                                      ----------                ----------               ----------              ----------
                                           8,301                     8,630                   16,216                  26,024
                                      ----------                ----------               ----------              ----------
Loss before tax and a
     cumulative effect of a
     change in accounting
     principle                        $  (29,811)               $   (1,134)              $  (23,323)             $   (3,489)
                                      ==========                ==========               ==========              ==========



                              At September 28, 2003        December 29, 2002
                              -----------------------    --------------------
Total assets:
    Staff Augmentation                $   50,234                $   73,382
    Human Capital
         Management Services              33,899                    32,104
    Financial Outsourcing
         Services                         22,175                    28,365
   Corporate                              25,030                    29,013
                                      ----------                ----------
                                      $  131,338                $  162,864
                                      ==========                ==========

     (1) The Company recorded a goodwill impairment charge of $28.0 million during the third quarter of 2003 as a charge against operating income in accordance with the provisions of SFAS 142. See note 11.

     (2) Included in the nine months ended September 28, 2003 is a $1.6 million insurance recovery recorded in the first quarter of 2003 that related to funding and services fees receivable of $2.4 million which were written off in the fourth quarter of 2001.

7. PREFERRED STOCK

     In February 2003, the Company issued $6.1 million face amount (6,100 shares) of its new Series 2003A Preferred Stock having a fair market value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures
(including accrued interest) from the Fanning CPD Assets, LP, a limited partnership in which John C. Fanning, the Company's chairman and chief executive officer, holds the principal economic interest (the "Fanning Partnership").
Rosemary Maniscalco, a director of the Company, is the general partner of the Fanning Partnership, but has no pecuniary interest therein. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company's independent directors approved the terms of the transaction. The consideration paid to the Fanning Partnership in February 2003 for the principal amount of the PIK Debentures exchanged in this transaction approximated in value the consideration that the Fanning Partnership had previously been paid to the unrelated third party sellers of the PIK Debentures. The Company's offer to exchange PIK Debentures for Series 2003A Preferred Stock was extended to all holders of the PIK Debentures that remained outstanding.

In September 2003, the Company issued shares of its Series 2003B Preferred Stock having a face amount and fair market value of $513,000 (513 shares) in exchange for $2.0 million aggregate amount of the Company's 8.0% Subordinated Convertible Notes due 2009 (the "Convertible Notes"), plus accrued interest, in a transaction with the Fanning Partnership. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company's directors approved the terms of the transaction. The consideration paid to the Fanning Partnership in September 2003 for the principal amount of the Convertible Notes exchanged in this transaction was substantially less than the consideration paid by the Fanning Partnership for the securities it had previously exchanged for the Convertible Notes. As a result, the Company has treated this transaction as a contribution to capital and has recorded an additional $913,000 to additional paid-in capital. In addition, the conversion price of $0.54 per share for the Series 2003B Preferred Stock, as discussed below, represents the average closing price of the common stock for the 15 trading days immediately preceding the date of the effective date of the transaction (September 26, 2003), it was lower than the $0.82 per share closing price as of the effective date. As a result of this beneficial conversion feature, the Company recorded a preferred stock dividend of $266,000 in the third quarter of fiscal 2003.

     The rights and preferences of the Series 2003A and Series 2003B Preferred Stock are substantially identical except that conversion price is $1.05 for the Series 2003A Preferred Stock and $0.54 for the Series 2003B Preferred Stock. The conversion price is the price at which a holder of shares of Series 2003A or 200B Preferred Stock may convert such shares into common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate).

     Each share of Series 2003A and 2003B Preferred Stock has a face amount of $1,000, and bears annual cumulative dividends of $75 per share (7.5% per annum). As of September 28, 2003, there were cumulative unpaid dividends of $280,000. Upon liquidation, the holders of the Series 2003A and 2003B Preferred Stock will be entitled to a liquidation preference of $1,000 per share plus the amount of accumulated, unpaid dividends before any distributions shall be made to the holders of common stock or any other junior series or class of stock of the Company. Unless the holders of two-thirds of the shares of Series 2003A and 2003B Preferred Stock outstanding shall have otherwise consented, no series or class of preferred stock having rights or preferences that are not junior to the Series 2003A and 2003B Preferred Stock shall be issued by the Company.

     The Company can only pay dividends on the Series 2003A and 2003B Preferred Stock if (i) dividends can legally be paid in accordance with Delaware law, (ii) the Company's board of directors, in its discretion upon the exercise of its fiduciary duties, declares that a dividend be paid, (iii) payment of the dividend is permitted under the terms of the PNC Credit Facility, and (iv) the Company has sufficient funds to upstream in accordance with the restricted payments tests under the indenture governing the Senior Notes.

     In the event that the conversion of Series 2003A and 2003B Preferred Stock into common stock of COMFORCE would result in either (i) the occurrence of a "change of control" as defined in the indenture governing COI's Senior Notes, or
(ii) require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the American Stock Exchange (or any other exchange or quotation system on which the Company's shares are then listed), then the Series 2003A and 2003B Preferred Stock held by such holder shall not be convertible into common stock, but rather shall be convertible into shares of non-voting participating preferred stock having a liquidation preference of $0.01 per share (but no other preferences) to be created by the Company. The participating preferred stock will in turn be convertible into the Company's common stock (on the same basis as if the conversion to common stock from Series 2003A and 2003B Preferred Stock had occurred directly) if the conversion will not result in a "change of control" as defined in the indenture governing the Senior Notes or require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the American Stock Exchange (or any other exchange or quotation system on which the Company's shares are then listed). At the request of the holders of a majority of the outstanding participating preferred stock, the Company will seek stockholder approval for its conversion into common stock.

8. NEW ACCOUNTING STANDARDS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement beginning for the fiscal quarter ended March 30, 2003. The application of the disclosure portion of this standard did not have any impact on the Company's consolidated financial position or results of operations. The FASB has indicated that it will require stock-based employee compensation to be recorded as a charge to earnings in the future. The Company will continue to monitor the FASB's progress on the issuance of this standard as well as to evaluate its position with respect to current guidance.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the consolidated financial statements.

9. RECLASSIFICATIONS

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

10. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows (in thousands):

                                                       Three months ended                    Nine months ended
                                             ------------------------------------    -------------------------------
                                                   Sept. 28,            Sept. 29,        Sept.28,         Sept. 29,
                                                     2003                 2002             2003              2002

         Net loss, as reported                    $ (26,090)            $  (794)       $ (23,402)         $(55,520)

         Foreign currency translation
              adjustment                                 --                (184)              96                31
                                             ----------------    ----------------    -------------    --------------
         Total comprehensive loss
                                                  $ (26,090)            $  (978)       $ (23,306)         $(55,489)
                                             ================    ================    =============    ==============

11. GOODWILL IMPAIRMENT

     The Company tested goodwill for impairment in accordance with the provisions of SFAS 142 as of the end of the third quarter of fiscal year 2003. In connection with this goodwill test, the Company engaged an independent firm to assist management in the determination of the fair values of its reporting units (as defined by SFAS 142). In its determination of the fair values, the firm engaged by the Company primarily utilized a discounted cash flow analysis as well as various other valuation approaches, including (a) recent values paid by investors and purchasers of companies in businesses similar to that of the Company, (b) capitalization multiples of companies with investment characteristics resembling those of the reporting units, (c) the enterprise value of the Company, and (d) asset and liability structure.

     Significant assumptions used in this analysis include (i) expected future revenue growth rates, operating unit profit margins, and working capital levels,
(ii) a discount rate, and (iii) a terminal value multiple. The revenue growth rates, working capital levels and operating unit profit margins are based on management's expectation of future results. As previously discussed, the Company's operating results, including those of its more specialized operations, have been negatively impacted by general economic conditions. Based on management's assessment of the circumstances and considering the firm's findings, the Company recognized an impairment loss of $28.0 million due to the Company's inability to meet previous growth expectations. These impairment losses relate primarily to the goodwill attributable to staffing companies acquired by the Company in 1996 through 1998, during which time staffing companies were customarily valued using higher multiples, and these companies had significantly higher earnings.

     If management's expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company's reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on the Company's consolidated financial statements.

     The changes in the carrying amount of goodwill for the nine months ended September 28, 2003 is as follows (in thousands):

                                                                   Human
                                                Staff             Capital            Financial
                                            Augmentation         Management         Outsourcing          Total
                                           ----------------    ---------------    ---------------   ----------------
         Balance as of December 29, 2002      $    51,042         $ 9,200              --               $ 60,242
         Impairment losses                        (28,000)
                                           ----------------    ---------------    ---------------   ----------------
         Balance as of September 28, 2003
                                              $    23,042         $ 9,200              --               $ 32,242
                                           ================    ===============    ===============   ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion set forth below supplements the information found in the unaudited consolidated financial statements and related notes of COMFORCE Corporation ("COMFORCE") and its wholly-owned subsidiaries, including COMFORCE Operating, Inc. ("COI") (collectively, the "Company").

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

Replacement of Credit Facility

     On June 25, 2003, COMFORCE, COI and various of their operating subsidiaries entered into the PNC Credit Facility with PNC, as a lender and administrative agent, and other financial institutions participating as lenders to provide for a $75.0 million revolving credit facility with available borrowings to be based upon a specified percentage of the Company's eligible accounts receivable. At closing, the Company borrowed $32.7 million and repaid the Whitehall Credit Facility, which was thereupon terminated. The Whitehall Credit Facility, which the Company entered into in December 2000, as subsequently amended, provided for borrowings of up to $85.0 million. The Company incurred a write-off of deferred financing costs of $431,000 in the second quarter of 2003 related to the early retirement of the Whitehall Credit Facility.

     Borrowings under the PNC Credit Facility bear interest, at the Company's option, at a per annum rate equal to either (1) the greater of the base commercial lending rate of PNC as announced from time to time or the federal funds rate plus 0.5%, or (2) LIBOR plus a margin ranging from 2.5% if the Company's fixed charged coverage ratio is greater than 1.30:1 to 3.0% if this ratio is 1.05:1 or less (with the initial margin fixed at 2.75% until September 1, 2003). The obligations evidenced by the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The agreements evidencing the PNC Credit Facility contain various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The scheduled maturity date of the PNC Credit Facility is June 24, 2007. The PNC Credit Facility affords the Company greater borrowing flexibility and has a maturity date close to three years beyond the maturity date of the Whitehall Credit Facility.

Goodwill Impairment

     The Company tested goodwill for impairment in accordance with the provisions of SFAS 142 as of the end of the third quarter of fiscal year 2003. In connection with this goodwill test, the Company engaged an independent firm to assist management in the determination of the fair values of its reporting units (as defined by SFAS 142). In its determination of the fair values, the firm engaged by the Company primarily utilized a discounted cash flow analysis as well as various other valuation approaches, including (a) recent values paid by investors and purchasers of companies in businesses similar to that of the Company, (b) capitalization multiples of companies with investment characteristics resembling those of the reporting units, (c) the enterprise value of the Company, and (d) asset and liability structure.

     Significant assumptions used in this analysis include (i) expected future revenue growth rates, operating unit profit margins, and working capital levels,
(ii) a discount rate, and (iii) a terminal value multiple. The revenue growth rates, working capital levels and operating unit profit margins are based on management's expectation of future results. As previously discussed, the Company's operating results, including those of its more specialized operations, have been negatively impacted by general economic conditions. Based on management's assessment of the circumstances and considering the firm's findings, the Company recognized an impairment loss of $28.0 million due to the Company's inability to meet previous growth expectations. These impairment losses relate primarily to the goodwill attributable to staffing companies acquired by the Company in 1996 through 1998, during which time staffing companies were customarily valued using higher multiples, and these companies had significantly higher earnings.

     If management's expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company's reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on the Company's consolidated financial statements.

Critical Accounting Policies

     As disclosed in the annual report on Form 10-K for the fiscal year ended December 29, 2002, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to allowance for doubtful accounts; reserves for workers' compensation; goodwill impairment; and income taxes. Since December 29, 2002, there have been no changes in our critical accounting policies and no other significant changes to the methods used in the assumptions and estimates related to them.

Results of Operations

Three Months Ended September 28, 2003 Compared to Three Months Ended September 29, 2002

     Net sales of services for the three month period ended September 28, 2003 were $96.3 million, a decrease of 1.6 % from net sales of services for the three month period ended September 29, 2002 of $97.9 million. The Company experienced a decrease in net sales of services in Staff Augmentation and Financial
Outsourcing Services segments, partially offset by an increase in the Human Capital Management Services segment. Net sales of services in the Human Capital Management Services segment increased by $3.8 million or 8.8%, principally due to an increase in its client base. In the Staff Augmentation segment, the decrease of $5.0 million (9.4%) is principally attributable to reduced sales to IT and telecom customers, as a result of the continuing effects of the soft economy, partially offset by increased sales to technical services customers. Also, principally as a result of the current economic conditions and a reduced client base, net sales of services were lower by $378,000 (17.9%) in the Financial Outsourcing Services segment.

     Cost of services for the three month period ended September 28, 2003 was 83.5% of net sales of services as compared to cost of services of 82.1% for the three month period ended September 29, 2002. The cost of services as a percentage of net sales for the three month period ended September 28, 2003 increased from the comparable period in 2002 principally as a result of a decrease in permanent placement fees, a decrease in Financial Outsourcing Services revenues, increased competitive pressures impacting fees and higher growth in Human Capital Management Services (which have a higher cost of services as a percentage of net sales of services).

     Selling, general and administrative expenses as a percentage of net sales of services were 13.8% for the three month period ended September 28, 2003, compared to 13.9% for the three month period ended September 29, 2002. Management continued to undertake initiatives to reduce selling, general and administrative costs by renegotiating existing vendor contracts, reducing the size of or closing marginal offices, reducing back office support staff and re-evaluating incentive compensation plans, and has reduced costs as sales decreased. These costs were further reduced by lower commissions as a result of the decrease of sales discussed above.

     Operating loss for the three month period ended September 28, 2003 was $26.5 million as compared to operating income of $2.9 million for the three month period ended September 29, 2002. The decrease in operating income for the three month period ended September 28, 2003 is principally attributable to the Company's third quarter $28.0 million write-off related to the impairment of goodwill discussed above and a decrease in sales and gross margins in Staff Augmentation and Financial Outsourcing Services segments, offset by a decrease in selling, general and administrative expenses discussed above.

     The Company's interest expense for the three month periods ended September 28, 2003 and September 29, 2002 were principally attributable to interest recorded on the Company's bank credit facilities, the Convertible Notes and the Senior Notes. The interest expense was lower for the three month period ended September 28, 2003 as compared to the three month period ended September 29, 2002 principally due to lower market interest rates and lower borrowing levels under the PNC Credit Facility (as compared to under the Whitehall Credit Facility, which was in place in 2002) as well as the retirement of PIK Debentures in the first quarter of 2003. See "Replacement of Credit Facility" and "Financial Condition, Liquidity and Capital Resources" in this Item 2.

     The income tax benefit for the three month period ended September 28, 2003 was $3.7 million on a loss before tax of $29.8 million. The income tax benefit for the three month period ended September 29, 2002 was $340,000 on a loss before tax of $1.1 million. The difference between the federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of a portion of the $28.0 million goodwill impairment discussed above, interest expense associated with the PIK Debentures which were retired in the first quarter of 2003, state income taxes, and a disallowance for travel and entertainment expenses.

Nine Months Ended September 28, 2003 Compared to Nine Months Ended September 29, 2002

     Net sales of services for the nine month period ended September 28, 2003 were $276.0 million, a decrease of 5.0 % from net sales of services for the nine month period ended September 29, 2002 of $290.5 million. The Company experienced a decrease in net sales of services in Staff Augmentation and Financial
Outsourcing Services segments, partially offset by an increase in the Human Capital Management Services segment. Net sales of services in the Human Capital Management Services segment increased by $11.6 million or 9.5%, principally due to an increase in its client base. In the Staff Augmentation segment, the decrease of $24.2 million (15.0%) is principally attributable to reduced sales to IT and telecom customers, as a result of the continuing effects of the soft economy, partially offset by increased sales to healthcare support and technical services customers. Also, principally as a result of the current economic conditions and a reduced client base, net sales of services were lower by $1.9 million (28.7%) in the Financial Outsourcing Services segment.

     Cost of services for the nine month period ended September 28, 2003 was 83.0% of net sales of services as compared to cost of services of 81.8% for the nine month period ended September 29, 2002. The cost of services as a percentage of net sales for the nine month period ended September 28, 2003 increased from the comparable period in 2002 principally as a result of a decrease in permanent placement fees, a decrease in Financial Outsourcing Services revenues, increased competitive pressures impacting fees and higher growth in Human Capital Management Services (which have a higher cost of services as a percentage of net sales of services).

     Selling, general and administrative expenses as a percentage of net sales of services were 13.5% for the nine month period ended September 28, 2003, compared to 14.2% for the nine month period ended September 29, 2002. Excluding the $1.6 million insurance recovery in the first quarter of 2003 related to uncollectible funding and service fees receivable that were written-off in the fourth quarter of 2001, selling, general and administrative expenses as a percentage of net sales of services were 14.1% for the nine month period ended September 28, 2003. Management continued to undertake initiatives to reduce selling, general and administrative costs by renegotiating existing vendor contracts, reducing the size of or closing marginal offices, reducing back office support staff and re-evaluating incentive compensation plans, and has reduced costs as sales decreased. These costs were further reduced by lower commissions as a result of the decrease of sales discussed above.

     Operating loss for the nine month period ended September 28, 2003 was $21.6 million as compared to operating income of $8.5 million for the nine month period ended September 29, 2002. The decrease in operating income for the nine month period ended September 28, 2003 is principally attributable to the Company's third quarter $28.0 million write-off related to the impairment of goodwill discussed above and a decrease in sales and gross margins in Staff Augmentation and Financial Outsourcing Services segments, partially offset by the $1.6 million insurance claim recovery discussed above.

     The Company's interest expense for the nine month period ended September 28, 2003 was principally attributable to interest recorded on its bank credit facility (the Whitehall Credit Facility until June 25, 2003 and the PNC Credit Facility thereafter), the Convertible Notes and the Senior Notes and an assessment made in the second quarter of 2003 of $170,000 of interest as part of a settlement with the IRS in connection with its audit of tax years 1999 through 2001. The interest expense was lower for the nine month period ended September 28, 2003 as compared to the nine month period ended September 29, 2002 principally due to lower market interest rates and lower borrowing levels under the bank credit facilities as well as the retirement of PIK Debentures in the first two quarters of 2003, partially offset by the assessment of interest in connection with the IRS settlement. See "Replacement of Credit Facility" and "Financial Condition, Liquidity and Capital Resources" in this Item 2.

     The Company incurred a write-off of deferred financing costs of $431,000 in the second quarter of 2003 related to the early retirement of the Whitehall Credit Facility.

     The gain on debt extinguishment realized by the Company during the nine months ended September 28, 2003 was the result of the Company's repurchase of Senior Notes in the second quarter of 2003, and the Company's exchange and repurchase of PIK Debentures in the first quarter of 2003. As a result of these transactions, the Company recognized a gain on debt extinguishment of $8.8 million, which includes the reduction of approximately $277,000 of deferred financing costs, in the first nine months of 2003.

     The income tax provision for the nine month period ended September 28, 2003 was $79,000 on loss before tax of $23.3 million. The income tax benefit for the nine month period ended September 29, 2002 was $769,000 on a loss before tax and cumulative effect of a change in accounting principle of $3.5 million. The difference between the federal statutory income tax rate and the Company's effective tax rate relates primarily to the nondeductibility of a portion of the $28.0 million goodwill impairment discussed above, interest expense associated with the PIK Debentures, state income taxes, and a disallowance for travel and entertainment expenses. Included in income tax for the nine months ended September 28, 2003 is an assessment of $975,000 based on an income tax audit by the IRS for tax years 1999 through 2001.

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

     During the three and nine months ended September 28, 2003, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below. The following table represents contractual commitments associated with operating agreements (excluding interest on debt obligations):

                                                            Payments due by period (in thousands)
                                      -----------------------------------------------------------------------------------
                                            2003             2004           2005-6            2007           Thereafter
                                         ------------     ------------    ------------    --------------    -------------
   Operating Leases                       $ 3,184          $ 2,418         $ 3,157          $  1,177          $ 2,645
   PNC Credit Facility-- principal
          repayments                           --               --              --            32,000               --
   Senior Notes -
   principal                                   --               --              --            85,000               --
   repayments
   Convertible Notes -
   principal                                   --               --              --                --            7,135
   repayments
                                         ------------     ------------    ------------    --------------    -------------
                               Total      $ 3,184          $ 2, 418        $ 3,157          $118,177          $ 9,780
                                         ============     ============    ============    ==============    =============

     The Company also had standby letters of credit outstanding at September 28, 2003 in the aggregate amount of $4.4 million.

     During the nine month period ended September 28, 2003, the Company's primary sources of funds to meet working capital needs were from borrowings under the PNC Credit Facility and the Whitehall Credit Facility. Effective June 25, 2003, the Company retired the Whitehall Credit Facility upon entering into the PNC Credit Facility. See "Replacement of Credit Facility" above in this Item
2. Cash and cash equivalents decreased $1.5 million during the nine-month period ended September 28, 2003. Cash flows provided by operating activities of $4.6 million were exceeded by cash flows used in financing activities of $5.4 million and cash flows used in investing activities of $673,000.

     At September 28, 2003, the Company had outstanding $32.0 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 3.87% per annum. At such date, the Company had remaining availability based upon then outstanding eligible accounts receivable of $24.7 million.

     At September 28, 2003, the Company also had outstanding (i) $85.0 million principal amount of Senior Notes bearing interest at a rate of 12% per annum,
(ii) $7.1 million principal amount of Convertible Notes bearing interest at the rate of 8% per annum, and (iii) had no PIK Debentures outstanding. The Company has sought to improve its balance sheet. In 2003, it has done so principally though the issuance of equity securities in exchange for debt obligations, including the following transactions:

     o In February 2003, the Company issued $6.1 million face amount of its new Series 2003A Preferred Stock having a fair market value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures (including accrued interest) from a related party and repurchased additional PIK Debentures ($59,000 including interest) from unrelated parties for a cash payment of $21,000. As a result of this transaction, the Company recognized a gain on debt extinguishment of $7.8 million, which includes the reduction of approximately $240,000 of deferred financing costs, in the third quarter of 2003. Following this transaction, only $42,000 principal amount of PIK Debentures remained outstanding. Accordingly, principally in order to eliminate the costs associated with the administration of the PIK Debentures, in May 2003, the Company redeemed the remaining PIK
          Debentures in accordance with the procedures set forth in the indenture. See Note 3 and 7 to the consolidated financial statements.

     o In June 2003, the Company repurchased $2.0 million principal amount of Senior Notes for $980,000, resulting in a gain on debt extinguishment of $983,000, which includes the reduction of approximately $37,000 of deferred financing costs.

     o In September 2003, the Company issued 513 shares of its Series 2003B Preferred Stock having an aggregate face amount and fair market value of $513,000 in exchange for $2.0 million principal amount of Convertible Notes, plus accrued interest, in a transaction with a related party. See note 3 and 7 to the consolidated financial statements.

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

     Management believes that $2.0 million annually (if COI has funds available for this purpose) will be sufficient to pay COMFORCE's annual public company expenses for the foreseeable future. Principally as a result of losses incurred by COI in fiscal 2002 and the nine months ended September 28, 2003 and prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture. It is anticipated that COI must generate net income of approximately $5.5 million before it will be able to upstream funds to COMFORCE under the restrictive payments test of the indenture. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997.

     Through December 1, 2003, interest on the Convertible Notes is payable, at the option of COMFORCE, in cash or in kind through the issuance of additional Convertible Notes. To date, COMFORCE has paid all interest under the Convertible Notes in kind. Beginning with the interest payment due June 1, 2004, COMFORCE will be required to pay interest on the Convertible Notes in cash. Its ability to do so is expected to be dependent on its availability of funds for this purpose, whether through borrowings by COI under the PNC Credit Facility, funds from COI's operations or otherwise, and on COI's ability to upstream funds in accordance with the restricted payments test under the indenture for the Senior Notes. COMFORCE's ability to repay Convertible Notes at their maturity on December 2, 2009, or on any earlier required repayment or repurchase dates, will also be dependent on any restrictions under its loan agreements as then in effect and availability of funds.

     The holder of the Convertible Notes, which is a partnership in which John Fanning, the Company's chairman and chief executive officer, holds the principal economic interest, has advised that it will agree to extend the payment-in-kind terms or make other mutually acceptable arrangements if the Company does not have adequate availability under the indenture to upstream funds to make cash payments of interest on the Convertible Notes commencing June 1, 2004. The Company expects to pay appropriate consideration to the holder for agreeing to this accommodation as may be negotiated by the parties upon the recommendation of an independent financial advisor.

     As of September 28, 2003, approximately $32.2 million, or 24.5%, of the Company's total assets were goodwill recorded in connection with the Company's acquisitions. The Company evaluated the recoverability of goodwill on its books under the new standards under SFAS 142 at its adoption in the first quarter of 2002, resulting in its write-off of $55.0 million of goodwill in that quarter, again in the fourth quarter of 2002, resulting in an additional write-off of $19.0 million of goodwill in that quarter, and most recently in the third quarter of 2003 (as described above in this Item 2 under "Goodwill Impairment"), resulting in an additional write-off of $28.0 million. The Company must test goodwill for impairment in accordance with the provisions of SFAS 142 at least annually. If management's expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company's reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on the Company's consolidated financial statements.

         Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company's indebtedness and to meet currently anticipated working capital requirements throughout 2003. The Company has made significant progress in improving its capital structure, most recently through the elimination of debt in connection with its repurchase of PIK Debentures and Senior Notes and Convertible Notes during the first nine months of 2003, as described above, but no assurance can be given that opportunities to further eliminate high interest rate debt will be available on favorable terms. The Company currently meets all financial covenants under the PNC Credit Facility and expects to continue to do so at least through the end of fiscal 2003. However, management is uncertain as to whether it will meet such covenants thereafter. In the event that the Company is unable to meet any of such covenants, it anticipates it would receive a waiver or modification, however, there can be no assurances that the Company will be successful in any such request.

Impact of Recently Issued Accounting Standards

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement for the current fiscal quarter ended September 28, 2003. The application of the disclosure portion of this standard did not have any impact on the Company's consolidated financial position or results of operations. The FASB has indicated that it will require stock-based employee compensation to be recorded as a charge to earnings in the future. The Company will continue to monitor the FASB's progress on the issuance of this standard as well as to evaluate its position with respect to current guidance.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the consolidated financial statements.

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

Forward Looking Statements

     Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to the following: a continuation of the current recessionary environment, particularly in the aircraft manufacturing, telecom, information technology and other sectors served by the Company (which may reflect cyclical conditions or, particularly in the case of telecom, fundamental changes in these industries), could further reduce demand for contingent personnel and further heighten the competition for customers, resulting in lower revenues and margins and affecting the Company's ability to continue to meet the financial covenants under the PNC Credit Facility; the Company's significant leverage may leave it with a diminished ability to obtain additional financing for working capital or other capital expenditures, for retiring higher interest rate debt or for otherwise improving the Company's competitiveness and capital structure or expanding its operations; SFAS 142, which requires the Company to evaluate at least annually the recoverability of goodwill on its books, could cause the Company to write-off goodwill in future periods (in addition to the write-offs of $74.0 million in 2002 and $28.0 million in 2003), which could have a material adverse impact on the Company's financial condition and results of operations; or, if COI fails to generate sufficient consolidated net income (after covering its cumulative deficit at September 28, 2003 of $5.5 million) or to have other funds available to upstream to COMFORCE under the restricted payments test of the Senior Notes indenture in order for it to pay cash interest on the Convertible Notes (which is required beginning on June 1, 2004) or to repay the Convertible Notes at their maturity on December 2, 2009, or on any earlier required repayment or repurchase date, then, unless COMFORCE obtains a loan or sells its capital stock or other securities to provide funds for this purpose, the Company will default under the indenture governing the Senior Notes and under the PNC Credit Facility.

     Additional important factors that could cause the Company to be unable to realize its plans and objectives are described under "Risk Factors" in the Registration Statement on Form S-8 of the Company filed with the Securities and Exchange Commission on April 24, 2003 (Registration No. 333-104730). The disclosure under "Risk Factors" in the Registration Statement may be accessed through the Web site maintained by the Securities and Exchange Commission at "www.sec.gov." In addition, the Company will provide, without charge, a copy of such "Risk Factors" disclosure to each stockholder of the Company who requests such information. Requests for copies should be directed to the attention of Linda Annicelli, Vice President, Administration at COMFORCE Corporation, 415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York 11797, telephone 516-437-3300.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended December 29, 2002. There has been no material change in the disclosure regarding market risk.

ITEM 4. CONTROLS AND PROCEDURES

     The company's management evaluated, with the participation of the chief executive officer and chief financial officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Since the date of the filing of the Company's Annual Report on Form 10-K for the year ended December 29, 2002, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K.

ITEM 2. Changes in Securities and Use of Proceeds.

     In September 2003, the Company issued shares of its Series 2003B Preferred Stock having a face amount and fair market value of $513,000 (513 shares) in exchange for $2.0 million aggregate amount of the Company's Convertible Notes, plus accrued interest, in a transaction the Fanning Partnership. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company's directors approved the terms of the transaction. The consideration paid to the Fanning Partnership in September 2003 for the principal amount of the Convertible Notes exchanged in this transaction was substantially less than the consideration paid by the Fanning Partnership for the securities it had previously exchanged for the Convertible Notes.

     As described in note 7 to the consolidated financial statements (which description is incorporated herein by reference), the rights and preferences of the Series 2003A and Series 2003B Preferred Stock are substantially identical except that conversion price is $1.05 for the Series 2003A Preferred Stock and $0.54 for the Series 2003B Preferred Stock to convert such shares into common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate).

     These shares of Series 2003B Preferred Stock were issued to the Fanning Partnership in reliance upon the exemptions from registration afforded by section 3(a)(9) or section 4(2) of the Securities Act of 1933 and the regulations thereunder. Unless the Company registers the shares of common stock issuable upon conversion of the Series 2003A Preferred Stock for resale under the Securities Act of 1933, any resale of those shares by the Fanning Partnership, as an affiliate of the Company, will be conducted in compliance with the volume limitations and other conditions of Rule 144 of the Securities Act of 1933 (other than the holding period requirement).

ITEM 3. Defaults Upon Senior Securities.

     Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     On August 13, 2003, the annual meeting of the stockholders of the Company was held. At this meeting, the stockholders holders voted on (1) the election of directors, with each to serve for a term of one year, and (2) the approval of the Company's issuance of 13,650,000 additional shares of common stock, and (3) ratification of the appointment of KPMG LLP as the Company's auditors for the year ending December 28, 2003.

     The following individuals were elected to the Board of Directors upon the vote shown:


             Nominee                                 For              Withheld
             -------                                 ---              --------

         John C. Fanning                           15,418,868          172,075
         Harry V. Maccarrone                       15,518,868          171,975
         Rosemary Maniscalco                       15,449,175          141,768
         Kenneth J. Daley                          15,449,181          141,762
         Daniel Raynor                             15,552,690           38,253
         Gordon Robinett                           15,449,183          141,760

     The stockholders approved the Company's issuance of 13,650,000 additional shares of common stock:

                                                         Broker
               For           Against     Abstained     Non-Votes
               ---           -------     ---------     ---------

             8,455,334      1,537,645      4,072       5,593,892

         The stockholders approved the Company's the appointment of KPMG LLP as the Company's independent certified public accountants:

                                                         Broker
               For           Against     Abstained      Non-Votes
               ---           -------     ---------     ---------

            15,574,595        12,613       3,735              --

ITEM 5. Other Information.

     Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          3.1 Amended and Restated Certificate of Designation and Determination of Rights and Preferences of Series 2003A and 2003B Convertible Preferred Stock of COMFORCE Corporation filed with the Secretary of State of Delaware on October 6, 2003.

          31.1 Certification of chief executive officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of chief financial officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

               The Company filed a current report on Form 8-K on August 8, 2003 to furnish its press release reporting results for the quarter ended June 29, 2003.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

COMFORCE Corporation

By:   /s/ Harry V. Maccarrone
     -----------------------------------------------
     Harry V. Maccarrone,
     Executive Vice President and Chief Financial Officer

Date: November 12, 2003