Form 10-K
period 2003-12-28
COMFORCE CORP
filed 2004-03-29
CIK 6814

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 28, 2003

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,237,072.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At March 24, 2004, there were 16,659,402 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s proxy statement to be filed by April 29, 2004 are incorporated herein by reference in Items 10, 11, 12, 13 and 14.

PART I

ITEM 1. BUSINESS

Overview

COMFORCE Corporation (“COMFORCE”) is a leading provider of specialty staffing, consulting and outsourcing services primarily to Fortune 500 companies for their healthcare support, technical and engineering services, information technology, telecommunications and other staffing services. COMFORCE Operating, Inc. (“COI”), a wholly-owned subsidiary of COMFORCE, was formed for the purpose of facilitating certain of the Company’s financing transactions in November 1997. Unless the context otherwise requires, the term the “Company” refers to COMFORCE, COI and all of their direct and indirect subsidiaries, all of which are wholly-owned.

Through a national network of 40 offices (31 company-owned and 9 licensed), the Company recruits and places highly skilled contingent personnel and provides financial and outsourcing services for a broad customer base. The Company’s labor force consists primarily of computer programmers, systems consultants, telecommunication engineers, analysts, engineers, technicians, scientists, researchers, healthcare professionals and skilled office support personnel.

Recent Developments

Sale of Niche Telecom Operations

In March 2004, COMFORCE sold a controlling interest in two telecom subsidiaries that operated in the customer premise equipment services niche of the telecom sector and contracted to sell its remaining minority interest in these companies by June 30, 2004. These subsidiaries operated in niche businesses that remained outside of the Company’s core competency in telecom, which was and continues to be primarily but not exclusively in the engineer, furnish and install (EF&I) area. The buyer, Spears Holding Company, Inc., is controlled by an individual who was one of the principals of these companies when they were sold to COMFORCE in 1998.

The total consideration to which the Company is entitled (including the deferred sale of the minority interest) is cash of $2.4 million payable through June 30, 2004 and five-year notes in the face amount of $3.7 million valued at $1.4 million by an independent valuation firm. The Company plans to pay down its bank debt with available net cash proceeds from this sale. The Company will recognize no gain on this transaction until cash payments (including payments under the notes) received are in excess of its investment in the business sold. Revenues for the subsidiaries that were sold represented less than 3.5% of the Company’s consolidated revenues in fiscal 2003.

Retirement of Senior Notes

In the first quarter of 2004, the Company repurchased $13.5 million principal amount of its 12% Senior Notes due 2007 (“Senior Notes”) for $11.3 million in separate transactions with unrelated parties. As a result of these repurchases, the Company will recognize a gain on debt extinguishment of $2.0 million in the first quarter of 2004, including a reduction of approximately $219,000 of deferred financing costs. The purpose of these transactions was to improve the Company’s balance sheet through the elimination of high interest rate debt.

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

Results are reported by the Company through three operating segments — Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services. The Human Capital Management Services segment provides consulting services for managing the contingent workforce through its PrO Unlimited subsidiary. The Staff Augmentation segment provides healthcare support, including RightSourcing Vendor Management Services, technical, information technology (IT), telecom and other staffing services. The Financial Outsourcing Services segment provides payroll, funding and outsourcing services to independent consulting and staffing companies. A description of the types of services provided by each segment follows. See note 16 to the Company’s consolidated financial statements for a presentation of segment results.

Human Capital Management Services Segment

The Company provides Human Capital Management services through its PrO Unlimited subsidiary. PrO Unlimited has become a market leader in providing end-to-end web-enabled solutions for the effective procurement, tracking and engagement of contingent or non-employee labor. PrO Unlimited utilizes a combination of proprietary web-based software and intellectual capital to manage all aspects of this rapidly growing segment of the workforce. While the Company focuses on selling its services primarily to Fortune 500 companies, PrO Unlimited’s contingent workforce management tools are suitable for a cross-section of large employers throughout the United States and in the Canadian and European offices maintained by U.S. employers. The contingent labor force consists of independent contractors, temporary workers, consultants, returning retirees and freelancers. A growing number of corporations are utilizing contingent labor solutions to enable them to manage their cost structures more effectively and to better position them to weather business strategy transition and maintain streamlined “just-in-time” labor pools. PrO Unlimited has been a pioneer in assisting companies with government regulatory compliance regarding contingent personnel, particularly the management, tax, benefit and liability issues associated with the contingent workforce.

PrO Unlimited’s program is designed to replace vendor-on-premise programs that large companies have been using in recent years to manage their contingent workforces. PrO Unlimited seeks to draw upon its own resources as well as Internet-based information and tools, and to provide a range of services through its web-enabled software (described below) that enable large companies to effectively manage their contingent workforces. Rather than competing with traditional staffing firms, PrO Unlimited acts as a “vendor neutral” facilitator providing customized management reports and proprietary Total Quality Management (“TQM”) programs that are designed to generate cost savings and improve efficiencies for client companies. PrO Unlimited’s typical client is a large company that relies upon contingent labor to meet important elements of its staffing needs. PrO Unlimited currently provides the following services:

•	Contingent Staffing Management – provides a consolidated vendor-neutral staffing desk solution for procuring contingent employees by utilizing many different service providers to provide clients’ hiring managers with the most qualified candidate in the shortest period of time at the lowest cost.

•	The 1099 Management Solution – helps customers manage the tax and benefit risks associated with the use of independent contractors to ensure compliance with all governmental regulations.

•	Consultant Consolidation Services – acts as single-source supplier by consolidating and managing invoicing for, and negotiating and monitoring services provided by, its customers’ multiple service providers, including small consulting firms and true independent contractors.

•	Professional Payrolling Services – provides automated payroll services and worker benefits as a third party processor.

•	Workforce Alliance Network Direct (“WAND”) – PrO Unlimited’s exclusive web-enabled WAND system provides an end-to-end solution for the engagement, management and tracking of the contingent workforce. This allows hiring managers and staffing vendors to communicate 24 hours a day to place job orders, check the status of job orders, submit resumes, review resumes, schedule interviews, select candidates and create custom reports on staffing activity. In addition, workers can utilize WAND’s e-timecarding capabilities to submit time and expense reports online. WAND also provides extensive reporting, consolidated billing, security check and screening services.

Staff Augmentation Segment

Healthcare Support Services and RightSourcing

The Company has identified the healthcare support services market as a source of significant growth potential. In this sector, the Company provides clinical skills including nurses and other allied health professionals. In addition, the Company also provides specialty medical office support personnel including credentialed coders for medical reimbursements and other personnel in support of insurance claims processing, billing, medical recordkeeping and utilization review/case management professionals.

The Company also offers its RightSourcing Vendor Management Services Program to medical facilities, including to five hospitals. Through this program the Company offers cost savings and process improvement to its clients by managing all aspects of their staffing services program including management of all staffing vendors, order process, invoice approval and data capture and analysis.

The Company’s customers in this area include hospitals, medical offices, multi-physician practices, medical billing companies, insurance companies and other middle market healthcare providers.

Information Technology

In the IT field, the Company provides highly skilled developers, technical support personnel, systems consultants and analysts, software engineers, technical writers and architects and project managers for a wide range of technical assignments, including client server, mainframe, desktop and help desk services, and Internet/Intranet projects. The Company hires the workers it makes available to its customers, in most cases through its recruitment process, and performs all of the obligations of an employer, including processing payrolls, withholding taxes and offering benefits.

The Company’s IT customers operate in diverse industry sectors and include a number of Fortune 100 companies.

Telecom

The Company provides professional and skilled telecom personnel to plan, design, engineer, furnish, install and maintain wireless, wire line, PBX and enterprise telecommunications systems (known as EF&I services). The Company’s EF&I services include outside plant engineering and construction. COMFORCE Telecom maintains a Tier-1 status among the various telecommunications manufacturers and service providers and its customer base includes two wireless companies. In 2003, COMFORCE Telecom became registered to the TL 9000 standard. As described in “Recent Developments” in this Item 1, in March 2004, the Company sold a controlling interest in two niche telecom subsidiaries and contracted to sell its remaining minority interest in these companies by June 30, 2004.

The Company’s telecom customers include national and regional telecom providers.

Technical and Engineering Services

The Company provides technical and engineering services through its Technical Services division to a diverse client base including both governmental and commercial accounts. It provides highly skilled technical and professional personnel specializing in such areas as public health, environmental safety, avionics and aerospace, national energy laboratories, petrochemical, civil engineering, electronics, and many other fields. The Company’s Technical Services division also provides its clients with draft/design services in addition to skilled technicians along with quality control and quality assurance personnel in manufacturing environments.

The Company’s technical and engineering customers include major private sector commercial and military aerospace companies, federal research facilities and other federal agencies.

Other Staffing

In addition to providing contract consulting and other staffing services in the areas described above, the Company provides a broad range of staffing services to its customers, including scientific support to research facilities, mortgage staffing support, general clerical, data entry and billing support, and telemarketing and call center staffing. In this respect, the Company is opportunistic in utilizing its many branch offices, sales networks, customer relationships, computer databases and other resources to obtain engagements that are outside of its core businesses.

Financial Outsourcing Services Segment

The Company provides funding and back office support services to approximately 70 independent consulting and staffing companies. The Company’s back office services include payroll processing, billing and funding, preparation of various management reports and analysis, payment of all payroll-related taxes and preparation and filing of quarterly and annual payroll tax returns for the contingent personnel employed and placed by independently owned and operated staffing and consulting firms for which the Company earns a fixed fee. Personnel placed by such independent staffing and consulting firms remain employees of such firms. In providing payroll funding services, the Company purchases the accounts receivable of independent staffing firms and receives payments directly from the firms’ clients. The Company pursues the collection of all receivables with independent consulting and staffing companies; however, the amount of any accounts receivable that are not collected within a specified period after billing is charged back by the Company to such firm.

Customers

The Company provides staffing, consulting and outsourcing services to a broad range of customers, including investment banking firms, computer software and hardware manufacturers, automotive industry, government agencies, aerospace and avionics firms, utilities, national laboratories, pharmaceutical companies, cosmetics companies, healthcare facilities, telecommunication equipment manufacturers, telecommunication service providers, educational institutions and accounting firms. Services to Fortune 500 companies represent a majority of the Company’s revenues.

In certain cases, the Company’s contracts with its customers provide that the Company will have the first opportunity to supply the personnel required by that customer. Other staffing companies not under contract with the customer are then offered the opportunity to supply personnel only if the Company is unable to meet the customer’s requirements.

The Company generally invoices its customers weekly, bi-weekly or monthly. IT, telecom and professional staffing customers generally obtain the Company’s services on a purchase order basis, while technical and engineering services, healthcare support and Human Capital Management Services customers generally enter into longer term contracts with the Company.

During the fiscal year December 28, 2003, no single customer accounted for 10% or more of the Company’s revenues. The largest four customers of the Company accounted for approximately 20.5% of the Company’s revenues.

Sales and Marketing

The Company services its customers through a network of 31 company-owned and 9 licensed offices located in 19 states across the United States and its corporate headquarters located in Woodbury, New York. The Company’s sales and marketing strategy is focused on increasing its share of existing customer business, expanding its business with existing customers through cross-selling and by establishing relationships with new customers. The Company solicits customers through personal sales presentations, telephone marketing, direct mail solicitation, referrals from customers, and advertising in a variety of local and national media including the Yellow Pages, magazines, newspapers, trade publications and through the Company’s website (www.comforce.com).

The Company’s Sales and Resource Managers are responsible for maintaining contact with existing clients, maximizing the number of requisitions that the Company will have the opportunity to fill, and then working with the recruiting staff to offer the client the candidate or candidates that best fit the specification. New account targets are chosen by assessing: (1) the need for contract labor with skill sets provided by the Company; (2) the appropriateness of the Company’s niche products to the client’s needs; (3) the potential growth and profitability of the account; and (4) the creditworthiness of the client. While the Company’s corporate office assists in the selection of target accounts, the majority of account selection and marketing occurs locally. Although the Company continues to market to its Fortune 500 client base, it also places a significant marketing focus on faster-growing middle-market companies and on governmental agencies and large not-for-profit institutions such as hospitals and research facilities.

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

The Company provides assignments with high-profile customers that make use of advanced technology and offers the employees the opportunity to obtain additional experience that can enhance their skills and overall marketability. To attract and retain qualified personnel, the Company also offers flexible schedules and, depending on the contract or assignment, paid holidays, vacation, and certain benefit plan opportunities.

Some customers seek out the Company’s extensive back office and payrolling capabilities, or elect for strategic reasons to outsource functions, without utilizing the Company’s recruitment capabilities. Although the Company does not recruit the workers in such instances, they are nonetheless employees of the Company.

Information Systems

The Company uses the Pure Internet Architecture of PeopleSoft® 8.0 for its back office HRMS and Financials application software. Utilizing the state of the art PeopleSoft architecture has enabled the company to consolidate its back office operations, improve business processes, improve efficiency and productivity and enhance customer relationships. Through this system, the Company has also been able to integrate the management information systems of its 10 acquired companies by creating a single database repository of shared business information.

The Company has expanded the use of the EZAccess® recruiting and sales database application, which has allowed it to consolidate the resume databases of its acquired companies. This software has enabled the Company to streamline the processes of identifying, recruiting and hiring on a national basis. The Company believes that EZAccess has enhanced both its recruiting efforts and its customer service capabilities. Separately, the Company’s PrO Unlimited subsidiary has developed and maintains its proprietary web-enabled WAND system, which provides an end-to-end solution for the engagement, management and tracking of the contingent workforce. See “Human Capital Management Services Segment” in this Item 1.

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

In an environment of declining unemployment, the availability and quality of candidates, the effective monitoring of job performance and the scope of geographic service increasingly become the principal elements of competition. The availability of quality contingent personnel is an especially important facet of competition in many cases. The Company believes its ability to compete also depends in part on a number of competitive factors outside its control, including the economic climate generally and in particular industries served by the Company, the ability of its competitors to hire, retain and motivate skilled personnel and the extent of its competitors’ responsiveness to customer needs.

Employees

The Company currently employs approximately 500 full-time staff employees at its headquarters and company-owned offices. The Company issued approximately 19,000 W-2s to employees of the Company who provided services to its customers during 2003, not including W-2s issued as part of the Financial Outsourcing Services segment back office services provided by the Company to its customers. In addition to employees on assignment, the Company maintains a proprietary database of prospective employees with expertise in the disciplines served by the Company. Billable employees are employed by the Company on an as-needed basis, dependent on customer demand and are paid only for time they actually work (plus any accrued vacation time). Non-billable administrative personnel provide management, sales and marketing and other services in support of the Company’s services in all of its segments.

Licensed Offices

The Company has granted 7 licenses to operate 9 COMFORCE offices. The most recent license for a new office was granted in July 1992, and the Company does not presently expect to grant more licenses. Licensees recruit contingent personnel and promote their services to both existing and new clients obtained through the licensees’ marketing efforts. However, the Company is involved in the determination of the terms under which services are to be offered to its customers, and, with the exception of a single licensee, the Company is the employer of all of the workers placed through these arrangements. As the primary obligor, the Company is fully responsible for the payment of the employees. The Company submits all bills directly to the customers and they are required to remit their payments for services performed directly to the Company. The Company has the ability to refuse to perform services solicited by the licensee that it does not believe are within the normal scope of its capabilities, or for other reasons if it does not believe the services to be performed comport with the Company’s objectives. The Company and the licensee office bear joint responsibility for collecting the receivables from the customers and jointly bear the risk of loss for uncollected receivables. The licensee earns a variable percentage of the ultimate gross profit based upon the type of services rendered.

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

ITEM 2. PROPERTIES

The Company leases all of its office space. Excluding the Company’s headquarters, these leases are for office space ranging in size from small shared 750-square foot executive suites to facilities exceeding 10,000 square feet in size. The remaining terms under the Company’s leases range from less than six months to five years. The Company’s headquarters in Woodbury, New York occupies approximately 38,000 square feet of space in two facilities under separate leases that expire in 2010. The Company owns no real estate.

The Company believes that its facilities are adequate for its present and reasonably anticipated future business requirements. The Company does not anticipate difficulty locating additional facilities, if needed.

ITEM 3. LEGAL PROCEEDINGS

In November 2003, the Company received notice that it is a potentially responsible party at Chicago’s Lake Calumet Cluster Site, which for decades beginning in the late 19th century had served as a waste site. The Company’s predecessor, Apeco Corporation, a manufacturer of photocopiers, allegedly sent waste material to this site. The state of Illinois has proposed that the site be designated as a Superfund site. The Company is one of over 400 potentially responsible parties (many of which may no longer be in operation) to which notice was sent, and the Company has joined a working group of approximately 130 members representing over 170 potentially responsible parties for the purpose of responding to the United States and Illinois environmental protection agencies. These agencies have not reached agreement as to the appropriate remedies and are expected to ask the potentially responsible parties to perform additional site studies.

Until these site studies are completed (which could take two or more years) and the responsible agencies agree upon remedies, meaningful estimates of clean-up costs cannot be made. Consequently, no assessment can be made as to any potential liability to the Company. The Company is initiating inquiries of the insurance carriers for Apeco to determine if it has coverage under old insurance policies. In addition, a former affiliate of Apeco, ARTRA Group Incorporated, entered into an agreement with the Company in 1996 to indemnify the Company against environmental liabilities. While ARTRA has been fully cooperative in this process, it is currently in bankruptcy and may not have adequate resources to honor this obligation unless the claims are within the coverage of its old insurance policies, which it is presently seeking to determine.

The Company is a party to routine contract and employment-related litigation matters arising in the ordinary course of its business. Except as described above, there are no other pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional medical malpractice insurance, fiduciary insurance and directors’ and officers’ liability insurance. The Company is generally self-insured with respect to workers compensation, but maintains excess workers compensation coverage to limit its maximum exposure to such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of fiscal 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price and Dividends

The Company’s Common Stock is traded on the American Stock Exchange (AMEX:CFS). The high and low sales prices for the Common Stock, as reported in the business news media, for the periods indicated, were as follows:

		High	Low
2002	First Quarter	1.30	1.00
	Second Quarter	1.30	0.95
	Third Quarter	1.29	0.70
	Fourth Quarter	0.94	0.35

2003	First Quarter	0.75	0.40
	Second Quarter	0.65	0.30
	Third Quarter	1.03	0.40
	Fourth Quarter	0.80	0.49

The closing price of the Common Stock of the Company on March 26, 2004 was $1.63. As of such date, there were approximately 4,400 shareholders of record and 11,574,970 shares of Common Stock held by non-affiliates. The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 26, 2004 was $18,867,201.

No dividends were declared or paid on the Common Stock during 2003. The terms of the Company’s debt obligations effectively prohibit its payment of dividends. In addition, until cumulated dividends on its Series 2003A and Series 2003B Preferred Stock ($406,000 at December 28, 2003) are fully paid, no dividends are permitted to be paid on Common Stock. Accordingly, the Company does not anticipate that it will pay cash dividends on its Common Stock for the foreseeable future.

Recent Sales of Unregistered Securities

In February 2003, the Company issued $6.1 million face amount (6,100 shares) of its new Series 2003A Preferred Stock having a fair market value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures (including accrued interest) from the Fanning CPD Assets, LP, a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest (the “Fanning Partnership”). Rosemary Maniscalco, a director of the Company, is the general partner of the Fanning Partnership, but has no pecuniary interest therein. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction. The consideration paid to the Fanning Partnership in February 2003 for the principal amount of the PIK Debentures exchanged in this transaction approximated in value the consideration that the Fanning Partnership had previously been paid to the unrelated third party sellers of the PIK Debentures. The Company’s offer to exchange PIK Debentures for Series 2003A Preferred Stock was extended to all holders of the PIK Debentures that remained outstanding.

In September 2003, the Company issued shares of its Series 2003B Preferred Stock having a face amount and fair market value of $513,000 (513 shares) in exchange for $2.0 million aggregate amount of the Company’s 8.0% Subordinated Convertible Notes due 2009 (the “Convertible Notes”), including accrued interest, in a transaction with the Fanning Partnership. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s directors approved the terms of the transaction. The consideration paid to the Fanning Partnership in September 2003 for the principal amount of the Convertible Notes exchanged in this transaction was substantially less than the consideration paid by the Fanning Partnership for the securities it had previously exchanged for the Convertible Notes. As a result of this transaction, the Company recorded a contribution to capital of $913,000, net of taxes, in lieu of recognizing a gain on the extinguishment of debt. The conversion price of $0.54 per share for the Series 2003B Preferred Stock, as discussed below, represents the average closing price of the common stock for the 15 trading days immediately preceding the date of the effective date of the transaction (September 26, 2003), which was lower than the $0.82 per share closing price as of the effective date. As a result of this beneficial conversion feature, the Company recorded a preferred stock dividend of $266,000 in the fiscal 2003.

The rights and preferences of the Series 2003A and Series 2003B Preferred Stock are substantially identical except that the conversion price is $1.05 for the Series 2003A Preferred Stock and $0.54 for the Series 2003B Preferred Stock. The conversion price is the price at which a holder of shares of Series 2003A or 2003B Preferred Stock may convert such shares into common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate).

Each share of Series 2003A and 2003B Preferred Stock has a face amount of $1,000, and bears annual cumulative dividends of $75 per share (7.5% per annum). As of December 28, 2003, there were accumulated, unpaid and undeclared dividends of $406,000. Upon liquidation, the holders of the Series 2003A and 2003B Preferred Stock will be entitled to a liquidation preference of $1,000 per share plus the amount of accumulated, unpaid and undeclared dividends before any distributions shall be made to the holders of common stock or any other junior series or class of stock of the Company. Unless the holders of two-thirds of the shares of Series 2003A and 2003B Preferred Stock outstanding shall have otherwise consented, no series or class of preferred stock having rights or preferences that are not junior to the Series 2003A and 2003B Preferred Stock shall be issued by the Company.

The Company can only pay dividends on the Series 2003A and 2003B Preferred Stock if (i) dividends can legally be paid in accordance with Delaware law, (ii) the Company’s board of directors, in its discretion upon the exercise of its fiduciary duties, declares that a dividend be paid, (iii) payment of the dividend is permitted under the terms of the Company’s bank credit facility, and (iv) the Company has sufficient funds to upstream in accordance with the restricted payments tests under the indenture governing the Senior Notes.

In the event that the conversion of Series 2003A and 2003B Preferred Stock into common stock of COMFORCE would result in either (i) the occurrence of a “change of control” as defined in the indenture governing COI’s Senior Notes, or (ii) require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the American Stock Exchange (or any other exchange or quotation system on which the Company’s shares are then listed), then the Series 2003A and 2003B Preferred Stock held by such holder shall not be convertible into common stock, but rather shall be convertible into shares of non-voting participating preferred stock having a liquidation preference of $0.01 per share (but no other preferences) to be created by the Company. The participating preferred stock will in turn be convertible into the Company’s common stock (on the same basis as if the conversion to common stock from Series 2003A and 2003B Preferred Stock had occurred directly) if the conversion will not result in a “change of control” as defined in the indenture governing the Senior Notes or require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the American Stock Exchange (or any other exchange or quotation system on which the Company’s shares are then listed).

Equity Compensation Plan Information

The following table describes options and warrants issued as part of the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column).
Equity compensation plans approved by security holders (1)	3,284,000	$4.61	940,000
Equity compensation plans not approved by security holders (2)	724,628	2.27	—

Total	4,008,628	4.19	940,000

(1)	At December 28, 2003, the Company had two equity compensation plans that had been approved by stockholders, the Long-Term Stock Investment Plan (the “1993 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). Securities shown as being issuable pursuant to outstanding options, warrants and rights in the first column represent option grants made under the 1993 Plan and the 2002 Plan. No options or other rights are issuable under the 1993 Plan after December 31, 2002. Accordingly, the number of securities shown in the third column as being available for future issuance include only the shares of common stock remaining available for issuance under the 2002 Plan upon exercise of options or other rights that may be granted thereunder in future periods.
(2)	Includes options to purchase 555,628 shares of the Company’s common stock issued to Austin Iodice and Anthony Giglio, former officer’s of the Company, as settlement of litigation concerning the continuing validity of options originally granted to them under a plan approved by the stockholders. Although these options were issued outside of the 1993 Plan, the Board elected to treat them as issued under the 1993 Plan solely for the purpose of determining the shares remaining available for issuance under the 1993 Plan. The balance of these securities are warrants issued as additional compensation to debtholders for extending credit to the Company.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data of the Company as of and for each of the five fiscal years in the period ended December 28, 2003. The Company derived the statement of operations and balance sheet data as of and for each of the five fiscal years in the period ended December 28, 2003 from its audited historical consolidated financial statements (in thousands, except per share data).

	1999	2000	2001	2002	2003
Statement of Operations Data: (1)
Net sales of services (2)	$436,221	$492,864	$445,888	$381,501	$381,687
Costs and expenses:
Cost of services (2)	352,101	392,141	355,635	311,821	317,593
Selling, general and administrative expenses	55,596	66,806	65,388	54,096	50,315
Restructuring credit	(163)	—	—	—	—
Litigation settlement	—	1,056	—	—	—
Goodwill impairment (3)	—	—	—	19,000	28,000
Depreciation and amortization (4)	6,824	7,424	7,835	4,000	4,247

Total costs and expenses	414,358	467,427	428,858	388,917	400,155

Operating income (loss)	21,863	25,437	17,030	(7,416)	(18,468)

Other income (expense):
Interest expense	(21,825)	(23,266)	(19,990)	(16,007)	(13,931)
Gain on debt extinguishment (5)	—	4,667	15,858	—	9,582
Write-off of deferred financing costs	—	(742)	—	—	(431)
Restricted covenant release	—	1,000	—	—	—
Other income, net	93	247	40	27	637

	(21,732)	(18,094)	(4,092)	(15,980)	(4,143)

Income (loss) before tax	131	7,343	12,938	(23,396)	(22,611)
Provision (benefit) for income taxes	2,169	4,956	6,898	(2,149)	625

Income (loss) before a cumulative effect of a change in accounting principle	(2,038)	2,387	6,040	(21,247)	(23,236)
Income (loss) available to common stockholders before a cumulative effect of a change in accounting principle	(2,038)	2,387	6,040	(21,247)	(23,908)
Cumulative effect of a change in accounting principle - goodwill impairment, net of tax benefit of $2,200 (6)	—	—	—	(52,800)	—
Income (loss) available to common stockholders	(2,038)	2,387	6,040	(74,047)	(23,908)
Diluted income (loss) per share: Income (loss) available to common stockholders before a cumulative effect of a change in accounting principle	$(0.12)	$0.14	$0.34	$(1.28)	$(1.44)
Cumulative effect of a change in accounting principle	—	—	—	(3.17)	—

Net income (loss) available to common stockholders	$(0.12)	$0.14	$0.34	$(4.45)	$(1.44)

Balance Sheet data:
Working capital	$65,808	$88,942	$59,024	$47,386	$44,577
Trade receivables, net	81,834	119,067	80,029	73,609	76,104
Goodwill, net	139,010	137,655	134,283	60,242	32,242
Total assets	249,710	283,414	241,131	162,864	134,313
Total debt, including current maturities	182,346	197,421	154,720	142,779	127,960
Stockholders’ equity (deficit)	43,163	46,374	52,537	(21,241)	(38,624)

(1)	Results for the year ended December 31, 2000 include results of Gerri G. Inc. from the acquisition date of February 6, 2000 through December 31, 2000.

(2)	The Company adopted Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred (“EITF 01-14”), effective as of December 31, 2001. Accordingly, reimbursements received by the Company for out-of-pocket expenses are now characterized as revenue. Prior to the adoption of EITF 01-14, the Company characterized such amounts as a reduction of cost of sales. The selected financial data for 2001 and 2000 has been reclassified in accordance with EITF 01-14.
(3)	The Company recorded a goodwill impairment charge of $19.0 million during the fourth quarter of 2002 and $28.0 million during the third quarter of 2003, in each case as a charge against operating income in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). See note 4 to the consolidated financial statements for further discussions.
(4)	Effective as of December 31, 2001, the Company changed the manner in which it accounts for goodwill and other intangible assets upon the adoption of SFAS 142 and, in accordance therewith, ceased amortizing goodwill. See note 4 to the consolidated financial statements.
(5)	During 2000, the Company repurchased Senior Notes. The gain on debt extinguishment that was realized by these repurchases was $4.7 million, which includes the reduction of $200,000 of deferred financing costs associated with the repurchases. During 2001, the Company repurchased Senior Notes and PIK Debentures. The gain on debt extinguishment that was realized by these repurchases was $15.9 million, which includes the reduction of $1.1 million of deferred financing costs associated with the repurchases. During 2003, the Company repurchased Senior Notes and PIK Debentures. As a result of these transactions, the Company recognized a gain on debt extinguishment of $9.6 million, which includes the reduction of approximately $319,000 of deferred financing costs. See “Financial Condition, Liquidity and Capital Resources” in Item 7.
(6)	The Company recorded a goodwill impairment charge of $52.8 million net of tax as a cumulative effect of a change in accounting principle during the first quarter of 2002 in accordance with the provisions of SFAS 142. See note 4 to the consolidated financial statements for further discussions.

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

The Company reports its results through three operating segments — Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services. The Human Capital Management Services segment provides consulting services for managing the contingent workforce. The Staff Augmentation segment provides healthcare support, technical, information technology (IT), telecom and other staffing services. The Financial Outsourcing Services segment provides payroll, funding and outsourcing support services to independent consulting and staffing companies.

Management of the Company has observed improvement in the business environment for staffing companies beginning in the fourth quarter of 2003. Recent industry statistics generally support management’s observations subject to concerns as to the rate of job creation in the United States. The Company has sought to position itself competitively in what it expects to be an improving marketplace. In addition to taking steps to improve operational efficiencies, management has sought to improve the Company’s balance sheet. Including repurchases effected in the first quarter of 2004, since June 2000, the Company has reduced its public debt from $138.8 million to $69.0 million. As a result, it has reduced its annual interest expense by approximately $7.0 million, including by borrowing at the lower rates available under the PNC Credit Facility to effectuate repurchases and by exchanging preferred equity and lower interest rate convertible notes for this public debt.

Recent Developments

In the first quarter of 2004, the Company sold certain of its niche telecom operations and repurchased $13.5 million of it Senior Notes. See “Recent Developments” in Item 1.

Replacement of Credit Facility

In June 2003, COMFORCE, COI and various of their operating subsidiaries entered into a Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”) and other financial institutions participating as lenders to provide for a $75.0 million revolving credit facility with available borrowings based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions. At closing, the Company borrowed $32.7 million and repaid the Company’s then existing revolving credit facility agented by Whitehall Business Credit Corporation (the “Whitehall Credit Facility”), which was thereupon terminated. The Whitehall Credit Facility, which the Company entered into in December 2000, as subsequently amended, provided for borrowings of up to $85.0 million. The Company incurred a write-off of deferred financing costs of $431,000 in the second quarter of 2003 related to the early retirement of the Whitehall Credit Facility.

Borrowings under the PNC Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (1) the greater of the base commercial lending rate of PNC as announced from time to time or the federal funds rate plus 0.5%, or (2) LIBOR plus a margin ranging from 2.5% if the Company’s fixed charged coverage ratio is greater than 1.30:1 to 3.0% if this ratio is 1.05:1 (with the initial fixed and first calculated margins having been 2.75% from funding in June 2003 through the end of fiscal 2003). The obligations evidenced by the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The agreements evidencing the PNC Credit Facility contain various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The scheduled maturity date of the PNC Credit Facility is June 24, 2007. The PNC Credit Facility affords the Company greater borrowing flexibility and has a maturity date close to three years beyond the maturity date of the Whitehall Credit Facility.

As of December 28, 2003, the Company had remaining availability based upon then outstanding eligible accounts receivable of $19.7 million, which provides for borrowings of up to $75.0 million based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions. The Company was in compliance with all financial covenants under the PNC Credit Facility at the end of fiscal 2003 and expects to remain in compliance throughout fiscal 2004. In the event that the Company is unable to meet any of such covenants, it will request a modification (or waiver) of such covenants. If the Company’s revenues in fiscal 2004 exceed current projections, management intends to ask its bank lenders to increase the availability under the PNC Credit Facility to fund potentially higher levels of receivables.

Critical Accounting Policies and Estimates

Management’s discussion in this Item 7 addresses the Company’s consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. A discussion of the more significant estimates follows. Management has discussed the development, selection and disclosure of these estimates and assumptions with the Audit Committee of the Board of Directors.

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

Bad debt expense, which increases the allowance for doubtful accounts, is recorded as an operating expense in the consolidated statements of operations. Factors that would cause this provision to increase primarily relate to increased bankruptcies by customers, the inability of the Company’s funding services clients to absorb chargebacks and other difficulties collecting amounts billed. On the other hand, an improved write-off experience and aging of receivables would result in a decrease to the provision.

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

The Company provides for income taxes on a quarterly basis based upon an estimated annual tax rate. In determining this rate, management estimates taxable income for each of the states where the Company operates, as well as the tax rate that will be in effect for each state. To the extent these estimates change during the year, or that actual results differ from these estimates, the estimated annual tax rate may change between quarterly periods and may differ from the actual effective tax rate for the year.

Goodwill Impairment

The Company is required to test goodwill for impairment in accordance with the provisions of SFAS 142 as of the end of each fiscal year or earlier during each fiscal year as circumstances require. The Company tested for goodwill impairment as of the end of each of the third and fourth quarters of fiscal 2003. As a result of the testing in the third quarter of 2003, the Company wrote-off $28.0 million of goodwill in the Staff Augmentation segment. The Company also performed its annual testing for goodwill impairment in the fourth quarter of fiscal 2003 and determined that no additional write-offs were required to be taken. In connection with these goodwill tests, the Company engaged an independent valuation firm to assist management in the determination of the fair values of its reporting units (as defined by SFAS 142). In its determination of the fair values, the firm engaged by the Company primarily utilized a discounted cash flow analysis as well as various other valuation approaches, including (a) recent values paid by investors and purchasers of companies in businesses similar to that of the Company, (b) capitalization multiples of companies with investment characteristics resembling those of the reporting units, (c) the enterprise value of the Company, and (d) asset and liability structure.

Significant assumptions used in this analysis include (i) expected future revenue growth rates, operating unit profit margins, and working capital levels, (ii) a discount rate, and (iii) a terminal value multiple. The revenue growth rates, working capital levels and operating unit profit margins are based on management’s expectation of future results. Based on management’s assessment of the circumstances and considering the firm’s findings, the Company recognized an impairment loss of $28.0 million due to the Company’s inability to meet previous growth expectations. These impairment losses relate primarily to the goodwill attributable to staffing companies acquired by the Company in 1996 through 1998, during which time staffing companies were customarily valued using higher multiples, and these companies had significantly higher earnings. See note 4 to the consolidated financial statements.

If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements.

Results of Operations

Fiscal Year Ended December 28, 2003 Compared to Fiscal Year Ended December 29, 2002

Net sales of services for the fiscal year December 28, 2003 were $381.7 million, which represents a slight increase from the $381.5 million in net sales of services realized for the fiscal year December 29, 2002. The Company experienced a decrease in net sales of services in Staff Augmentation and Financial Outsourcing Services segments, offset by an increase in the Human Capital Management Services segment. Net sales of services in the Human Capital Management Services segment increased by $22.5 million or 13.5%, principally due to an increase in its client base. In the Staff Augmentation segment, the decrease of $20.0 million (9.7%) is principally attributable to reduced sales to IT and telecom customers, as a result of the continuing effects of the soft economy, partially offset by increased sales to healthcare and RightSourcing support customers, and technical services customers under government contracts. Also, principally as a result of general economic conditions and a reduced client base, net sales of services were lower by $2.3 million (25.4%) in the Financial Outsourcing Services segment.

Cost of services for the fiscal year December 28, 2003 was 83.2% of net sales of services as compared to cost of services of 81.7% for the fiscal year December 29, 2002. The cost of services as a percentage of net sales for the fiscal year December 28, 2003 increased from 2002 principally as a result of a decrease in permanent placement fee revenues, a decrease in Financial Outsourcing Services revenues, increased competitive pressures impacting fees and higher growth in Human Capital Management Services (which have a higher cost of services as a percentage of net sales of services).

Selling, general and administrative expenses as a percentage of net sales of services were 13.2% for the fiscal year December 28, 2003, compared to 14.2% for the fiscal year December 29, 2002. Excluding the $1.6 million insurance recovery in the first quarter of 2003 related to uncollectible funding and service fees receivable that were written-off in the fourth quarter of 2001, selling, general and administrative expenses as a percentage of net sales of services were 13.6% for the fiscal year December 28, 2003. Management continued to undertake initiatives to reduce selling, general and administrative costs by renegotiating existing vendor contracts, reducing the size of or closing marginal offices, reducing back office support staff and re-evaluating incentive compensation plans, and has reduced costs as sales decreased in the Staff Augmentation and the Financial Outsourcing Services segments.

Operating loss for the fiscal year December 28, 2003 was $18.5 million as compared to operating loss of $7.4 million for the fiscal year December 29, 2002. The increase in operating loss for the fiscal year December 28, 2003 is principally attributable to the Company’s third quarter $28.0 million non-cash write-off related to the impairment of goodwill discussed above and a decrease in gross margins in Staff Augmentation and Financial Outsourcing Services segments, partially offset by the $1.6 million insurance claim recovery discussed above. By comparison, in 2002, the Company wrote-off $19.0 million related to goodwill impairment, exclusive of the write-off of $55.0 million earlier in 2002 that was recorded as the cumulative effect of a change in accounting principle.

The Company’s interest expense for the fiscal year December 28, 2003 was principally attributable to interest recorded on its bank credit facility (the Whitehall Credit Facility until June 25, 2003 and the PNC Credit Facility thereafter), the Convertible Notes and the Senior Notes and an assessment made in the second quarter of 2003 of $170,000 of interest as part of a settlement with the IRS in connection with its audit of tax years 1999 through 2001. The interest expense was lower for the fiscal year December 28, 2003 as compared to the fiscal year December 29, 2002 principally due to lower market interest rates and the retirement of PIK Debentures in the first quarter of 2003, Senior Notes in the second quarter of 2003 and Convertible Notes in the third quarter of 2003, partially offset by the assessment of interest in connection with the IRS settlement. See “Replacement of Credit Facility” and “Financial Condition, Liquidity and Capital Resources” in this Item 7.

The Company incurred a write-off of deferred financing costs of $431,000 in the second quarter of 2003 related to the early retirement of the Whitehall Credit Facility.

The gain on debt extinguishment realized by the Company during the fiscal year December 28, 2003 was the result of the Company’s repurchase of Senior Notes in the second and fourth quarters of 2003, and the Company’s exchange and repurchase of PIK Debentures in the first quarter of 2003. As a result of these transactions, the Company recognized a gain on debt extinguishment of $9.6 million, which includes the reduction of approximately $319,000 of deferred financing costs, in 2003.

The income tax provision for the fiscal year December 28, 2003 was $625,000 on loss before tax of $22.6 million. The income tax benefit for the fiscal year December 29, 2002 was $2.1 million on a loss before tax of $23.4 million. The difference between the federal statutory income tax rate and the Company’s effective tax rate relates primarily to the nondeductibility of a portion of the goodwill impairments in fiscal 2003 and 2002, discussed above, interest expense associated with the PIK Debentures, state income taxes, and a disallowance for travel and entertainment expenses. Included in income tax for the fiscal year December 28, 2003 is an assessment of $975,000 based on an income tax audit by the IRS for tax years 1999 through 2001.

Fiscal Year Ended December 29, 2002 Compared to Fiscal Year Ended December 30, 2001

Net sales of services for the fiscal year December 29, 2002 were $381.5 million, a decrease of 14.4% from net sales of services for the fiscal year December 30, 2001 of $445.9 million. The Company suffered a decrease in net sales of services in Staff Augmentation and Financial Outsourcing Services segments, partially offset by an increase in the Human Capital Management Services segment. Net sales of services in the Human Capital Management Services segment increased by $37.8 million or 29.4%, principally due to an increase in its client base. In the Staff Augmentation segment, the decrease of $99.2 million (32.5%) is principally attributable to reduced sales to IT, telecom, technical and other staffing services customers as a result of the continuing effects of the soft economy. Also, principally as a result of the current economic conditions, net sales of services were lower by $3.0 million (25.1%) in the Financial Outsourcing Services segment.

Cost of services for the fiscal year December 29, 2002 was 81.7% of net sales of services as compared to cost of services of 79.8% for the fiscal year December 30, 2001. The cost of services as a percentage of net sales for the fiscal year December 29, 2002 increased from the comparable period in 2001 principally as a result of a decrease in permanent placement fees and a higher growth in Human Capital Management Services which has a higher cost of services as a percentage of net sales of services, partially offset by a reduction in workers compensation expense due to favorable claims settlement history under the Company’s workers compensation policy.

Selling, general and administrative expenses as a percentage of net sales of services were 14.2% for the fiscal year December 29, 2002, compared to 14.7% for the fiscal year December 30, 2001. However, in fiscal 2001, the Company recorded a charge of $2.4 million related to uncollectible funding and service fees receivable. Excluding that charge, selling, general and administrative expenses as a percentage of net sales of services were 14.1% for fiscal 2001. Due to lower sales, management continued to undertake initiatives to reduce selling, general and administrative costs by renegotiating existing vendor contracts, reducing the size of or closing marginal offices, reducing back office support staff and reevaluating incentive compensation plans, and has been successful in controlling costs as sales decreased. These costs were further reduced by lower commissions as a result of the decrease of sales discussed above.

Operating loss for the fiscal year December 29, 2002 was $7.4 million as compared to operating income of $17.0 million for the fiscal year December 30, 2001. This operating loss for the fiscal year December 29, 2002 is principally attributable to the Company’s fourth quarter $19.0 million write-off related to the impairment of goodwill discussed above and a decrease in sales and gross margins in Staff Augmentation and Financial Outsourcing Services segments, partially offset by a reduction of $4.2 million in goodwill amortization due to the adoption of SFAS 142 as well as the more favorable workers compensation history for fiscal 2002 discussed above.

The Company’s interest expense for the fiscal year December 29, 2002 and December 30, 2001 is attributable to the Whitehall Credit Facility, the Convertible Notes, the Senior Notes and the PIK Debentures. The interest expense was lower for the fiscal year December 29, 2002 as compared to the fiscal year December 30, 2001 due to lower market interest rates and lower borrowing levels under the Whitehall Credit Facility as well as the reduction of Senior Notes and PIK Debentures through the transactions described below and in note 8 to the consolidated financial statements.

During 2001, the Company repurchased $13.0 million principal amount of Senior Notes for $8.9 million and $5.2 million principal amount of PIK Debentures for $2.5 million (including accrued and unpaid interest of $340,000), the repurchase prices of which were paid from lower interest rate borrowings under the Whitehall Credit Facility. In 2001, the Company also completed the exchange of $18.0 million principal amount of PIK Debentures for its 8% Convertible Notes in the original principal amount of $8.0 million, plus $1.0 million in cash. The gain on debt extinguishment realized by the Company during the fiscal year December 30, 2001 as a result of the repurchases (including the exchange) was $15.9 million, which includes the reduction of $1.1 million of deferred financing costs associated with these transactions.

The income tax benefit for the fiscal year December 29, 2002 was $2.1 million on a loss before tax of $23.4 million. The income tax provision for the fiscal year December 30, 2001 was $6.9 million on income before tax of $12.9 million. The difference between the federal statutory income tax rate and the Company’s effective tax rate relates primarily to the nondeductibility of a portion of the $19.0 million goodwill impairment discussed above, interest expense associated with the PIK Debentures and state income taxes, disallowance for travel and entertainment and the 2001 amortization expense associated with goodwill that was not deductible.

The Company recorded a goodwill impairment charge of $52.8 million net of tax as a cumulative effect of a change in accounting principle during the first quarter of 2002 in accordance with the provisions of SFAS 142. See note 4 to the consolidated financial statements for further discussions.

Financial Condition, Liquidity and Capital Resources

The Company generally pays its billable employees weekly or bi-weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company’s markup. These bills are typically paid within 35 days. Increases in the Company’s net sales of services, resulting from expansion of existing offices or establishment of new offices, will require additional cash resources.

During the fiscal year December 28, 2003, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below. The following table represents contractual commitments associated with operating agreements (excluding interest on debt obligations):

	Payments due by period (in thousands)
	2004	2005-6	2007	2008	Thereafter
Operating Leases	$3,149	$4,093	$1,347	$1,080	$1,566
PNC Credit Facility—principal repayments	—	—	38,040	—	—
Senior Notes - principal repayments	—	—	82,500	—	—
Convertible Notes - principal repayments	—	—	—	—	7,420

Total	$3,149	$4,093	$121,887	$1,080	$8,986

The Company also had standby letters of credit outstanding at December 28, 2003 in the aggregate amount of $4.4 million.

During the fiscal year December 28, 2003, the Company’s primary sources of funds to meet working capital needs were from borrowings under the PNC Credit Facility and the Whitehall Credit Facility. Effective June 25, 2003, the Company retired the Whitehall Credit Facility upon entering into the PNC Credit Facility. See “Replacement of Credit Facility” above in this Item 7. Cash and cash equivalents increased $1.2 million during the fiscal year December 28, 2003. Cash flows provided by operating activities of $3.3 million were exceeded by cash flows used in financing activities of $1.1 million and cash flows used in investing activities of $1.0 million.

At December 28, 2003, the Company had outstanding $38.0 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 3.93% per annum. At such date, the Company had remaining availability of $19.7 million under the PNC Credit Facility, which provides for borrowings of up to $75.0 million based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.

At December 28, 2003, the Company also had outstanding (i) $82.5 million principal amount of Senior Notes bearing interest at a rate of 12% per annum, (ii) $7.4 million principal amount of Convertible Notes bearing interest at the rate of 8% per annum, and (iii) had no PIK Debentures outstanding. The Company has sought to improve its balance sheet. Since the beginning of fiscal 2003, it has done so principally through the issuance of equity securities in exchange for debt obligations, or repurchases of debt, including the following transactions:

•

PIK Debentures: In February 2003, the Company issued $6.1 million face amount of its new Series 2003A Preferred Stock having a fair market value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures (including accrued interest) from a related party (the Fanning Partnership) and repurchased additional PIK Debentures ($59,000 including interest) from unrelated parties for a cash payment of $21,000. As a result of this transaction, the Company recognized a gain on debt extinguishment of $7.8 million, which includes the reduction of approximately $240,000 of deferred financing costs, in the third quarter of 2003. The related party transactions were treated as gains on the extinguishment of debt and not as contributions to capital since the related party purchased the PIK Debentures (it exchanged for Series 2003A Preferred Stock) from unrelated parties at a discount and the Company received the benefits of this pricing in its transactions with the related party. In May 2003, principally in order to eliminate the costs associated with the administration of the PIK Debentures, the Company redeemed the remaining $42,000 of PIK Debentures in accordance with the procedures set forth in the indenture. See notes 8 and 18 to the consolidated financial statements.

•	Senior Notes: In June 2003, the Company repurchased $2.0 million principal amount of Senior Notes for $980,000, resulting in a gain on debt extinguishment of $983,000, which includes the reduction of approximately $37,000 of deferred financing costs. In December 2003, the Company repurchased $2.5 million principal amount of Senior Notes for $1.6 million, resulting in a gain on debt extinguishment of $808,000, which includes the reduction of approximately $42,000 of deferred financing costs. In February and March 2004, the Company repurchased $13.5 million principal amount of its 12% Senior Notes for $11.3 million. As a result of these repurchases, the Company will recognize a gain on debt extinguishment of $2.0 million in the first quarter of 2004, including a reduction of approximately $219,000 of deferred financing costs. See notes 8 and 18 to the consolidated financial statements.

•	Convertible Notes: In September 2003, the Company issued 513 shares of its Series 2003B Preferred Stock having an aggregate face amount and fair market value of $513,000 in exchange for $2.0 million principal amount of Convertible Notes, plus accrued interest, in a transaction with a related party (the Fanning Partnership). The consideration paid to the related party in September 2003 for the principal amount of the Convertible Notes exchanged in this transaction was substantially less than the consideration paid by it for the securities it had previously exchanged for the Convertible Notes. As a result of this transaction, the Company recorded a contribution to capital of $913,000, net of taxes, in lieu of recognizing a gain on the extinguishment of debt. See notes 8 and 18 to the consolidated financial statements.

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

Management believes that $2.0 million annually (if COI has funds available for this purpose) will be sufficient to pay COMFORCE’s annual public company expenses for the foreseeable future. Principally as a result of losses incurred by COI in fiscal 2001, 2002 and 2003 and prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture. It is anticipated that COI must generate net income of approximately $6.5 million before it will be able to upstream any funds to COMFORCE under the restrictive payments test of the indenture in order to pay cash interest on the Convertible Notes (which is required beginning on June 1, 2005) or to repay the Convertible Notes at their maturity on December 2, 2009. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997.

Through December 1, 2004, interest on the Convertible Notes is payable, at the option of COMFORCE, in cash or in kind through the issuance of additional Convertible Notes. COMFORCE has paid all interest under the Convertible Notes in kind though December 1, 2003. Beginning with the interest payment due June 1, 2005, COMFORCE will be required to pay interest on the Convertible Notes in cash. Its ability to do so is expected to be dependent on its availability of funds for this purpose, whether through borrowings by COI under the PNC Credit Facility, funds from COI’s operations or otherwise, and on COI’s ability to upstream funds in accordance with the restricted payments test under the indenture for the Senior Notes. COMFORCE’s ability to repay Convertible Notes at their maturity on December 2, 2009, or on any earlier required repayment or repurchase dates, will also be dependent on any restrictions under its loan agreements as then in effect and availability of funds.

In March 2004, the holder of the Convertible Notes, which is a partnership in which John Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest, agreed to extend the payment-in-kind terms under the Convertible Notes from the original termination date on December 1, 2003 for one additional year. The Company’s board has directed management, in consultation with an independent financial advisor, to advise the board as to appropriate consideration to pay to the holder for agreeing to this accommodation. This consideration will be recorded in fiscal 2004.

As of December 28, 2003, approximately $32.2 million, or 24.0%, of the Company’s total assets were goodwill recorded in connection with the Company’s acquisitions. The Company evaluated the recoverability of goodwill on its books under the new standards under SFAS 142 (i) at its adoption in the first quarter of 2002, resulting in its write-off of $55.0 million of goodwill, (ii) in the fourth quarter of 2002, resulting in an additional write-off of $19.0 million of goodwill, (iii) in the third quarter of 2003 (as described above in this Item 7 under “Goodwill Impairment”), resulting in an additional write-off of $28.0 million, and (iv) in the fourth quarter of fiscal 2003, resulting in no additional impairment charges. The Company must test goodwill for impairment in accordance with the provisions of SFAS 142 at least annually as of the end of each fiscal year or earlier during each fiscal year as circumstances require. If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements throughout 2004. The Company has made significant progress in improving its capital structure, most recently through the elimination of debt in connection with its repurchase of PIK Debentures (formerly public debt, now fully retired), Senior Notes (which continue to be public debt) and Convertible Notes during fiscal 2003, as described above, but no assurance can be given that opportunities to further eliminate high interest rate debt will be available on favorable terms. Including repurchases effected in the first quarter of 2004, since June 2000, the Company has reduced its public debt from $138.8 million to $69.0 million. As a result, COMFORCE has reduced its annual interest expense by approximately $7.0 million, including by borrowing at the lower rates available under the PNC Credit Facility to effectuate repurchases and by exchanging preferred equity and lower interest rate convertible notes for this public debt. The Company was in compliance with all financial covenants under the PNC Credit Facility at the end of fiscal 2003 and expects to remain in compliance throughout fiscal 2004. In the event that the Company is unable to meet any of such covenants, it will request a modification (or waiver) of such covenants. If the Company’s revenues in fiscal 2004 exceed current projections, management intends to ask its bank lenders to increase the availability under the PNC Credit Facility to fund potentially higher levels of receivables.

Impact of Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the consolidated financial statements.

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

Forward Looking Statements

Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to the following: weakness in job growth or renewed economic malaise generally or in key industries served by the Company, such as aircraft manufacturing and information technology, a reduction in government spending in key sectors served by the Company, or a reduction in the demand for outsourcing services generally which could heighten competition among staffing companies and negatively impact revenues and margins; the Company’s significant leverage may leave it with a diminished ability to obtain additional financing for working capital or other capital expenditures, for retiring higher interest rate debt or for otherwise improving the Company’s competitiveness and capital structure or expanding its operations; SFAS 142, which requires the Company to evaluate at least annually the recoverability of goodwill on its books, could cause the Company to write-off goodwill in future periods (in addition to the write-offs of $74.0 million in 2002 and $28.0 million in 2003), which could have a material adverse impact on the Company’s financial condition and results of operations; or, if COI fails to generate sufficient consolidated net income (after covering its cumulative deficit at December 28, 2003 of $6.5 million) or to have any other funds available to upstream to COMFORCE under the restricted payments test of the Senior Notes indenture in order for it to pay cash interest on the Convertible Notes (which is required beginning on June 1, 2005) or to repay the Convertible Notes at their maturity on December 2, 2009, or on any earlier required repayment or repurchase date, then, unless COMFORCE obtains a loan or sells its capital stock or other securities to provide funds for this purpose, the Company will default under the indenture governing the Senior Notes and under the PNC Credit Facility, or under any replacement facilities, debt instruments or indentures.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Most of the Company’s borrowings are fixed rate obligations, including $82.5 million principal amount of Senior Notes bearing interest at a fixed rate of 12% per annum, $7.4 million principal amount of Convertible Notes bearing interest at a fixed rate of 8% per annum. The estimated fair value of these debt obligations at December 28, 2003 was $69.3 million for the Senior Notes, and $3.7 million for the Convertible Notes. Management of the Company does not believe that a 10% increase in interest rates would have a material impact to the fair value of these fixed rate obligations. Borrowings under the PNC Credit Facility aggregating $38.0 million at December 28, 2003 are at variable interest rates and interest expense will be impacted by changes in interest rates generally prevailing in the United States and internationally. Assuming an immediate 10% increase in the weighted average interest rate of 3.93%, the impact to the Company in annualized interest payable would be approximately $149,000. Accordingly, the Company has not entered into any swap agreements or other hedging transactions as a means of limiting exposure to interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Schedules as listed on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the chief executive officer and chief financial officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 29, 2004 and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 29, 2004 and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 29, 2004 and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 29, 2004 and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 29, 2004 and is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

1.	Financial Statements as listed on page F-1.

2.	Financial Statement Schedules as listed on page F-1.

3.	Exhibits as listed on the Exhibit Index.

(b) Reports on Form 8-K.

The Company filed a current report on Form 8-K on November 12, 2003 to furnish its press release reporting results for the quarter ended September 28, 2003.

(c) Exhibits

The exhibits filed herewith are listed on the Exhibit Index.

(d) Other Financial Statement Schedules

None

A copy of this annual report on Form 10-K will accompany the Company’s proxy statement and be posted on the Company’s website: www.comforce.com. In addition, the Company will provide to stockholders upon request, without charge, copies of the exhibits to the annual report. Requests should be submitted to Linda Annicelli, Vice President, Administration, at COMFORCE Corporation, 415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York 11797.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORCE Corporation

By:	/s/ John C. Fanning
John C. Fanning
Chairman and Chief Executive Officer

Date: March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ John C. Fanning John C. Fanning	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2004

/s/ Harry V. Maccarrone Harry V. Maccarrone	Executive Vice President and Director (Principal Financial and Accounting Officer)	March 26, 2004

/s/ Rosemary Maniscalco Rosemary Maniscalco	Vice Chairman and Director	March 26, 2004

/s/ Daniel Raynor Daniel Raynor	Director	March 26, 2004

/s/ Gordon Robinett Gordon Robinett	Director	March 26, 2004

/s/ Kenneth J. Daley Kenneth J. Daley	Director	March 26, 2004

COMFORCE CORPORATION AND SUBSIDIARIES

Independent Auditors’ Report	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 28, 2003 and December 29, 2002	F-3

Consolidated Statements of Operations for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001	F-5

Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001	F-6

Notes to Consolidated Financial Statements	F-8

Schedule:

Schedule II — Valuation and Qualifying Accounts	F-32

Independent Auditors’ Report

Board of Directors and Stockholders

COMFORCE Corporation:

We have audited the accompanying consolidated balance sheets of COMFORCE Corporation and subsidiaries as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three-fiscal year period ended December 28, 2003. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for each of the fiscal years in the three-fiscal year period ended December 28, 2003 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMFORCE Corporation and subsidiaries as of December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the fiscal years in the three-fiscal year period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the fiscal years in the three-fiscal year period ended December 28, 2003 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in note 4 to the consolidated financial statements, effective as of December 31, 2001, the Company changed the manner in which it accounts for goodwill and other intangible assets upon the adoption of the Financial Accounting Standards Board-issued Statement No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP
KPMG LLP

Melville, New York

March 16, 2004

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 28, 2003 and December 29, 2002

(in thousands, except share and per share amounts)

	December 28, 2003	December 29, 2002
Assets

Current assets:
Cash and cash equivalents	$7,598	6,378
Accounts receivable, less allowance of $377 and $548 in 2003 and 2002, respectively	52,378	45,244
Funding and service fees receivable, less allowance of $515 and $671 in 2003 and 2002, respectively	23,726	28,365
Prepaid expenses and other current assets	4,026	6,391
Deferred income taxes, net	1,733	1,858

Total current assets	89,461	88,236

Deferred income taxes, net	1,695	—
Property and equipment, net	8,499	11,612
Intangible assets, net	132	198
Goodwill, net	32,242	60,242
Deferred financing costs, net	2,284	2,576

Total assets	$134,313	162,864

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,757	2,957
Accrued expenses	42,127	37,893

Total current liabilities	44,884	40,850

Long-term debt	127,960	142,779
Deferred income taxes, net	—	161
Other liabilities	93	315

Total liabilities	172,937	184,105

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized, 16,659,397 and 16,659,360 shares issued and outstanding in 2003 and 2002, respectively	167	167
Preferred stock, $.01 par value, 10,000 shares authorized, 6,661 shares issued and outstanding in 2003	4,817	—
Additional paid-in capital	50,501	49,588
Accumulated other comprehensive income (loss)	76	(47)
Accumulated Deficit, since January 1, 1996 (note 1)	(94,185)	(70,949)

Total stockholders’ deficit	(38,624)	(21,241)

Total liabilities and stockholders’ deficit	$134,313	162,864

See accompanying notes to consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001

(in thousands, except per share amounts)

	December 28, 2003	December 29, 2002	December 30, 2001
Revenue:
Net sales of services	$381,687	381,501	445,888

Costs and expenses:
Cost of services	317,593	311,821	355,635
Selling, general and administrative expenses	50,315	54,096	65,388
Goodwill impairment	28,000	19,000	—
Depreciation and amortization	4,247	4,000	7,835

Total costs and expenses	400,155	388,917	428,858

Operating (loss) income	(18,468)	(7,416)	17,030

Other income (expense):
Interest expense	(13,931)	(16,007)	(19,990)
Gain on debt extinguishment	9,582	—	15,858
Write-off of deferred financing costs	(431)	—	—
Other income, net	637	27	40

	(4,143)	(15,980)	(4,092)

(Loss) income before tax and cumulative effect of a change in accounting principle	(22,611)	(23,396)	12,938
(Benefit) provision for income taxes	625	(2,149)	6,898

(Loss) income before a cumulative effect of a change in accounting principle	(23,236)	(21,247)	6,040

Cumulative effect of a change in accounting principle - goodwill impairment, net of tax benefit of $2,200	—	(52,800)	—

Net (loss) income	$(23,236)	(74,047)	6,040

Dividends on preferred stock	672	—	—

Income (loss) available to common stockholders	$(23,908)	(74,047)	6,040

Basic (loss) income per common share:
(Loss) income before a cumulative effect of a change in accounting principle	$(1.44)	(1.28)	0.36
Cumulative effect of a change in accounting principle - goodwill impairment	—	(3.17)	—

Net (loss) income	$(1.44)	(4.45)	0.36

Diluted (loss) income per common share:
(Loss) income before a cumulative effect of a change in accounting principle	$(1.44)	(1.28)	0.34
Cumulative effect of a change in accounting principle - goodwill impairment	—	(3.17)	—

Net (loss) income	$(1.44)	(4.45)	0.34

Weighted average common shares outstanding, basic	16,659	16,659	16,659

Weighted average common shares outstanding, diluted	16,659	16,659	18,159

See accompanying notes to consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

Fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001

(in thousands, except share amounts)

	Common stock		Preferred stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total stock- holders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2000	16,659,027	$167	—	$—	$49,149	$—	$(2,942)	$46,374

Comprehensive income (loss):
Net income	—	—	—	—	—	—	6,040	6,040
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	(309)	—	(309)

Total other comprehensive income								5,731
Issuance of common stock	146	—	—	—	—	—	—	—
Issuance of options in connection with litigation settlement	—	—	—	—	432	—	—	432

Balance at December 30, 2001	16,659,173	167	—	—	49,581	(309)	3,098	52,537

Comprehensive income (loss):
Net income	—	—	—	—	—	—	(74,047)	(74,047)
Other comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	262	—	262

Total other comprehensive income								(73,785)
Issuance of common stock	187	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	7	—	—	7

Balance at December 29, 2002	16,659,360	167	—	—	49,588	(47)	(70,949)	(21,241)

Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(23,236)	(23,236)
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	123	—	123

Total other comprehensive loss								(23,113)
Issuance of common stock	37	—	—	—	—	—	—	—
Issuance of preferred stock								—
Series 2003A			6,148	4,304				4,304
Series 2003B			513	513				513
Capital contribution (see note 8 )	—	—	—	—	913	—	—	913

Balance at December 28, 2003	16,659,397	$167	6,661	$4,817	$50,501	$76	$(94,185)	$(38,624)

See accompanying notes to consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001

(in thousands)

	December 28, 2003	December 29, 2002	December 30, 2001
Cash flows from operating activities:
Net income (loss)	$(23,236)	(74,047)	6,040
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization of property and equipment	4,181	3,934	3,542
Amortization of intangible and goodwill assets	66	66	4,293
Amortization of deferred financing costs	679	867	789
Write-off of deferred financing costs	431	—	—
Provision for bad debts	36	556	3,013
Cumulative effect of goodwill impairment	—	55,000	—
Goodwill impairment	28,000	19,000	—
Deferred income taxes	(1,731)	(2,278)	2,061
Issuance of notes in lieu of interest	636	2,279	2,768
Gain on sale of fixed assets	—	(156)	—
Gain on repurchase of Senior Notes	(1,791)	—	(15,858)
Gain on repurchase of PIK Debentures	(7,791)	—	—
Changes in assets and liabilities, net of the effects of acquisitions of businesses:
Accounts receivables	(2,408)	6,626	35,716
Prepaid expenses and other current assets	(477)	443	(1,652)
Income taxes receivable	2,842	(1,601)	(614)
Accounts payable and accrued expenses	3,865	8,883	(6,173)

Net cash provided by operating activities	3,302	19,572	33,925

Cash flows from investing activities:
Purchase of property and equipment	(1,000)	(2,812)	(3,680)
Payments of contingent consideration	—	(323)	(746)
Disposal of fixed assets	—	434	—
Increase in deferred costs and other assets	—	—	(274)

Net cash used in investing activities	(1,000)	(2,701)	(4,700)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit agreements	3,040	(14,220)	(17,269)
Repayment of senior notes and PIK debentures	(2,692)	—	(11,336)
Debt financing costs	(1,153)	(136)	(399)
Cash consideration paid in exchange of convertible debt	—	—	(1,000)
Net repayments under capital lease obligations	(277)	(204)	(94)

Net cash used in financing activities	(1,082)	(14,560)	(30,098)

Increase (decrease) in cash and cash equivalents	1,220	2,311	(873)
Cash and cash equivalents, beginning of fiscal year	6,378	4,067	4,940

Cash and cash equivalents, end of fiscal year	$7,598	6,378	4,067

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001

(in thousands)

	December 28, 2003	December 29, 2002	December 30, 2001
Supplemental cash flow information:
Cash paid during the fiscal year for:
Interest	$11,798	12,851	15,257
Income taxes	994	438	5,550

Supplemental schedule of significant noncash investing and financing activities:
Issuance of 2003A Convertible Preferred Stock in exchange for PIK Debentures	4,304	—	—
Issuance of 2003B Convertible Preferred Stock in exchange 8% Subordinated Convertible Notes	513	—	—
Exchange in PIK Debentures for the issuance of 2003A Convertible Preferred Stock	12,356	—	—
Exchange in 8% Subordinated Convertible Notes for the issuance of 2003B Convertible Preferred Stock	2,052	—	—
Contribution of capital as a result of the exchange of 8% Subordinated Convertible Notes	913	—	—
Capital lease obligations incurred for the purchase of new equipment	68	422	402
Issuance of 8% Subordinated Convertible Note in exchange for 15% PIK Debentures	—	—	8,000

See accompanying notes to consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

(1)	Basis of Presentation

COMFORCE Corporation (“COMFORCE” or the “Company”) is a leading provider of specialty staffing, consulting and outsourcing services primarily to Fortune 500 companies for their healthcare support, technical and engineering services, information technology, telecommunications and other staffing services. COMFORCE Operating, Inc. (“COI”), a wholly-owned subsidiary of COMFORCE, was formed for the purpose of facilitating certain financing transactions in November 1997. Unless the context otherwise requires, the term “Company” refers to COMFORCE, COI and all of their wholly-owned direct and indirect subsidiaries.

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

(2)	Summary of Significant Accounting Policies

Fiscal Year

Beginning with 2001, the Company’s fiscal year consists of the 52 or 53 weeks ending on the last Sunday in December. The Company’s most recently completed fiscal year ended on December 28, 2003. Prior to 2001, the Company’s fiscal years ended on December 31 in each year. Fiscal years 2003, 2002 and 2001 contain 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of COMFORCE, COI and their subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company provides supplemental staff workers to its customers under arrangements that typically require the supervision of the customers’ management for a period of time. In these arrangements, the Company is responsible for the employees engaged to provide services. The Company pays the employees’ wages and is responsible for paying or withholding related payroll and income taxes. The Company bills its customers for these services at the end of the week with payment due upon receipt of the invoice. The customers are required to pay the Company a specified rate for each hour an employee works. Payment is customarily remitted to the Company within 35 days. Revenue under these arrangements is recognized upon the performance of service by the Company’s employee. There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligation once the services are rendered by the employee.

A portion of the Company’s revenue is attributable to license agreements. Under the terms of such license agreements, the Company is fully responsible for the payment of the employees. The Company submits all bills directly to the customers and they are required to remit their payments for services performed directly to the Company. The Company includes these revenues and related direct costs in its net sales of services and cost of services on a gross basis. The net distribution to the licensee is based on a percentage of gross profit generated and is included in selling, general and administrative expenses. The net distributions to the licensee included in selling, general and administrative expenses for the fiscal years December 28, 2003, December 29, 2002 and December 30, 2001 were approximately $2,846,000, $2,835,000 and $3,799,000, respectively.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

Goodwill

During June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which prohibits the amortization of goodwill or identifiable intangible assets with an indefinite life, which the Company adopted on December 31, 2001. SFAS 142 also requires goodwill impairment reviews to be performed at least annually by applying fair-value-based test at the reporting unit level, which represent operations of the segments that the Company reports. The first step in this test is to compare each reporting unit’s estimated fair value to its carrying value. If the reporting unit’s estimated fair value is in excess of its carrying value, the test is complete and no impairment is recorded. However, if the reporting unit’s estimated fair value is less than its carrying value, additional procedures are performed to determine if any impairment of goodwill exists. The Company has recorded an impairment of $52.8 million net of tax, as a cumulative effect of a change in accounting principle during the first quarter of 2002 and also recorded goodwill impairment charges of $19.0 million during the fourth quarter of 2002 and $28.0 million during the third quarter of 2003 (see note 4).

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

Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those differences are expected to be recovered or settled. The Company records a valuation allowance against deferred tax assets for which utilization of the asset is not likely.

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

December 28, 2003, December 29, 2002 and December 30, 2001

Fair Values of Financial Instruments

Cash and cash equivalents, accounts receivable, funding and service fees receivable, accounts payable and accrued expenses are reflected in the financial statements at book value which is believed to represent fair value due to the short-term maturity of these financial instruments.

The Company’s fixed rate debt obligations are traded infrequently, and their fair market value may fluctuate significantly due to changes in the demand for securities of their type, the overall level of interest rates, conditions in the high yield capital markets, and perceptions as to the Company’s condition and prospects. After giving consideration to similar debt issues, indicated bid levels, and other market information, the Company believes that the approximate fair values of its outstanding debt instruments at December 28, 2003 were as follows: (i) was $69.3 million for COI’s 12% Senior Notes due 2007 in the then outstanding principal amount of $82.5 million, and (ii) $3.7 million for COMFORCE’s 8% Convertible Subordinated Note due December 2, 2009 in the then outstanding principal amount of $7.4 million.

Deferred Financing Costs

Deferred financing costs consist of costs associated with the issuance of the Company’s long-term debt. Such costs are amortized on a straight-line basis over the life of each financing source, which ranges from 3 to 12 years, and unamortized costs are fully recognized upon discharge of any financing. Upon the repayment and termination in June 2003 of the Company’s prior revolving credit with other institutional lenders, $431,000 in unamortized financing costs related thereto were expensed (see note 8). In addition, the Company expensed $319,000 in fiscal 2003 and $1.1 million in fiscal 2001 relating to the early extinguishment of debt (see note 8).

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) available for common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed assuming the conversion of stock options, warrants and contingent shares with a market value greater than the exercise price as well as the conversion of the convertible debt and preferred stock for common stock.

Foreign Currency

Assets and liabilities of the foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates during the fiscal year. As a result, the translation adjustments are accumulated in a separate component of stockholders’ deficit.

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

December 28, 2003, December 29, 2002 and December 30, 2001

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

		Fiscal Year Ended
		December 28, 2003	December 29, 2002	December 30, 2001
Net (loss) income as reported		$(23,236)	$(74,047)	$6,040

Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	33	137	233

Pro forma (loss) income		$(23,269)	$(74,184)	$5,807

(Loss) income per share:
As reported:
Basic		$(1.44)	$(4.45)	$.36
Diluted		(1.44)	(4.45)	.34
Pro forma:
Basic		(1.44)	(4.45)	.35
Diluted		(1.44)	(4.45)	.32

The per share weighted-average fair value of each option granted on the date of grant was $0.19 in fiscal 2003; $0.21 in fiscal 2002; and $0.31 in fiscal 2001, in each case using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants: no dividend yield; expected volatility of 45.4% for fiscal 2003 and 45.6% for each of fiscal 2002 and 2001; risk-free weighted interest rates of 3.42% for fiscal 2003, 3.85% for fiscal 2002 and 4.74% for fiscal 2001; and expected lives ranging from three to four years. Weighted-averages are used because of varying assumed exercise dates.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

Impact of Recently Issued Accounting Standards

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This accounting standard establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability. This accounting standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the consolidated financial statements.

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

The adoption of SFAS 145 had no impact upon the Company’s consolidated balance sheet or net income in its consolidated statement of operations for any period, but required a reclassification of the gain on the extinguishment of debt, net of related income tax effect, for fiscal 2001 and the quarterly periods during that year in which the Company repurchased its debt at a discount. For these periods, the gain, before any tax effect, has been recorded as other income and the income (loss) before tax and the provision for income taxes line items have been adjusted accordingly.

(3)	Property and Equipment

Property and equipment as of December 28, 2003 and December 29, 2002 consisted of (in thousands):

	Estimated useful lives in years	2003	2002
Computer equipment and related software	3-7	$21,064	21,107
Furniture, fixtures and vehicles	3-7	3,054	2,815
Leasehold improvements	3-7	710	636

		24,828	24,558
Less accumulated depreciation and amortization		(16,329)	(12,946)

		$8,499	11,612

Depreciation and amortization expense was $4,181,000, $3,934,000 and $3,542,000 for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

(4)	Goodwill

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

The Company is required to test goodwill for impairment in accordance with the provisions of SFAS 142 as of the end of each fiscal year or earlier during each fiscal year as circumstances require. The Company evaluated the recoverability of goodwill on its books under the new standards under SFAS 142 at its adoption in the first quarter of 2002, in the fourth quarter of 2002 and again in the third and fourth quarters of 2003. In each instance, the Company engaged an independent firm to assist management in its determination of the fair values of its reporting units. In its determination of the fair values, the firm engaged by the Company primarily utilized a discounted cash flow analysis as well as various other valuation approaches, including (a) recent values paid by investors and purchasers of companies in businesses similar to that of the Company, (b) capitalization multiples of companies with investment characteristics resembling those of the reporting units, (c) the enterprise value of the Company, and (d) asset and liability structure.

Significant assumptions used in this analysis included (i) expected future revenue growth rates, operating unit profit margins, and working capital levels, (ii) a discount rate, and (iii) a terminal value multiple. The revenue growth rates, working capital levels and operating unit profit margins are based on management’s expectation of future results. The Company’s operating results during the periods in which analysis was performed, including the results of its more specialized operations, were negatively impacted by general economic conditions. Based on management’s assessment of the circumstances and considering the firm’s findings, the Company recognized the following impairment losses: In the first quarter of 2002, the Company recognized an impairment loss of $55.0 million ($43.7 million for Staff Augmentation, $9.4 million for Financial Outsourcing Services and $1.9 million for Human Capital Management Services) as a cumulative effect of a change in accounting principle in the accompanying financial statements during the first quarter of 2002. In the fourth quarter of 2002, the Company recognized an additional impairment loss of $19.0 million as it relates to the staff augmentation segment due to the Company’s failure to meet previous growth expectations in the Staff Augmentation segment. In the third quarter of 2003, the Company recognized an impairment loss of $28.0 million due to the Company’s inability to meet previous growth expectations in the Staff Augmentation segment. The Company also performed its annual testing for goodwill impairment in the fourth quarter of fiscal 2003 and determined that no additional write-offs were required to be taken.

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

The changes in the carrying amount of goodwill for the fiscal year ended December 28, 2003 is as follows (in thousands):

	Staff Augmentation	Human Capital Management	Total
Balance as of December 29, 2002	$51,042	$9,200	$60,242
Impairment losses	(28,000)	—	(28,000)

Balance as of December 28, 2003	$23,042	$9,200	$32,242

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

Goodwill amortization for the fiscal year ended December 30, 2001 was $4.2 million and generated tax benefits of $263,000. The following table shows the results of operations for fiscal 2003 and 2002, to which SFAS 142 was applicable, and for fiscal 2001 as if SFAS 142 were applicable (in thousands, except per share amounts):

	Fiscal year ended
	December 28, 2003	December 29, 2002	December 30, 2001
Income (loss) before a cumulative effect of a change in accounting principle, as reported	$(23,236)	(21,247)	6,040
Plus:
Goodwill amortization, net of tax	—	—	3,935

Adjusted income (loss) before a cumulative effect of a change in accounting principle	$(23,236)	(21,247)	9,975

Basic income (loss) per common share:
Income (loss) before a cumulative effect of a change in accounting principle, as reported	$(1.44)	(1.28)	0.36
Goodwill amortization, net of tax	—	—	0.24

Adjusted income (loss) before a cumulative effect of a change in accounting principle	$(1.44)	(1.28)	0.60

Diluted income (loss) per common share:
Income (loss) before a cumulative effect of a change in accounting principle, as reported	$(1.44)	(1.28)	0.34
Goodwill amortization, net of tax	—	—	0.22

Adjusted income (loss) before a cumulative effect of a change in accounting principle	$(1.44)	(1.28)	0.56

(5)	Intangibles

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

The intangible assets with definite useful lives are comprised of covenants not to compete (being amortized over periods ranging from 8 to 10 years) with a gross carrying amount of $558,000 and accumulated amortization of $426,000 as of December 28, 2003. The amortization expense for the fiscal year ended December 28, 2003 was $66,000. The estimated amortization expense for the following years is as follows (in thousands):

For fiscal year ended December 26, 2004	51
For fiscal year ended December 25, 2005	41
For fiscal year ended December 31, 2006	20
For fiscal year ended December 30, 2007	5
For fiscal year ended December 29, 2008	5

(6)	Accrued Expenses

Accrued expenses as of December 28, 2003 and December 29, 2002 consisted of (in thousands):

	2003	2002
Payroll and payroll taxes	$20,296	14,623
Outstanding payroll checks	4,892	7,764
Vacation/pension plan	2,506	2,291
Income taxes payable	5,877	4,704
Commissions	926	1,043
Interest	967	1,385
Other	6,663	6,083

	$42,127	37,893

(7)	Income Taxes

Total income tax expense (benefit) as of December 29, 2003, December 30, 2002 and December 31, 2001 was allocated as follows (in thousands):

	2003	2002	2001
Income from continuing operations	$625	(2,149)	6,898
Cumulative effect of a change in accounting principle	—	(2,200)	—

	$625	(4,349)	6,898

The provision for (recovery of) income taxes as of December 29, 2003, December 30, 2002 and December 31, 2001 consisted of (in thousands):

	2003	2002	2001
Current:
Federal	$1,807	(2,222)	3,385
State	549	152	1,452

Total current	2,356	(2,070)	4,837

Deferred:
Federal	(1,438)	395	1,574
State	(293)	(474)	487

Total deferred	(1,731)	(79)	2,061

Total tax expense	$625	(2,149)	6,898

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

Total income tax expense (benefit) differed from the statutory federal income tax rate of 34% before income taxes as a result of the following items (in thousands):

	2003	2002	2001
Statutory federal tax rate at 34.0%	$(7,688)	(7,955)	4,399
State and local taxes, net of federal tax	169	(212)	1,280
Change in deferred tax rates and estimates used	(71)	(4)	(202)
Effect of non-deductible items—goodwill	7,072	5,643	1,196
Effect of non-deductible items—other	262	379	225
Payment of prior year liability	881	—	—

	$625	(2,149)	6,898

The components of deferred tax assets and deferred tax liabilities at December 28, 2003 and December 29, 2002 (in thousands) are as follows:

	2003	2002
Deferred tax assets:
Reserves and allowances	$1,135	738
Excess book amortization expense	3,040	1,046
Deferred PIK interest	—	2,030
Accrued liabilities and other	983	889
Tax benefit of state NOL carryforward	752	504

	5,910	5,207
Less valuation allowance	(165)	(165)

Total deferred tax assets	5,745	5,042

Deferred tax liability:
Excess depreciation	2,317	3,330
Other	—	15

Total deferred tax liabilities	2,317	3,345

Net deferred tax asset	$3,428	1,697

At December 28, 2003, the Company has available $1,139,000 of state tax benefits from state net operating losses which are required under various state laws to be carried forward to future years. These tax benefits are available to offset future state income tax and expire in the tax years indicated below (in thousands).

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

Year	Tax Benefit
2006	$(13)
2007	(19)
2008	(50)
2009	(31)
2010	(27)
2011-2022	(999)

TOTAL	$(1,139)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income and tax planning strategies implemented. The Company has established valuation allowances for net operating loss carryforwards for certain states where management believes these loss carryforwards will expire unused. The valuation allowance for the fiscal year ended December 28, 2003 remains unchanged at $165,000. Based on the Company’s ability to carry back future reversals of deferred tax assets to taxes paid in current and prior years and the Company’s historical taxable income record, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing at December 28, 2003. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company will generate net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. In order to fully realize the net deferred tax assets, the Company will need to generate future taxable income of approximately $9.2 million.

(8)	Debt

Notes payable and long-term debt at December 28, 2003 and December 29, 2002 consisted of (in thousands):

	December 28, 2003	December 29, 2002
12% Senior Notes, due 2007	$82,500	$87,000
15% Senior Secured PIK Debentures (now retired)	—	11,995
8% Subordinated Convertible Notes, due 2009	7,420	8,784
Revolving line of credit, now retired (formerly due August 31, 2004), with interest payable monthly at LIBOR plus 3.00% with a weighted average rate of 4.64% at December 29, 2002	—	35,000
Revolving line of credit, due June 24, 2007, with interest payable monthly at LIBOR plus 2.75% with a weighted average rate of 3.93% at December 28, 2003	38,040	—

Total long-term debt	$127,960	$142,779

Required principal payments of long-term debt are as follows (in thousands):

2007	$120,540
Thereafter	7,420

Total	$127,960

PNC Credit Facility: In June 2003, COMFORCE, COI and various of their operating subsidiaries entered

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

into a Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”) and other financial institutions participating as lenders to provide for a $75.0 million revolving credit facility with available borrowings based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions. At closing, the Company borrowed $32.7 million and repaid the Company’s then existing revolving credit facility agented by Whitehall Business Credit Corporation (the “Whitehall Credit Facility”), which was thereupon terminated. The Whitehall Credit Facility, which the Company entered into in December 2000, as subsequently amended, provided for borrowings of up to $85.0 million. The Company wrote-off approximately $431,000 of deferred financing costs in the second quarter of 2003 for the early retirement of the Whitehall Credit Facility.

Borrowings under the PNC Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (1) the greater of the base commercial lending rate of PNC as announced from time to time or the federal funds rate plus 0.5%, or (2) LIBOR plus a margin ranging from 2.5% if the Company’s fixed charged coverage ratio is greater than 1.30:1 to 3.0% if this ratio is 1.05:1 (with the initial fixed and first calculated margins having been 2.75% from funding in June 2003 through the end of fiscal 2003). The obligations evidenced by the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The agreements evidencing the PNC Credit Facility contain various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The scheduled maturity date of the PNC Credit Facility is June 24, 2007. The PNC Credit Facility affords the Company greater borrowing flexibility and has a maturity date close to three years beyond the maturity date of the Whitehall Credit Facility. The Company was in compliance with all financial covenants under the PNC Credit Facility at the end of fiscal 2003 and expects to remain in compliance throughout fiscal 2004.

PIK Debentures: In February 2003, the Company issued $6.1 million face amount of its new Series 2003A Preferred Stock having a fair market value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures (including accrued interest) from a related party (the Fanning Partnership) and repurchased additional PIK Debentures ($59,000 including interest) from unrelated parties for a cash payment of $21,000. As a result of this transaction, the Company recognized a gain on debt extinguishment of $7.8 million, which includes the reduction of approximately $240,000 of deferred financing costs, in the third quarter of 2003. In May 2003, principally in order to eliminate the costs associated with the administration of the PIK Debentures, the Company redeemed the remaining $42,000 of PIK Debentures in accordance with the procedures set forth in the indenture. The related party transactions were treated as gains on the extinguishment of debt and not as contributions to capital since the related party purchased the PIK Debentures (it exchanged for Series 2003A Preferred Stock) from unrelated parties at a discount and the Company received the benefits of this pricing in its transactions with the related party. In May 2003, principally in order to eliminate the costs associated with the administration of the PIK Debentures, the Company redeemed the remaining $42,000 of PIK Debentures in accordance with the procedures set forth in the indenture.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

Senior Notes: In June 2003, the Company repurchased $2.0 million principal amount of Senior Notes for $980,000, resulting in a gain on debt extinguishment of $983,000, which includes the reduction of approximately $37,000 of deferred financing costs. In December 2003, the Company repurchased $2.5 million principal amount of Senior Notes for $1.6 million, resulting in a gain on debt extinguishment of $808,000, which includes the reduction of approximately $42,000 of deferred financing costs. In February and March 2004, the Company repurchased an additional $13.5 million principal amount of its 12% Senior Notes for $11.3 million in transactions with unrelated parties. As a result of these repurchases, the Company will recognize a gain on debt extinguishment of $2.0 million in the first quarter of 2004, including a reduction of approximately $219,000 of deferred financing costs.

Convertible Notes: In September 2003, the Company issued 513 shares of its Series 2003B Preferred Stock having an aggregate face amount and fair market value of $513,000 in exchange for $2.0 million principal amount of Convertible Notes, plus accrued interest, in a transaction with a related party (the Fanning Partnership). The consideration paid to the related party in September 2003 for the principal amount of the Convertible Notes exchanged in this transaction was substantially less than the consideration paid by it for the securities it had previously exchanged for the Convertible Notes. As a result of this transaction, the Company recorded a contribution to capital of $913,000, net of taxes, in lieu of recognizing a gain on the extinguishment of debt.

The debt service costs associated with the Convertible Notes may be satisfied through issuance of new Convertible Notes through December 1, 2004 (representing a one-year extension from the original date of December 1, 2003). Beginning with the interest payment due June 1, 2005, COMFORCE will be required to pay interest on the Convertible Notes in cash. Its ability to do so is expected to be dependent on its availability of funds for this purpose, whether through borrowings by COI under its new revolving credit facility agented by PNC Bank, National Association, funds from COI’s operations or otherwise, and on COI’s ability to upstream funds in accordance with the restricted payments test under the indenture for the Senior Notes. COMFORCE’s ability to repay Convertible Notes at their maturity on December 2, 2009, or on any earlier required repayment or repurchase dates, will also be dependent on any restrictions under its loan agreements as then in effect and availability of funds.

Under the indenture governing the Senior Notes, COI is subject to restrictions in upstreaming funds to its parent COMFORCE. The Company does not currently have sufficient availability under the indenture to make a cash payment of semi-annual interest under the Convertible Notes. Management believes that $2.0 million annually (if COI has funds available for this purpose) will be sufficient to pay COMFORCE’s annual public company expenses for the foreseeable future. Principally as a result of losses incurred by COI in fiscal 2001, 2002 and 2003 and prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture. It is anticipated that COI must generate net income of approximately $6.5 million before it will be able to upstream any funds to COMFORCE under the restrictive payments test of the indenture in order to pay cash interest on the Convertible Notes (which is required beginning on June 1, 2005) or to repay the Convertible Notes at their maturity on December 2, 2009. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

(9)	Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed assuming the conversion of stock options and warrants with a market value greater than the exercise price, as well with the conversion of the convertible debt and preferred stock for common stock to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted (loss) income per share computations (in thousands):

	2003	2002	2001
Basic (loss) income per common share:
(Loss) income before a cumulative effect of a change in accounting principle	$(23,236)	(21,247)	6,040
Dividends on preferred stock	672	—	—

Income for purposes of computing basic (loss) income before cumulative effect of a change in accounting principle	(23,908)	(21,247)	6,040

Weighted average common shares outstanding	16,659	16,659	16,659

Basic (loss) income per common share before a cumulative effect of a change in accounting principle	$(1.44)	(1.28)	0.36

Diluted (loss) income per common share:
(Loss) income before a cumulative effect of a change in accounting principle	$(23,236)	(21,247)	6,040
Dividends on preferred stock	672	—	—
After tax equivalent of interest expense on 8% Convertible Notes	—	—	105

Income for purposes of computing diluted (loss) income before cumulative effect of a change in accounting principle per share	$(23,908)	(21,247)	6,145

Weighted average common shares outstanding	16,659	16,659	16,659
Dilutive stock options	—	—	182
Weighted average assumed conversion of 8% Subordinated Convertible Notes	—	—	1,318

Weighted average common shares outstanding for purposes of computing diluted income per share	16,659	16,659	18,159
Basic (loss) income per common share before a cumulative effect of a change in accounting principle	$(1.44)	(1.28)	0.34

The following shares of common stock were excluded from the calculations as their effect would have been anti-dilutive: For 2002: 5,200,000 shares issuable upon conversion of the Convertible Notes. For 2003: 4,400,000 shares issuable upon conversion of the Convertible Notes; 6,013,000 shares issuable upon conversion of the Series 2003A Preferred Stock; and 950,000 shares issuable upon conversion of the Series 2003B Preferred Stock. In addition, options and warrants to purchase 4,009,000, 4,192,000, 3,059,000 shares of common stock were outstanding for the fiscal years ended 2003, 2002 and 2001, respectively, but were not included in the computation of diluted (loss) income per share because their effect would be anti-dilutive.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

(10)	Preferred Stock

The Company’s certificate of incorporation authorizes the Company to issue up to 10,000,000 shares, par value $.01 per share, of preferred stock in such series and having such rights and preferences as determined by the Company’s board of directors. The board has created two series of preferred stock, Series 2003A with 6,500 authorized shares and Series 2003B with 3,500 authorized shares.

In February 2003, the Company issued $6.1 million face amount (6,100 shares) of its new Series 2003A Preferred Stock having a fair market value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures (including accrued interest) from the Fanning CPD Assets, LP, a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest (the “Fanning Partnership”). Rosemary Maniscalco, a director of the Company, is the general partner of the Fanning Partnership, but has no pecuniary interest therein. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction. The consideration paid to the Fanning Partnership in February 2003 for the principal amount of the PIK Debentures exchanged in this transaction approximated in value the consideration that the Fanning Partnership had previously been paid to the unrelated third party sellers of the PIK Debentures. The Company’s offer to exchange PIK Debentures for Series 2003A Preferred Stock was extended to all holders of the PIK Debentures that remained outstanding.

In September 2003, the Company issued shares of its Series 2003B Preferred Stock having a face amount and fair market value of $513,000 (513 shares) in exchange for $2.0 million aggregate amount of the Company’s 8.0% Subordinated Convertible Notes due 2009 (the “Convertible Notes”), plus accrued interest, in a transaction with the Fanning Partnership. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s directors approved the terms of the transaction. The consideration paid to the Fanning Partnership in September 2003 for the principal amount of the Convertible Notes exchanged in this transaction was substantially less than the consideration paid by the Fanning Partnership for the securities it had previously exchanged for the Convertible Notes. As a result of this transaction, the Company recorded a contribution to capital of $913,000, net of taxes, in lieu of recognizing a gain on the extinguishment of debt. In addition, the conversion price of $0.54 per share for the Series 2003B Preferred Stock, as discussed below, represents the average closing price of the common stock for the 15 trading days immediately preceding the date of the effective date of the transaction (September 26, 2003), it was lower than the $0.82 per share closing price as of the effective date. As a result of this beneficial conversion feature, the Company recorded a preferred stock dividend of $266,000 in the third quarter of fiscal 2003.

The rights and preferences of the Series 2003A and Series 2003B Preferred Stock are substantially identical except that conversion price is $1.05 for the Series 2003A Preferred Stock and $0.54 for the Series 2003B Preferred Stock. The conversion price is the price at which a holder of shares of Series 2003A or 2003B Preferred Stock may convert such shares into common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate). There are 6,500 authorized shares of Series 2003A Preferred Stock, par value $.01 per share, of which 6,148 are outstanding, and 3,500 authorized shares of Series 2003B Preferred Stock, par value $.01 per share, of which 513 are outstanding.

Each share of Series 2003A and 2003B Preferred Stock has a face amount of $1,000, and bears annual cumulative dividends of $75 per share (7.5% per annum). As of December 28, 2003, there were accumulated, unpaid and undeclared dividends of $406,000. Upon liquidation, the holders of the Series 2003A and 2003B Preferred Stock will be entitled to a liquidation preference of $1,000 per share plus the amount of accumulated, unpaid and undeclared dividends before any distributions shall be made to the holders of common stock or any other junior series or class of stock of the Company. Unless the holders of two-thirds of the shares of Series 2003A and 2003B Preferred Stock outstanding shall have otherwise consented, no series or class of preferred stock having rights or preferences that are not junior to the Series 2003A and 2003B Preferred Stock shall be issued by the Company.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

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

In the event that the conversion of Series 2003A and 2003B Preferred Stock into common stock of COMFORCE would result in either (i) the occurrence of a “change of control” as defined in the indenture governing COI’s Senior Notes, or (ii) require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the American Stock Exchange (or any other exchange or quotation system on which the Company’s shares are then listed), then the Series 2003A and 2003B Preferred Stock held by such holder shall not be convertible into common stock, but rather shall be convertible into shares of non-voting participating preferred stock having a liquidation preference of $0.01 per share (but no other preferences) to be created by the Company. The participating preferred stock will in turn be convertible into the Company’s common stock (on the same basis as if the conversion to common stock from Series 2003A and 2003B Preferred Stock had occurred directly) if the conversion will not result in a “change of control” as defined in the indenture governing the Senior Notes or require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the American Stock Exchange (or any other exchange or quotation system on which the Company’s shares are then listed).

(11)	Stock Options and Warrants

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

All options under the 1993 Plan and 2002 Plan have been granted at a price equal to or greater than the fair market value of the Company’s common stock at the date of grant except for options issued as part of the settlement with former executives, as described below. Generally, options are granted with a vesting period of up to 4 years and expire 10 years from the date of grant.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

Austin A. Iodice, who served as the Company’s chief executive officer, president and vice chairman from 1993 to 1995 while the Company was engaged in the jewelry business, and Anthony Giglio, who performed the functions of the Company’s chief operating officer, settled litigation with the Company in December 2000 relating to their rights to certain options. Under the terms of settlement, the Company issued options to them on January 2, 2001 to purchase 555,628 shares of common stock in the aggregate at an exercise price of $0.6625 per share. A summary of stock option transactions for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 is as follows:

	2003		2002		2001
	Shares	Average weighted exercise price	Shares	Average weighted exercise price	Shares	Average weighted exercise price
Outstanding, beginning of fiscal year	4,022,848	$4.11	3,464,968	$4.63	2,945,490	$5.55
Granted	70,000	0.77	595,000	1.41	615,628	0.74
Exercised	—	—	—	—	—	—
Forfeited/expired	(253,220)	4.20	(37,120)	9.54	(96,150)	8.12

Options outstanding, end of fiscal year	3,839,628	4.04	4,022,848	4.11	3,464,968	4.63

Options exercisable, end of fiscal year	3,601,291	$4.23	3,430,509	$4.55	3,194,540	$4.78

Options available for grant, end of fiscal year	940,000		1,559,636		1,117,516

The following table summarizes information about stock options outstanding at December 28, 2003:

Range of exercise prices	Shares outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Shares exercisable	Weighted- average exercisable price
$0.62 - $4.99	1,962,628	5.88	$1.44	1,724,291	$1.46
$5.00 - $7.99	1,741,500	2.59	6.46	1,741,500	6.46
$8.00 - $13.99	125,750	3.90	10.16	125,750	10.16
$14.00 - $17.99	1,750	2.85	15.11	1,750	15.11
$18.00 - $19.00	8,000	2.36	18.33	8,000	18.38

$0.62 - $19.00	3,839,628	4.31	$4.04	3,601,291	$4.23

Warrants

At December 28, 2003, December 29, 2002 and December 30, 2001, the Company had outstanding warrants to purchase a total of 169,000 at a price of $7.55 per share. These warrants expire in 2009.

(12)	Litigation

In November 2003, the Company received notice that it is a potentially responsible party at Chicago’s Lake Calumet Cluster Site, which for decades beginning in the late 19th century had served as a waste site. The Company’s predecessor, Apeco Corporation, a manufacturer of photocopiers, allegedly sent waste material to this site. The state of Illinois has proposed that the site be designated as a Superfund site. The Company is one of over 400 potentially responsible parties (many of which may no longer be in operation) to which notice was sent, and the Company has joined a working group of approximately 130 members representing over 170 potentially responsible parties for the purpose of responding to the United States and Illinois environmental protection agencies. These agencies have not reached agreement as to the appropriate remedies and are expected to ask the potentially responsible parties to perform additional site studies.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

Until these site studies are completed (which could take two or more years) and the responsible agencies agree upon remedies, meaningful estimates of clean-up costs cannot be made. Consequently, no assessment can be made as to any potential liability to the Company. The Company is initiating inquiries of the insurance carriers for Apeco to determine if it has coverage under old insurance policies. In addition, a former affiliate of Apeco, ARTRA Group Incorporated, entered into an agreement with the Company in 1996 to indemnify the Company against environmental liabilities. While ARTRA has been fully cooperative in this process, it is currently in bankruptcy and may not have adequate resources to honor this obligation unless the claims are within the coverage of its old insurance policies, which it is presently seeking to determine.

The Company is a party to routine contract and employment-related litigation matters arising in the ordinary course of its business. Except as described above, there are no other pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional medical malpractice insurance, fiduciary insurance and directors’ and officers’ liability insurance. The Company is generally self-insured with respect to workers compensation, but maintains excess workers compensation coverage to limit its maximum exposure to such claims.

(13)	Savings Incentive and Profit Sharing Plan

The Company participates in a savings incentive and profit sharing plan (the “Plan”). All eligible employees may make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. No contributions were made by the Company in 2003, 2002 or 2001.

Certain employees who work for governmental agencies are required to be covered under a separate defined contribution plan. During 2003, 2002 and 2001, the Company recorded approximately $2,107,000, $1,769,000 and $1,596,000, respectively, of expense related to these benefits.

(14)	Lease Commitments

The Company leases certain office space and equipment. Rent expense for all operating leases in 2003, 2002 and 2001 approximated $3,597,000, $3,758,000 and $3,719,000, respectively.

As of December 28, 2003, future minimum rent payments due under the terms of noncancelable operating leases excluding any amount that will be paid for operating costs are (in thousands):

2004	$3,149
2005	2,350
2006	1,743
2007	1,347
2008	1,080
Thereafter	1,566

$11,235

(15)	Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents and trade receivables.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

The Company maintains cash in bank accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. The Company believes it mitigates such risk by investing its cash through major financial institutions.

At the end of fiscal 2003 and 2002, the Company did not have any customers with accounts receivable balances that aggregated 10.0% or more of the Company’s total accounts receivable. The largest four customers of the Company accounted for approximately 20.5% of the Company’s revenues during fiscal 2003, and the largest four customers of the Company accounted for approximately 22.4% of the Company’s revenues during fiscal 2002.

(16)	Industry Segment Information

COMFORCE has determined that its reportable segments can be distinguished principally by the types of services offered to the Company’s clients.

The Company reports its results through three operating segments — Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services. The Human Capital Management Services segment provides contingent workforce management services. The Staff Augmentation segment provides healthcare support, technical and engineering services, information technology (IT), telecom and other staffing services. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” COMFORCE evaluates the performance of its segments and allocates resources to them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses. Assets of the operating segments reflect primarily net accounts receivable and goodwill associated with segment activities; all other assets are included as corporate assets. The Company does not account for expenditures for long-lived assets on a segment basis.

The table below presents information on the revenues and operating contribution for each segment for the three fiscal years ended December 28, 2003, and items which reconcile segment operating contribution to COMFORCE’s reported pre-tax (loss) income before cumulative effect of a change in accounting principle (in thousands):

	December 28, 2003	December 29, 2002	December 30, 2001
Net sales of services:
Human Capital Management Services	$189,003	166,502	128,715
Staff Augmentation	186,021	206,064	305,237
Financial Outsourcing Services	6,663	8,935	11,936

	$381,687	381,501	445,888

Operating contribution:
Human Capital Management Services	$7,412	5,959	2,622
Staff Augmentation (1)	(12,976)	(639)	31,237
Financial Outsourcing Services (2)	6,161	5,730	6,437

	597	11,050	40,296

Consolidated expenses:
Interest, net	13,294	15,980	19,950
Write-off of deferred financing costs	431	—	—
Gain on debt extinguishment	(9,582)	—	(15,858)
Depreciation and amortization	4,247	4,000	7,835
Corporate general and administrative expenses	14,818	14,466	15,431

	23,208	34,446	27,358

Income (loss) before tax and cumulative effect of a change in accounting principle	$(22,611)	(23,396)	12,938

Total assets:
Human Capital Management Services	$35,024	32,104	25,965
Staff Augmentation	49,596	73,382	143,009
Financial Outsourcing Services	23,726	28,365	45,338
Corporate	25,967	29,013	26,819

	$134,313	162,864	241,131

(1)	The Company recorded goodwill impairment charges of $19.0 million and $28.0 million during the fourth quarter of 2002 and the third quarter of 2003, respectively, as a charge against operating income in accordance with the provisions of SFAS 142.
(2)	Includes a $1.6 million insurance recovery in the first quarter of 2003 related to uncollectible funding and service fees receivable that were written-off in the fourth quarter of 2001.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

(17)	Parent Financial Information

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI. Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE. The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than (1) to upstream $2.0 million annually to pay public company expenses, (2) to upstream up to $10.0 million to pay income tax related to deemed forgiveness of PIK Debentures to facilitate the purchase or exchange by COMFORCE of PIK Debentures at less than par (all of which PIK Debentures have now been retired), and (3) to upstream funds to the extent COI meets the restricted payments test under the indenture, the most significant component of which is based upon a percentage of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision. Management believes that $2.0 million annually (if COI has funds available for this purpose) will be sufficient to pay COMFORCE’s annual public company expenses for the foreseeable future. Principally as a result of losses incurred by COI in fiscal 2001, 2002 and 2003 and prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture. It is anticipated that COI must generate net income of approximately $6.5 million before it will be able to upstream any funds to COMFORCE under the restrictive payments test of the indenture.

Through December 1, 2004, interest on the Convertible Notes is payable, at the option of COMFORCE, in cash or in kind through the issuance of additional Convertible Notes. To date, COMFORCE has paid all interest under the Convertible Notes in kind. Beginning with the interest payment due June 1, 2005, COMFORCE will be required to pay interest on the Convertible Notes in cash. Its ability to do so is expected to be dependent on its availability of funds for this purpose, whether through borrowings by COI under the PNC Credit Facility, funds from COI’s operations or otherwise, and on COI’s ability to upstream funds in accordance with the restricted payments test under the indenture for the Senior Notes discussed above. COMFORCE’s ability to repay Convertible Notes at their maturity on December 2, 2009, or on any earlier required repayment or repurchase dates, will also be dependent on any restrictions under its loan agreements as then in effect and availability of funds.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

In March 2004, the holder of the Convertible Notes, which is a partnership in which John Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest, agreed to extend the payment-in-kind terms under the Convertible Notes from the original termination date on December 1, 2003 for one additional year. The Company’s board has directed management, in consultation with an independent financial advisor, to advise the board as to appropriate consideration to pay to the holder for agreeing to this accommodation. This consideration will be recorded in fiscal 2004.

(18)	Related Party Transactions

Convertible Notes Transaction: In September 2001, the Company completed the exchange of $18.0 million principal amount of its PIK Debentures for Convertible Notes in the principal amount of $8.0 million, plus $1.0 million in cash. The Fanning Partnership was the holder of the $18.0 million PIK Debentures that were exchanged for the Convertible Notes and cash. The purpose of this transaction was to improve the Company’s balance sheet through the exchange of higher interest rate debt (15% per annum) for lower interest rate debt (8% per annum) and elimination of $9.0 million of debt. The Company’s offer to exchange PIK Debentures for Convertible Notes was extended to all holders of the PIK Debentures, but no other holder of PIK Debentures accepted the Company’s offer on these terms. The Company obtained the opinion of an independent investment banking firm that this transaction was fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction.

The Fanning Partnership had purchased these PIK Debentures from unaffiliated third parties in arm’s length transactions. The consideration paid by the Company to the Fanning Partnership for the principal amount of the PIK Debentures exchanged in this transaction approximated in value the consideration that the Fanning Partnership had previously been paid to the unaffiliated third party sellers of the PIK Debentures. The Company’s exchange transaction with the Fanning Partnership was treated as a gain on the extinguishment of debt and not as a contribution to capital since the Fanning Partnership purchased the PIK Debentures (it later exchanged for the Convertible Notes) from the unaffiliated parties at a discount and the Company received the benefits of this pricing in its transaction with the Fanning Partnership.

The Convertible Notes currently permit payment of semi-annual interest on an in-kind basis until December 1, 2004 through the issuance of additional Convertible Notes. To date, the Company has issued additional Convertible Notes to the Fanning Partnership in the aggregate principal amount of $1.4 million as in-kind interest payments. The Convertible Notes are convertible into the Company’s common stock based on a price of $1.70 per share of common stock, provided that if such conversion would result in a “change of control” occurring under the terms of the indenture governing the Senior Notes, the Convertible Notes will be convertible into shares of non-voting participating preferred stock having a nominal liquidation preference (but no other preferences), which in turn will be convertible into common stock at the holder’s option at any time so long as the conversion would not result in a change of control.

In March 2004, the Fanning Partnership agreed to extend the payment-in-kind terms under the Convertible Notes from the original termination date on December 1, 2003 for one additional year. The Company’s board has directed management, in consultation with an independent financial advisor, to advise the board as to appropriate consideration to pay to the holder for agreeing to this accommodation. This consideration will be recorded in fiscal 2004.

Series 2003A Preferred Stock Transaction: In February 2003, the Company issued $6.1 million face amount (6,100 shares) of its new Series 2003A Preferred Stock having a fair market value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures (including accrued interest) from the Fanning Partnership. The purpose of this transaction was to improve the Company’s balance sheet through the elimination of higher interest rate debt through the issuance of equity securities. The Company’s offer

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

to exchange PIK Debentures for Series 2003A Preferred Stock was extended to all holders of the PIK Debentures, but no other holder of PIK Debentures accepted the Company’s offer on these terms. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction.

The Fanning Partnership had purchased these PIK Debentures from unaffiliated third parties in arm’s length transactions. The consideration paid by the Company to the Fanning Partnership for the principal amount of the PIK Debentures exchanged in this transaction approximated in value the consideration that the Fanning Partnership had previously been paid to the unaffiliated third party sellers of the PIK Debentures. The Company’s exchange transaction with the Fanning Partnership was treated as a gain on the extinguishment of debt and not as a contribution to capital since the Fanning Partnership purchased the PIK Debentures (it later exchanged for the Series 2003A Preferred Stock) from the unaffiliated parties at a discount and the Company received the benefits of this pricing in its transaction with the Fanning Partnership.

See note 10 for a discussion of the rights and preferences of the Series 2003A Preferred Stock.

Series 2003B Preferred Stock Transaction: In September 2003, the Company issued shares of its Series 2003B Preferred Stock having a face amount and fair market value of $513,000 (513 shares) in exchange for $2.0 million aggregate amount of the Convertible Notes. The purpose of this transaction was to improve the Company’s balance sheet through the elimination of higher interest rate debt through the issuance of equity securities. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction.

The consideration paid to the Fanning Partnership in September 2003 for the principal amount of the Convertible Notes exchanged in this transaction was substantially less than the consideration paid by the Fanning Partnership for the securities it had previously exchanged for the Convertible Notes. As a result of this transaction, the Company recorded a contribution to capital in lieu of recognizing a gain on the extinguishment of debt.

The conversion price of $0.54 per share for the Series 2003B Preferred Stock represents the average closing price of the common stock for the 15 trading days immediately preceding the date of the effective date of the transaction (September 26, 2003), it was lower than the $0.82 per share closing price as of the effective date. As a result of this beneficial conversion feature, the Company recorded a preferred stock dividend of $266,000 in the fiscal 2003.

See note 10 for a discussion of the rights and preferences of the Series 2003B Preferred Stock.

Other Transactions: Rosemary Maniscalco, through a company owned by her, provides consulting services to the Company at the rate of $1,000 per day, plus expenses. During fiscal 2003, the Company paid $77,040 for such consulting services. Rosemary Maniscalco, the Vice Chairman of the Company, is the general partner of the Fanning Partnership but holds no pecuniary interest in the Fanning Partnership.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

(19)	Selected Quarterly Financial Data (unaudited)

(in thousands, except per share data and footnotes)

Fiscal 2003	Quarter				Fiscal year ended December 28
	First	Second	Third	Fourth
Net sales of services	$87,769	$91,915	$96,343	$105,660	$381,687
Gross profit	15,329	15,574	15,906	17,285	64,094
Net income (loss) (1)(2)	4,185	(1,497)	(26,090)	166	(23,236)

Income (loss) per share
Basic	0.25	(0.10)	(1.59)	0.00	(1.44)
Diluted	0.25	(0.10)	(1.59)	0.00	(1.44)

Fiscal 2002	Quarter				Fiscal Year Ended December 29
	First	Second	Third	Fourth
Net sales of services (3)	$95,918	$96,662	$97,906	$91,015	$381,501
Gross profit	17,151	18,032	17,545	16,952	69,680
Loss before cumulative effect of a change in accounting principle (4)	(988)	(938)	(794)	(18,527)	(21,247)
Net loss (5)	$(53,788)	$(938)	$(794)	$(18,527)	$(74,047)

Loss per share before cumulative effect of a change in accounting principle
Basic	(0.06)	(0.06)	(0.05)	(1.11)	(1.28)
Diluted	(0.06)	(0.06)	(0.05)	(1.11)	(1.28)

(1)	The Company recorded a goodwill impairment charge of $28.0 million ($25.3 million, net of tax), during the third quarter of 2003 as a charge against operating income in accordance with the provisions of SFAS 142 (see note 4).
(2)	Includes $9.6 million ($5.5 million net of tax) or $0.33 per basic and diluted share for the fiscal year ended December 28, 2003; $1.0 million ($555,000 net of tax) or $0.03 per basic and diluted share during the quarter ended June 29, 2003; $7.8 million ($4.4 million net of tax) or $0.26 per basic and diluted share during the quarter ended September 28, 2003; and $808,000 ($507,000 net of tax) or $0.03 per basic and diluted share for the quarter ended December 28, 2003, in each case relating to the gain on debt extinguishment.
(3)	The Company adopted Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred (“EITF 01-14”), effective as of December 31, 2001. Accordingly, reimbursements received by the Company for out-of-pocket expenses are now characterized as revenue. Prior to the adoption of EITF 01-14, the Company characterized such amounts as a reduction of cost of sales.
(4)	The Company recorded a goodwill impairment charge of $19.0 million ($18.0 million net of tax) during the fourth quarter of 2002 as a charge against operating income in accordance with the provisions of SFAS 142 (see note 4).

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003, December 29, 2002 and December 30, 2001

(5)	The Company recorded a goodwill impairment charge of $52.8 million net of tax as a cumulative effect of a change in accounting principle during the first quarter of 2002 in accordance with the provisions of SFAS 142 (see note 4).

Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the fiscal year.

(20)	Subsequent Events

Sale of Niche Telecom Operations

In March 2004, COMFORCE sold a controlling interest in two telecom subsidiaries that operated in the customer premise equipment services niche of the telecom sector and contracted to sell its remaining minority interest in these companies by June 30, 2004. These subsidiaries operated in niche businesses that remained outside of the Company’s core competency in telecom, which was and continues to be primarily but not exclusively in the engineer, furnish and install (EF&I) area. The buyer, Spears Holding Company, Inc., is controlled by an individual who was one of the principals of these companies when they were sold to COMFORCE in 1998.

The total consideration to which the Company is entitled (including the deferred sale of the minority interest) is cash of $2.4 million payable through June 30, 2004 and five-year notes in the face amount of $3.7 million valued at $1.4 million by an independent valuation firm. The Company plans to pay down its bank debt with available net cash proceeds from this sale. The Company will recognize no gain on this transaction until cash payments (including payments under the notes) received are in excess of its investment in the business sold. Revenues for the subsidiaries that were sold represented less than 3.5% of the Company’s consolidated revenues in fiscal 2003.

Retirement of Senior Notes

In February and March 2004, the Company repurchased $13.5 million principal amount of its 12% Senior Notes for $11.3 million in separate transactions with unrelated parties. As a result of these repurchases, the Company will recognize a gain on debt extinguishment of $2.0 million in the first quarter of 2004, including a reduction of approximately $219,000 of deferred financing costs. The purpose of these transactions was to improve the Company’s balance sheet through the elimination of high interest rate debt.

Schedule

COMFORCE CORPORATION AND SUBSIDIARIES

Schedule II Valuation and Qualifying Accounts

Fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001

(in thousands)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
For the fiscal year ended December 28, 2003:
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,219	36	—	(363)	892

For the fiscal year ended December 29, 2002:
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,419	556	—	(756)	1,219

For the fiscal year ended December 30, 2001:
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,025	3,013	—	(2,619)	1,419

EXHIBIT INDEX

Unless otherwise indicated, for documents incorporated herein by reference to exhibits included in SEC filings of COMFORCE Corporation, the registration number for COMFORCE Corporation is 001-06801.

2.1	Agreement and Plan of Merger, dated as of August 13, 1997, by and among COMFORCE Corporation, COMFORCE Columbus, Inc. and Uniforce Services, Inc. (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated August 20, 1997 and incorporated herein by reference).

2.2	Stockholders Agreement, dated as of August 13, 1997, by and among COMFORCE Corporation, COMFORCE Columbus, Inc., John Fanning and Fanning Limited Partnership, L.P. (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated August 20, 1997 and incorporated herein by reference).

2.3	Registration Rights Agreement dated as of August 13, 1997, by and among COMFORCE Corporation, John Fanning and Fanning Asset Partners, L.P., a Georgia limited partnership (included as an exhibit to Amendment No. 2 to the Registration Statement on Form S-4 of COMFORCE Corporation filed with the Commission on October 24, 1997 (Registration No. 333-35451) and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of COMFORCE Corporation, as amended by Certificates of Amendment filed with the Delaware Secretary of State on June 14, 1987 and February 12, 1991 (included as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 of COMFORCE Corporation filed with the Commission on May 10, 1996 (Registration No. 033-6043) and incorporated herein by reference).

3.2	Certificate of Ownership (Merger) of COMFORCE Corporation into Lori Corporation (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 1995 and incorporated herein by reference).

3.3	Certificate of Amendment of Certificate of Incorporation of COMFORCE Corporation filed with the Secretary of State of Delaware on October 28, 1996 (included as an exhibit to COMFORCE Corporation’s Registration Statement on Form S-8 of COMFORCE Operating, Inc. filed with the Commission on March 13, 2000 (Registration No. 333-56962) and incorporated herein by reference).

3.4	Certificate of Ownership (Merger) of AZATAR into COMFORCE Corporation (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated November 8, 1996 and incorporated herein by reference).

3.5	Amended and Restated Certificate of Designation and Determination of Rights and Preferences of Series 2003A and 2003B Convertible Preferred Stock of COMFORCE Corporation filed with the Secretary of State of Delaware on October 6, 2003 (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003 and incorporated herein by reference).

3.6	Bylaws of COMFORCE Corporation, as amended and restated effective as of February 26, 1997 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 1996 and incorporated herein by reference).

4.1	Indenture dated as of November 26, 1997 with respect to 12% Senior Notes due 2007 between COMFORCE Operating, Inc., as issuer, and Wilmington Trust Company, as trustee (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 9, 1997 and incorporated herein by reference).

4.2	First Supplemental Indenture dated as of November 29, 2000 between COMFORCE Corporation and Wilmington Trust Company, as trustee, to Indenture dated as of November 26, 1997 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 19, 2000 and incorporated herein by reference).

4.3	Second Supplemental Indenture dated as of December 4, 2000 between COMFORCE Corporation and Wilmington Trust Company, as trustee, to Indenture dated as of November 26, 1997 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 19, 2000 and incorporated herein by reference).

4.4	8% Subordinated Convertible Note due December 2, 2009 of COMFORCE Corporation (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.1	Purchase Agreement, dated as of November 19, 1997, by and between COMFORCE Operating, Inc. and NatWest Capital Markets Limited, as Initial Purchaser (included as an exhibit to the Registration Statement on Form S-4 of COMFORCE Corporation filed with the Commission on December 24, 1997 (Registration No. 333-43327) and incorporated herein by reference).

10.2	Purchase Agreement, dated as of November 19, 1997, dated as of November 26, 1997, by and between COMFORCE Corporation and NatWest Capital Markets Limited, as Initial Purchaser (included as an exhibit to the Registration Statement on Form S-4 of COMFORCE Corporation filed with the Commission on December 24, 1997 (Registration No. 333-43327) and incorporated herein by reference).

10.3	Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 1998 and incorporated herein by reference).

10.4	Amendment to Employment Agreement dated as of March 28, 2000 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 1999 and incorporated herein by reference).

10.5	Second Amendment to Employment Agreement dated as of January 23, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendment dated as of March 28, 2000 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 2000 and incorporated herein by reference).

10.6	Third Amendment to Employment Agreement dated as of September 27, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendments dated as of March 28, 2000 and January 23, 2001 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 30, 2001 and incorporated herein by reference).

10.7	Fourth Amendment to Employment Agreement dated as of July 1, 2002 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendments dated as of March 28, 2000, January 23, 2001 and September 27, 2001 (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.8	Fifth Amendment to Employment Agreement dated as of January 1, 2003 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendments dated as of March 28, 2000, January 23, 2001, September 27, 2001 and July 1, 2002 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 29, 2003 and incorporated herein by reference).

10.9*	Sixth Amendment to Employment Agreement dated as of January 15, 2004 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendments dated as of March 28, 2000, January 23, 2001, September 27, 2001, July 1, 2002 and January 1, 2003.

10.10	Employment Agreement dated as of January 1, 1999 among COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.11	Amendment to Employment Agreement dated as of January 23, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.12	Second Amendment to Employment Agreement dated as of September 27, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone, as previously amended by Amendment dated as of January 23, 2001 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 30, 2001 and incorporated herein by reference).

10.13	Third Amendment to Employment Agreement dated as of July 1, 2002 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone, as previously amended by Amendment dated as of January 23, 2001 and September 27, 2001 (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.14	Fourth Amendment to Employment Agreement dated as of August 1, 2003 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone, as previously amended by Amendment dated as of January 23, 2001, September 27, 2001 and July 1, 2002 (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference).

10.15*	Fifth Amendment to Employment Agreement dated as of January 15, 2004 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone, as previously amended by Amendment dated as of January 23, 2001, September 27, 2001, July 1, 2002 and August 1, 2003.

10.16	Revolving Credit and Security Agreement dated as of June 25, 2003 among the Company, PNC Bank, National Association, as lender and administrative agent, and other named lenders (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP.

31.1*	Certification of chief executive officer under section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of chief financial officer under section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of chief executive officer under section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of chief financial officer under section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.