Form 10-Q
period 2004-03-28
COMFORCE CORP
filed 2004-05-11
CIK 6814

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7 2004
Common stock, $.01 par value	16,669,481 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 28, 2004	December 28, 2003
Assets

Current assets:
Cash and cash equivalents	$3,223	$7,598
Accounts receivable, net	54,167	52,378
Funding and service fees receivable, net	22,963	23,726
Prepaid expenses and other current assets	4,181	4,026
Net assets held for sale	1,156	—
Deferred income taxes, net	1,733	1,733

Total current assets	87,423	89,461

Deferred income taxes, net	1,695	1,695
Property and equipment, net	7,701	8,499
Intangible assets, net	115	132
Goodwill, net	32,073	32,242
Deferred financing costs, net	1,926	2,284

Total assets	$130,933	$134,313

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,610	$2,757
Accrued expenses	47,751	42,127

Total current liabilities	49,361	44,884

Long-term debt	119,373	127,960
Other liabilities	45	93

Total liabilities	168,779	172,937

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 16,659,402 shares and 16,659,397 shares issued and outstanding at March 28, 2004 and December 28, 2003, respectively	167	167
Convertible preferred stock	4,817	4,817
Additional paid-in capital	50,501	50,501
Accumulated other comprehensive income	67	76
Accumulated deficit	(93,398)	(94,185)

Total stockholders’ deficit	(37,846)	(38,624)

Total liabilities and stockholders’ deficit	$130,933	$134,313

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three month period ended
	March 28, 2004	March 30, 2003
Revenue:
Net sales of services	$107,441	$85,087

Costs and expenses:
Cost of services	91,000	70,504
Selling, general and administrative expenses	12,668	10,656
Depreciation and amortization	1,029	1,045

Total costs and expenses	104,697	82,205

Operating income	2,744	2,882

Other income (expense):
Interest expense	(3,156)	(3,691)
Gain on debt extinguishment	1,971	7,791
Other (expense) income, net	(42)	374

	(1,227)	4,474

Income from continuing operations before income taxes	1,517	7,356
Provision for income taxes	713	3,203

Income from continuing operations	804	4,153

(Loss) income from discontinued operations, net of tax benefit of $16 in 2004 and tax provision of $24 in 2003 (see note 8)	(17)	32

Net income	$787	$4,185

Dividends on preferred stock	125	50

Income available to common stockholders	$662	$4,135

Basic income per common share:
Income from continuing operations	$0.04	$0.25
(Loss) income from discontinued operations	(0.00)	0.00

Net income	$0.04	$0.25

Diluted income per common share:
Income from continuing operations	$0.03	$0.15
(Loss) income from discontinued operations	(0.00)	0.00

Net income	$0.03	$0.15

Weighted average common shares outstanding, basic	16,659	16,659

Weighted average common shares outstanding, diluted	28,381	27,716

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three month period ended
	March 28, 2004	March 30, 2003
Cash flows from operating activities:
Net income	$787	$4,185
Loss from discontinued operations	17	—

Income from continuing operations	$804	$4,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,029	1,049
Amortization of deferred financing fees	145	186
Gain on repurchase of Senior Notes and PIK Debentures	(1,971)	(7,791)
Changes in assets and liabilities, net of effects of dispositions of businesses:
Accounts receivable and funding service fees receivable	(3,542)	8,546
Prepaid expenses and other current assets	563	188
Accounts payable and accrued expenses	5,465	2,049
Decrease in income tax receivable	42	—

Net cash provided by continuing operations	2,535	8,412
Net cash used in discontinued operations	(421)	—

Net cash provided by operating activities	2,114	8,412

Cash flows from investing activities:
Purchases of property and equipment	(337)	(201)
Cash proceeds from sale of niche telecom operations, net of cash transferred	325	—

Net cash used in investing activities	(12)	(201)

Cash flows from financing activities:
Net repayments under capital lease obligations	(74)	(58)
Net borrowings (repayments) under line of credit agreements	4,913	(8,000)
Repurchase of Senior Notes and PIK Debentures	(11,310)	(21)
Debt financing costs	(6)	(153)

Net cash used in financing activities	(6,477)	(8,232)

Net decrease in cash and cash equivalents	(4,375)	(21)
Cash and cash equivalents at beginning of period	7,598	6,378

Cash and cash equivalents at end of period	$3,223	$6,357

Supplemental disclosures:
Cash paid for:
Interest	$262	$572
Income taxes	122	94
Supplemental schedule of significant non-cash activities:
Issuance of 2003A Convertible Preferred Stock in exchange for PIK Debentures	—	4,304
Receipt of short-term promissory notes from sale of niche telecom operations	1,150	—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited interim consolidated financial statements of COMFORCE Corporation (“COMFORCE”) and its subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003. The results for the three month period ended March 28, 2004 are not necessarily indicative of the results of operations for the entire year.

2. STOCK COMPENSATION PLANS

During December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”) which provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB issued Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized for any options granted to employees, officers or directors since the exercise price of options was equal to or greater than the market value of the common stock on the date of grant. Had compensation cost been determined based upon the fair value of the stock options at grant date, consistent with the method in SFAS Statement 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	Three month period ended
	March 28, 2004	March 30, 2003
	(in thousands, except per share amounts)
Net income as reported	$787	$4,185

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7	8

Pro forma net income	$780	$4,177

Income per share:
Basic — as reported	$0.04	$0.25
Diluted — as reported	$0.03	$0.15
Basic — pro forma	$0.04	$0.25
Diluted — pro forma	$0.03	$0.15

3. DEBT

Notes payable and long-term debt at March 28, 2004 and December 28, 2003 (in thousands):

	March 28, 2004	December 28, 2003
12% Senior Notes, due 2007	$69,000	$82,500
8% Subordinated Convertible Notes, due 2009	7,420	7,420
Revolving line of credit, due June 24, 2007, with interest payable monthly at LIBOR plus 2.75% with a weighted average rate of 3.89% at March 28, 2004 and 3.93% at December 28, 2003	42,953	38,040

Total long-term debt	$119,373	$127,960

Required principal payments of long-term debt are as follows (in thousands):

2007	$111,953
Thereafter	7,420

Total	$119,373

PNC Credit Facility: In June 2003, COMFORCE, COI and various of their operating subsidiaries entered into a Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”) and other financial institutions participating as lenders to provide for a $75.0 million revolving credit facility with available borrowings based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions. At closing, the Company borrowed $32.7 million to repay the Company’s then existing revolving credit facility agented by Whitehall Business Credit Corporation (the “Whitehall Credit Facility”), which was thereupon terminated. The Company wrote-off approximately $431,000 of deferred financing costs in the second quarter of 2003 for the early retirement of the Whitehall Credit Facility.

Borrowings under the PNC Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (1) the greater of the base commercial lending rate of PNC as announced from time to time or the federal funds rate plus 0.5%, or (2) LIBOR plus a margin ranging from 2.5% if the Company’s fixed charged coverage ratio is greater than 1.30:1 to 3.0% if this ratio is 1.05:1 (with the margin having been 2.75% in the first fiscal quarter of 2004). The obligations evidenced by the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The agreements evidencing the PNC Credit Facility contain various financial and other covenants and conditions, including, but not limited to, limitations on paying dividends, engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The scheduled maturity date of the PNC Credit Facility is June 24, 2007. The PNC Credit Facility affords the Company greater borrowing flexibility and has a maturity date close to three years beyond the maturity date of the Whitehall Credit Facility. The Company was in compliance with all financial covenants under the PNC Credit Facility at March 28, 2004 and expects to remain in compliance throughout the next twelve months.

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

Senior Notes: In June 2003, the Company repurchased $2.0 million principal amount of Senior Notes for $980,000, resulting in a gain on debt extinguishment of $983,000, which includes the reduction of approximately $37,000 of deferred financing costs. In December 2003, the Company repurchased $2.5 million principal amount of Senior Notes for $1.6 million, resulting in a gain on debt extinguishment of $808,000, which includes the reduction of approximately $42,000 of deferred financing costs. In February and March 2004, the Company repurchased an additional $13.5 million principal amount of its 12% Senior Notes for $11.3 million in transactions with unrelated parties. As a result of these repurchases during the first quarter of 2004, the Company recognized a gain on debt extinguishment of $2.0 million in the first quarter of 2004, including a reduction of $219,000 of deferred financing costs.

Convertible Notes: In September 2003, the Company issued 513 shares of its Series 2003B Preferred Stock having an aggregate face amount and fair market value of $513,000 in exchange for $2.0 million principal amount of Convertible Notes, plus accrued interest, in a transaction with a related party (the Fanning Partnership). The consideration paid to the related party in September 2003 for the principal amount of the Convertible Notes exchanged in this transaction was substantially less than the consideration paid by it for the securities it had previously exchanged for the Convertible Notes. As a result of this transaction, in the third fiscal quarter of 2003, the Company recorded a contribution to capital of $913,000, net of taxes, in lieu of recognizing a gain on the extinguishment of debt.

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

Under the indenture governing the Senior Notes, COI is subject to restrictions in upstreaming funds to its parent COMFORCE. The Company does not currently have sufficient availability under the indenture to make a cash payment of semi-annual interest under the Convertible Notes. Management believes that $2.0 million annually (if COI has funds available for this purpose) will be sufficient to pay COMFORCE’s annual public company expenses for the foreseeable future. Principally as a result of losses incurred by COI in fiscal 2001, 2002, 2003 and 2004 to date, as well as prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture. It is anticipated that COI must generate net income of approximately $7.1 million before it will be able to upstream any funds to COMFORCE under the restrictive payments test of the indenture in order to pay cash interest on the Convertible Notes (which is required beginning on June 1, 2005) or to repay the Convertible Notes at their maturity on December 2, 2009. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997.

4. INCOME PER SHARE

Basic income per common share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed assuming the conversion of stock options and warrants with an exercise price less than the average market value of the Company’s common stock during the period, as well as the conversion of the convertible debt and preferred stock for common stock to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted income per share computations (in thousands):

	March 28, 2004	March 30, 2003
Basic income per common share:
Income from continuing operations	$804	$4,153
Dividends on preferred stock	125	50

Income available to common stockholders from continuing operations	$679	$4,103

Weighted average common shares outstanding	16,659	16,659
Basic income per common share from continuing operations	$0.04	$0.25

Diluted income per common share:
Income available to common stockholders from continuing operations	$679	$4,103
Dividends on preferred stock	125	50
After tax equivalent of interest expense on 8% Convertible Notes	89	105

Income for purposes of computing diluted income per share from continuing operations	$893	$4,258

Weighted average common shares outstanding	16,659	16,659
Dilutive stock options	127	—
Assumed conversion of 8% Subordinated Convertible Notes	4,394	5,201
Assumed conversion of preferred stock	7,201	5,856

Weighted average common shares outstanding for purposes of computing diluted income per share	28,381	27,716

Diluted income per common share from continuing operations	$0.03	$0.15

In addition, options and warrants to purchase 3.4 million and 4.1 million shares of common stock were outstanding as of March 28, 2004 and March 30, 2003, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

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

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” in note 2 to the Company’s consolidated financial statements for the fiscal year ended December 28, 2003. COMFORCE evaluates the performance of its segments and allocates resources to them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses. Assets of the operating segments reflect primarily net accounts receivable and goodwill associated with segment activities; all other assets are included as corporate assets. The Company does not account for expenditures for long-lived assets on a segment basis.

The table below presents (1) information on the revenues and operating contribution for each segment for the fiscal quarters ended March 28, 2004 and March 30, 2003, and items which reconcile segment operating contribution to COMFORCE’s reported pre-tax income, and (2) total assets for the segments at March 28, 2004 and at December 28, 2003 (in thousands):

	March 28, 2004	March 30, 2003
Net sales of services:
Human Capital Management Services	$57,727	$42,157
Staff Augmentation	48,077	41,547
Financial Outsourcing Services	1,637	1,383

	$107,441	$85,087

Operating contribution:
Human Capital Management Services	$2,601	$1,895
Staff Augmentation	3,673	3,293
Financial Outsourcing Services (1)	1,229	2,445

	7,503	7,633

Consolidated expenses:
Interest, net	3,198	3,317
Gain on debt extinguishment	(1,971)	(7,791)
Depreciation and amortization	1,029	1,045
Corporate general and administrative expenses	3,730	3,706

	5,986	277

Income from continuing operations before income taxes	$1,517	$7,356

	March 28, 2004	December 28, 2003
Total assets:
Human Capital Management Services	$36,332	$35,024
Staff Augmentation	49,908	49,596
Financial Outsourcing Services	22,963	23,726
Corporate	21,730	25,967

	$130,933	$134,313

(1)	Includes a $1.6 million insurance recovery in the first quarter of 2003 related to uncollectible funding and service fees receivable that were written-off in the fourth quarter of 2001.

6. RECLASSIFICATIONS

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

7. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three month period ended
	March 28, 2004	March 30, 2003
Net income, as reported	$787	$4,185

Foreign currency translation adjustment	(9)	33

Total comprehensive loss	$778	$4,218

8. SALE OF NICHE TELECOM OPERATIONS

Effective as of March 1, 2004, COMFORCE sold an 80% interest in two telecom subsidiaries in the Staff Augmentation segment and contracted to sell its remaining 20% minority interest in these companies by June 29, 2004. These subsidiaries operated in the customer premise equipment services niche of the telecom sector, a niche that had remained outside of the Company’s core competency in telecom. The buyer, Spears Holding Company, Inc., is controlled by an individual who was one of the principals of these companies when they were sold to COMFORCE in 1998. Revenues for the subsidiaries that were sold represented less than 3.5% of the Company’s consolidated revenues in fiscal 2003. All proceeds to date from this sale have been used to pay down bank debt. The total consideration to which the Company is entitled (including the deferred sale of the 20% minority interest) is payable in a combination of cash, short-term promissory notes and long-term promissory notes as follows:

•	In respect of the 80% interest, $500,000 was received in cash at closing with $1,150,000 evidenced by the buyer’s short-term promissory notes providing for the payment of $950,000 by March 31, 2004 and $200,000 by April 30, 2004, which amounts were paid timely. The balance of the purchase price for the 80% interest is payable under the terms of the buyer’s long-term promissory note due on March 1, 2009 in the principal amount of $2,960,000, providing for monthly payments of interest only in the first year, with principal and interest payable monthly thereafter (based upon a seven-year amortization) and a balloon payment of remaining (unamortized) principal due at maturity.

•	In addition the Company has contracted to sell an additional 8% interest on May 30, 2004, in exchange for $304,000 in cash as well as an additional long-term promissory note due March 1, 2009 in the principal amount of $296,000 under the same terms of the long-term promissory note issued in exchange for the 80% interest above.

•	Finally, the Company has contracted to sell the remaining 12% interest on June 29, 2004, in exchange for approximately $700,000 in cash as well as an additional buyer’s long term promissory note due March 1, 2009 in the principal amount of $444,000 under the same terms of the long-term note issued in exchange for the 80% interest above.

These long-term notes in the total principal amount of $3.7 million were valued at $1.4 million by an independent valuation firm. The Company will recognize no gain on this transaction until the cash payments it receives (including payments under the notes) exceed its investment ($2,806,000) in the business sold. After application of the $1,650,000 consideration described above, the Company has recorded on its balance sheet net assets held for sale of $1,156,000.

In accordance with FASB 144, the results of operations from the sale of this niche telecom operations have been recorded as discontinued operations. The net (loss) income from discontinued operations was $(17,000) and $32,000 for the three months ended March 28, 2004 and March 30, 2003, respectively. The presentation of discontinued operations on the statement of operations for the three months ended March 30, 2003 has been reclassified.

9. RELATED PARTY TRANSACTION

In March 2004, the holder of the Convertible Notes, which is a partnership in which John Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest, agreed to extend the payment-in-kind terms under the Convertible Notes from the original termination date on December 1, 2003 for one additional year. The Company’s board has directed management, in consultation with an independent financial advisor, to advise the board as to appropriate consideration, if any, to pay to the holder for agreeing to this accommodation. This consideration, if any, when determined, would be recorded in fiscal 2004.

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

Management of the Company has observed improvement in the business environment for staffing companies beginning in the first quarter of 2003. Recent industry statistics generally support management’s observations subject to concerns as to the rate of job creation in the United States. The Company has sought to position itself competitively in what it expects to be an improving marketplace. In addition to taking steps to improve operational efficiencies, management has sought to improve the Company’s balance sheet. Since June 2000, the Company has reduced its public debt from $138.8 million to $69.0 million. As a result, it has reduced its annual interest expense by approximately $7.0 million, including by borrowing at the lower rates available under the PNC Credit Facility to effectuate repurchases and by exchanging preferred equity and lower interest rate convertible notes for this public debt.

Recent Developments

Sale of Niche Telecom Operations

In March 2004, COMFORCE sold a controlling interest in two telecom subsidiaries that operated in the customer premise equipment services niche of the telecom sector and contracted to sell its remaining minority interest in these companies by June 29, 2004. The buyer, Spears Holding Company, Inc., is controlled by an individual who was one of the principals of these companies when they were sold to COMFORCE in 1998.

The total consideration to which the Company is entitled (including the deferred sale of the minority interest) is cash of $2.6 million payable through June 29, 2004 and five-year notes in the face amount of $3.7 million valued at $1.4 million by an independent valuation firm. The Company paid down its bank debt to date and plans to continue to pay with available net cash proceeds from this sale. The Company will recognize no gain on this transaction until cash payments (including payments under the notes) received are in excess of its investment in the business sold. Revenues for the subsidiaries that were sold represented less than 3.5% of the Company’s consolidated revenues in fiscal 2003. See note 8 to the unaudited consolidated financial statements.

Retirement of Senior Notes

In February and March 2004, the Company repurchased $13.5 million principal amount of its 12% Senior Notes for $11.3 million in separate transactions with unrelated parties. As a result of these repurchases, the Company recognized a gain on debt extinguishment of $2.0 million in the first quarter of 2004, including a reduction of $219,000 of deferred financing costs. The purpose of these transactions was to improve the Company’s balance sheet through the elimination of higher interest rate debt.

Critical Accounting Policies

As disclosed in the annual report on Form 10-K for the fiscal year ended December 28, 2003, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to allowance for doubtful accounts; reserves for workers’ compensation; goodwill impairment; and income taxes. Since December 28, 2003, there have been no changes in our critical accounting policies and no other significant changes to the methods used in the assumptions and estimates related to them.

Results of Operations

Three Month Period Ended March 28, 2004 Compared to Three Month Period Ended March 30, 2003

Net sales of services for the three month period ended March 28, 2004 were $107.4 million, which represents a 26.3% increase from the $85.1 million in net sales of services realized for the three month period ended March 30, 2003. The Company experienced an increase in all business segments. Net sales of services in the Human Capital Management Services segment increased by $15.6 million or 36.9%, principally due to an increase in its client base. Management believes that there is a trend for companies to rely increasingly on providers of human capital management services, such as the Company’s PrO Unlimited subsidiary. In the Staff Augmentation segment, the increase of $6.5 million or 15.7% is principally attributable to technical services customers under government contracts and telecom (EF&I) contracts. Also, net sales of services were higher by $254,000 or 18.4% in the Financial Outsourcing Services segment due to increased demand for staffing services from existing clients.

Cost of services for the three month period ended March 28, 2004 was 84.7% of net sales of services as compared to cost of services of 82.9% of net sales of services for the three month period ended March 30, 2003. The cost of services as a percentage of net sales for the first fiscal quarter of 2004 increased from the first fiscal quarter of 2003 principally as a result of increased competitive pricing, higher state unemployment rates prevalent throughout the country and higher growth in Human Capital Management Services (which have a higher cost of services as a percentage of net sales of services).

Selling, general and administrative expenses as a percentage of net sales of services were 11.8% for the three month period ended March 28, 2004, compared to 12.5% for the three month period ended March 30, 2003. Since the first fiscal quarter of 2003, management’s on-going initiatives to reduce selling, general and administrative costs and improve back office efficiencies have enabled PrO Unlimited to increase sales at a rate greater than the rate of increase in selling, general and administrative expenses, which has contributed to the Company’s overall improvement in selling, general and administrative expenses as a percentage of net sales.

Operating income for the three month period ended March 28, 2004 was $2.7 million as compared to operating income of $2.9 million for the three month period ended March 30, 2003, which included a $1.6 million insurance claim recovery (related to uncollectible funding and service fees receivables that were written-off in the fourth fiscal quarter of 2001). Excluding this $1.6 million insurance claim recovery, the Company experienced an increase in operating income principally due to an increase in sales and a decrease in general and administrative expenses as a percentage of sales in the first fiscal quarter of 2004.

The Company’s interest expense for the three month period ended March 28, 2004 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Notes and the Senior Notes. The interest expense was lower for the three month period ended March 28, 2004 as compared to the three month period ended March 30, 2003 due to the retirement of PIK Debentures in the first quarter of 2003, Senior Notes in the second quarter of 2003 and the first quarter of 2004 and Convertible Notes in the third quarter of 2003. See “Financial Condition, Liquidity and Capital Resources” in this Item 2.

The gain on debt extinguishment realized by the Company during the first fiscal quarter of 2004 was the result of the Company’s repurchase of Senior Notes in February and March of 2004. As a result of these transactions, the Company recognized a gain on debt extinguishment of $2.0 million in the first quarter of 2004, including a reduction of $219,000 of deferred financing costs. As a result of Company’s exchange and repurchase of PIK Debentures in the first quarter of 2003, the Company recognized a gain on debt extinguishment of $7.8 million, which includes the reduction of approximately $240,000 of deferred financial compensation. The purpose of these transactions was to improve the Company’s balance sheet through the elimination of higher interest rate debt.

The income tax provision for the three month period ended March 28, 2004 was $713,000 on income before tax of $1.5 million. The income tax provision for the three month period ended March 30, 2003 was $3.2 million on income before tax of $7.4 million. The difference between the federal statutory income tax rate and the Company’s effective tax rate relates primarily to state income taxes, and a disallowance for travel and entertainment expenses.

In accordance with FASB 144, the results of operations from the sale of these niche telecom operations has been recorded as discontinued operations. The net (loss) income from discontinued operations was $(17,000) and $32,000 for the three months ended March 28, 2004 and March 30, 2003, respectively. The presentation of discontinued operations on the statement of operations for the three months ended March 30, 2003 has been reclassified.

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

During the three month period ended March 28, 2004, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below. The following table represents contractual commitments associated with operating agreements (excluding interest on debt obligations):

	Payments due by fiscal year (in thousands)
	2004	2005-6	2007	2008	Thereafter
Operating Leases	$3,149	$4,093	$1,347	$1,080	$1,566
PNC Credit Facility—principal repayments	—	—	42,953	—	—
Senior Notes - principal repayments	—	—	69,000	—	—
Convertible Notes - principal repayments	—	—	—	—	7,420

Total	$3,149	$4,093	$113,300	$1,080	$8,986

The Company also had standby letters of credit outstanding at March 28, 2004 in the aggregate amount of $4.4 million.

During the three month period ended March 28, 2004, the Company’s primary sources of funds to meet working capital needs were from borrowings under the PNC Credit Facility. Cash and cash equivalents decreased $4.4 million during the three month period ended March 28, 2004. Cash flows provided by operating activities of $2.1 million were exceeded by cash flows used in financing activities of $6.5 million and cash flows used in investing activities of $12,000.

At March 28, 2004, the Company had outstanding $43.0 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 3.89% per annum. At such date, the Company had remaining availability of $16.3 million under the PNC Credit Facility, which provides for borrowings of up to $75.0 million based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.

At March 28, 2004, the Company also had outstanding (i) $69.0 million principal amount of Senior Notes bearing interest at a rate of 12% per annum, and (ii) $7.4 million principal amount of Convertible Notes bearing interest at the rate of 8% per annum. The Company has sought to improve its balance sheet by reducing its debt. Since the beginning of fiscal 2004, it has done so through the repurchase of $13.5 million principal amount of its 12% Senior Notes for $11.3 million.

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

Management believes that $2.0 million annually (if COI has funds available for this purpose) will be sufficient to pay COMFORCE’s annual public company expenses for the foreseeable future. Principally as a result of losses incurred by COI in fiscal 2001, 2002, 2003 and 2004 to date, and prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture. It is anticipated that COI must generate net income of approximately $7.1 million before it will be able to upstream any funds to COMFORCE under the restrictive payments test of the indenture in order to pay cash interest on the Convertible Notes (which is required beginning on June 1, 2005) or to repay the Convertible Notes at their maturity on December 2, 2009. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997.

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

In March 2004, the holder of the Convertible Notes, which is a partnership in which John Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest, agreed to extend the payment-in-kind terms under the Convertible Notes from the original termination date on December 1, 2003 for one additional year. The Company’s board has directed management, in consultation with an independent financial advisor, to advise the board as to appropriate consideration, if any, to pay to the holder for agreeing to this accommodation. This consideration, if any, when determined, would be recorded in fiscal 2004.

As of March 28, 2004, approximately $32.1 million, or 24.5% of the Company’s total assets were goodwill recorded in connection with the Company’s acquisitions. The Company evaluated the recoverability of goodwill on its books under SFAS 142 (i) at its adoption in the first quarter of 2002, resulting in its write-off of $55.0 million of goodwill, (ii) in the fourth quarter of 2002, resulting in an additional write-off of $19.0 million of goodwill, (iii) in the third quarter of 2003, resulting in an additional write-off of $28.0 million, and (iv) in the fourth quarter of fiscal 2003, resulting in no additional impairment charges. The Company must test goodwill for impairment in accordance with the provisions of SFAS 142 at least annually as of the end of each fiscal year or earlier during each fiscal year as circumstances require. If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the foreseeable future. The Company has made significant progress in improving its capital structure through the elimination of debt in connection with its repurchase of PIK Debentures (formerly public debt, now fully retired), Senior Notes (which continue to be public debt) and Convertible Notes, but no assurance can be given that opportunities to further eliminate high interest rate debt will be available on favorable terms. Since June 2000, the Company has reduced its public debt from $138.8 million to $69.0 million. As a result, COMFORCE has reduced its annual interest expense by approximately $7.0 million, including by borrowing at the lower rates available under the PNC Credit Facility to effectuate repurchases and by exchanging preferred equity and lower interest rate convertible notes for this public debt.

The Company was in compliance with all financial covenants under the PNC Credit Facility at the end of the first fiscal quarter of 2004 and expects to remain in compliance throughout the next 12 months. In the event that the Company is unable to meet any of such covenants, it will request a modification (or waiver) of such covenants. If the Company’s revenues in fiscal 2004 exceed current projections, management intends to ask its bank lenders to increase the availability under the PNC Credit Facility to fund potentially higher levels of receivables.

One of the Company’s significant customers (representing approximately 7% of 2003 revenues) recently announced its intention to evaluate whether the use of contingent labor is appropriate and consistent with sound business practices. The Company, in response, has provided information to this customer outlining even greater efficiencies that it believes can be realized through the use of the Company’s staff and staffing programs. A change in this customer’s methods of utilizing the Company’s services could result in significantly lesser sales in future periods.

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

Forward Looking Statements

Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to the following: weakness in job growth or renewed economic malaise generally or in key industries served by the Company, such as aircraft manufacturing and information technology, a reduction in government spending in key sectors served by the Company, or a reduction in the demand for outsourcing services generally which could heighten competition among staffing companies and negatively impact revenues and margins; the Company’s significant leverage may leave it with a diminished ability to obtain additional financing for working capital or other capital expenditures, for retiring higher interest rate debt or for otherwise improving the Company’s competitiveness and capital structure or expanding its operations; SFAS 142, which requires the Company to evaluate at least annually the recoverability of goodwill on its books, could cause the Company to write-off goodwill in future periods (in addition to the write-offs of $74.0 million in 2002 and $28.0 million in 2003), which could have a material adverse impact on the Company’s financial condition and results of operations; or, if COI fails to generate sufficient consolidated net income (after covering its cumulative deficit at March 28, 2004 of $7.1 million) or to have any other funds available to upstream to COMFORCE under the restricted payments test of the Senior Notes indenture in order for it to pay cash interest on the Convertible Notes (which is required beginning on June 1, 2005) or to repay the Convertible Notes at their maturity on December 2, 2009, or on any earlier required repayment or repurchase date, then, unless COMFORCE obtains a loan or sells its capital stock or other securities to provide funds for this purpose, the Company will default under the indenture governing the Senior Notes and under the PNC Credit Facility, or under any replacement facilities, debt instruments or indentures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 28, 2003. There has been no material change in the disclosure regarding market risk.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the chief executive officer and chief financial officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Since the date of the filing of the Company’s Annual Report on Form 10-K for the year ended December 28, 2003, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such 10-K.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

10.1 Waiver and Amendment No. 1 dated as of March 17, 2004 to Revolving Credit and Security Agreement dated as of June 25, 2003 among the Company, PNC Bank, National Association, as lender and administrative agent, and other named lenders.

31.1 Rule 13a-14(a) certification of chief executive officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Rule 13a-14(a) certification of chief financial officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Section 1350 certification of chief executive officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Section 1350 certification of chief financial officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On March 26, 2004, the Company filed a current report on Form 8-K to furnish its press release showing results for the year and quarter ended December 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

COMFORCE Corporation

By:	/s/ Harry V. Maccarrone
Harry V. Maccarrone,
Executive Vice President and Chief Financial Officer

Date:	May 11, 2004