Form 10-Q
period 2004-06-27
COMFORCE CORP
filed 2004-08-10
CIK 6814

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2004
Common stock, $.01 par value	16,679,493 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 27, 2004	December 28, 2003
Assets

Current assets:
Cash and cash equivalents	$2,489	$7,598
Accounts receivable, net	57,179	52,378
Funding and service fees receivable, net	24,533	23,726
Prepaid expenses and other current assets	2,650	4,026
Net assets held for sale	869	—
Deferred income taxes, net	1,733	1,733

Total current assets	89,453	89,461

Deferred income taxes, net	1,695	1,695
Property and equipment, net	7,054	8,499
Intangible assets, net	102	132
Goodwill, net	32,073	32,242
Deferred financing costs, net	1,876	2,284

Total assets	$132,253	$134,313

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,514	$2,757
Accrued expenses	42,855	42,127

Total current liabilities	44,369	44,884

Long-term debt	125,549	127,960
Other liabilities	30	93

Total liabilities	169,948	172,937

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 16,679,484 shares and 16,659,397 shares issued and outstanding at June 27, 2004 and December 28, 2003, respectively	167	167
Convertible preferred stock	4,817	4,817
Additional paid-in capital	50,604	50,501
Accumulated other comprehensive income	50	76
Accumulated deficit	(93,333)	(94,185)

Total stockholders’ deficit	(37,695)	(38,624)

Total liabilities and stockholders’ deficit	$132,253	$134,313

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Revenue:	$117,558	$88,860	$224,999	$173,947
Net sales of services

Costs and expenses:
Cost of services	99,864	74,072	190,864	144,576
Selling, general and administrative expenses	13,543	11,837	26,211	22,493
Depreciation and amortization	997	1,059	2,026	2,104

Total costs and expenses	114,404	86,968	219,101	169,173

Operating income	3,154	1,892	5,898	4,774

Other income (expense):
Interest expense	(3,014)	(3,720)	(6,170)	(7,411)
Write-off of deferred financing costs	—	(431)	—	(431)
Gain on debt extinguishment	—	983	1,971	8,774
Other (expense) income, net	(15)	271	(57)	645

	(3,029)	(2,897)	(4,256)	1,577

Income (loss) from continuing operations before income taxes	125	(1,005)	1,642	6,351
Provision for income taxes	60	538	773	3,740

Income (loss) from continuing operations	65	(1,543)	869	2,611

Income (loss) from discontinued operations, net of tax benefit of $16 in 2004, and tax provision of $36 and $60 in three and six months ended June 29, 2003 (see note 8)	—	46	(17)	77

Net income (loss)	$65	$(1,497)	$852	$2,688

Dividends on preferred stock	125	115	250	165

(Loss) income available to common stockholders	$(60)	$(1,612)	$602	$2,523

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.00	$(0.10)	$0.04	$0.15
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	$0.00	$(0.10)	$0.04	$0.15

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.00	$(0.10)	$0.04	$0.10
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	$0.00	$(0.10)	$0.04	$0.10

Weighted average common shares outstanding, basic	16,669	16,659	16,664	16,659

Weighted average common shares outstanding, diluted	16,669	16,659	17,953	27,716

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six month period ended
	June 27, 2004	June 29, 2003
Cash flows from operating activities:
Net income	$852	$2,688
Loss from discontinued operations	17	—

	$869	$2,688

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,026	2,117
Amortization of deferred financing fees	284	377
Interest expense paid by the issuance of convertible notes	297	351
Gain on repurchase of senior notes	(1,971)	(983)
Gain on repurchase of PIK Debentures	—	(7,791)
Write-off of deferred financing fees	—	431
Tax benefit from stock option exercises	1	—
Changes in assets and liabilities, net of effects of dispositions of businesses:
Accounts receivable and funding service fees receivable	(8,141)	5,923
Prepaid expenses and other current assets	942	746
Accounts payable and accrued expenses	527	(1,068)
Decrease in income tax receivable	44	16

Net cash (used in) provided by continuing operations	(5,122)	2,807
Net cash used in discontinued operations	(421)	—

Net cash (used in) provided by operating activities	(5,543)	2,807

Cash flows from investing activities:
Purchases of property and equipment	(663)	(425)
Cash proceeds from sale of niche telecom operations, net of cash transferred	1,762	—

Net cash provided by (used in) investing activities	1,099	(425)

Cash flows from financing activities:
Net repayments under capital lease obligations	(154)	(133)
Net borrowing (repayments) under line of credit agreements	10,792	(2,254)
Repurchase of Senior Notes and PIK Debentures	(11,310)	(1,042)
Debt financing costs	(24)	(1,033)
Proceeds from exercise of stock options	31	—

Net cash used in financing activities	(665)	(4,462)

Net decrease in cash and cash equivalents	(5,109)	(2,080)
Cash and cash equivalents at beginning of period	7,598	6,378

Cash and cash equivalents at end of period	$2,489	$4,298

Supplemental disclosures:
Cash paid for:
Interest	$5,052	$6,030
Income taxes	419	235
Supplemental schedule of significant non-cash activities:
Issuance of 2003A Convertible Preferred Stock in exchange for PIK Debentures	$—	$4,304

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited interim consolidated financial statements of COMFORCE Corporation (“COMFORCE”) and its subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003. The results for the three and six month periods ended June 27, 2004 are not necessarily indicative of the results of operations for the entire year.

2. STOCK COMPENSATION PLANS

The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized for any options granted to employees, officers or directors since the exercise price of options was equal to or greater than the market value of the common stock on the date of grant. Had compensation cost been determined based upon the fair value of the stock options at grant date, consistent with the method in the Financial Accounting Standards Board (“FASB”) issued Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company’s net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three months ended		Six months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(in thousands, except per share amounts)
Net income (loss) as reported	$65	$(1,497)	$852	$2,688
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	7	8	14	16

Pro forma net income (loss)	$58	$(1,505)	$838	$2,672

Earnings (loss) per share:
Basic - as reported	$0.00	$(0.10)	$0.04	$0.15
Basic - pro forma	0.00	(0.10)	0.04	0.15

Diluted - as reported	$0.00	$(0.10)	$0.04	$0.10
Diluted - pro forma	0.00	(0.10)	$0.04	0.10

3. DEBT

Notes payable and long-term debt at June 27, 2004 and December 28, 2003 (in thousands):

	June 27, 2004	December 28, 2003
12% Senior Notes, due 2007	$69,000	$82,500
8% Subordinated Convertible Notes, due 2009	7,717	7,420
Revolving line of credit, due June 24, 2007, with interest payable monthly at LIBOR plus 2.75% with a weighted average rate of 3.97% at June 27, 2004 and 3.93% at December 28, 2003	48,832	38,040

Total long-term debt	$125,549	$127,960

Required principal payments of long-term debt are as follows (in thousands):

2007	$117,832
Thereafter	7,717

Total	$125,549

PNC Credit Facility: In June 2003, COMFORCE, COI and various of their operating subsidiaries entered into a Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”) and other financial institutions participating as lenders to provide for a $75.0 million revolving credit facility with available borrowings based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions. As of June 27, 2004, the Company had remaining availability (as defined) of $14.9 million under the PNC Credit Facility. At closing, the Company borrowed $32.7 million to repay the Company’s then existing revolving credit facility agented by Whitehall Business Credit Corporation (the “Whitehall Credit Facility”), which was thereupon terminated. The Company wrote-off approximately $431,000 of deferred financing costs in the second quarter of 2003 for the early retirement of the Whitehall Credit Facility.

Borrowings under the PNC Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (1) the greater of the base commercial lending rate of PNC as announced from time to time or the federal funds rate plus 0.5%, or (2) LIBOR plus a margin ranging from 2.5% if the Company’s fixed charges coverage ratio is greater than 1.30:1 to 3.0% if this ratio is 1.05:1 (with the margin having been 2.75% in the second quarter of 2004). The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The agreements evidencing the PNC Credit Facility contain various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The maturity date of the PNC Credit Facility is June 24, 2007. The PNC Credit Facility affords the Company greater borrowing flexibility and has a maturity date close to three years beyond the maturity date of the Whitehall Credit Facility. The Company was in compliance with all financial covenants under the PNC Credit Facility at June 27, 2004 and expects to remain in compliance throughout the next twelve months.

PIK Debentures and Series 2003A Preferred Stock: As of June 27, 2004 and December 28, 2003, there were no PIK Debentures outstanding. In February 2003, the Company issued $6.1 million face amount of its Series 2003A Preferred Stock having a fair value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures (including accrued interest) from Fanning CPD Assets, LP, a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest (the “Fanning Partnership”). The Series 2003A Preferred Stock is convertible into common stock at $1.05 per share. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction. The Company also repurchased additional PIK Debentures in the amount of $59,000 (including accrued but unpaid interest) from unrelated parties for a cash payment of $21,000. As a result of these transactions, the Company recognized a gain on debt extinguishment of $7.8 million, which includes the reduction of approximately $240,000 of deferred financing costs, in the first quarter of 2003. In May 2003, principally in order to eliminate the costs associated with the administration of the PIK Debentures, the Company redeemed the remaining $42,000 of PIK Debentures in accordance with the procedures set forth in the indenture. The related party transactions were treated as gains on the extinguishment of debt and not as contributions to capital since the related party purchased the PIK Debentures (it exchanged for Series 2003A Preferred Stock) from unrelated parties at a discount and the Company received the benefits of this pricing in its transactions with the related party.

The Series 2003A Preferred Stock provides for dividends of 7.5% per annum and, at June 27, 2004, there were cumulated, unpaid and undeclared dividends of $626,000. The Company’s certificate of designation of series and determination of rights and preferences of series 2003A and 2003B convertible preferred stock included in error a clause that could have resulted in the convertible preferred stock being classified as mezzanine equity. The Company filed a certificate of correction eliminating this clause and other provisions purporting to afford to the holders of the preferred shares a liquidation preference upon the occurrence of certain change of control events, which certificate of correction is, under Delaware law, effective as of the respective filing dates of the original certificates of designation of series and determination of rights and preferences for the 2003A and 2003B preferred shares, and results in the preferred shares now being classified in stockholders’ equity. As a result of the filing, and after evaluating the impact on the financial statements, the Company did not reclassify the preferred stock in its balance sheets prior to the filing.

Senior Notes: In June 2003, the Company repurchased $2.0 million principal amount of Senior Notes for $980,000, resulting in a gain on debt extinguishment of $983,000, which includes the reduction of approximately $37,000 of deferred financing costs. In December 2003, the Company repurchased $2.5 million principal amount of Senior Notes for $1.6 million, resulting in a gain on debt extinguishment of $808,000, which includes the reduction of approximately $42,000 of deferred financing costs. In February and March 2004, the Company repurchased an additional $13.5 million principal amount of its 12% Senior Notes for $11.3 million in transactions with unrelated parties. As a result of these repurchases during the first quarter of 2004, the Company recognized a gain on debt extinguishment of $2.0 million in the first six months of 2004, including a reduction of $219,000 of deferred financing costs.

Convertible Notes: The Convertible Notes are convertible into common stock at $1.70 per share. In September 2003, the Company issued 513 shares of its Series 2003B Preferred Stock having an aggregate face amount and fair value of $513,000 in exchange for $2.0 million principal amount of Convertible Notes, plus accrued interest, in a transaction with a related party (the Fanning Partnership). The Series 2003B Preferred Stock is convertible into common stock at $0.54 per share. The consideration paid to the Fanning Partnership in September 2003 for the principal amount of the Convertible Notes exchanged in this transaction was substantially less than the consideration the Fanning Partnership had paid for the securities it had previously exchanged for the Convertible Notes. As a result of this transaction, in the third fiscal quarter of 2003, the Company recorded a contribution to capital of $913,000, net of taxes, in lieu of recognizing a gain on the extinguishment of debt. The Series 2003B Preferred Stock provides for dividends of 7.5% per annum and, at June 27, 2004, there were cumulated, unpaid and undeclared dividends of $29,000.

The debt service costs associated with the Convertible Notes may be satisfied through issuance of new Convertible Notes through December 1, 2004. In June 2004, $297,000 of the Convertible Notes were issued at a conversion rate of $1.70 per share of common stock for payment of interest, which resulted in a beneficial conversion feature of $71,000 that increased deferred financing costs and paid-in capital. Beginning with the interest payment due June 1, 2005, COMFORCE will be required to pay interest on the Convertible Notes in cash. Its ability to do so is expected to be dependent on its availability of funds for this purpose, whether through borrowings by COI under its revolving credit facility agented by PNC Bank, National Association, funds from COI’s operations or otherwise, and on COI’s ability to upstream funds in accordance with the restricted payments test under the indenture for the Senior Notes. COMFORCE’s ability to repay Convertible Notes at their maturity on December 2, 2009, or on any earlier required repayment or repurchase dates, will also be dependent on any restrictions under its loan agreements as then in effect and availability of funds.

Under the indenture governing the Senior Notes, COI is subject to restrictions in upstreaming funds to its parent COMFORCE. The Company does not currently have sufficient availability under the indenture to make a cash payment of semi-annual interest under the Convertible Notes. Principally as a result of losses incurred by COI in fiscal 2001, 2002, 2003 and 2004 to date, as well as prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture. It is anticipated that COI must generate net income of approximately $7.9 million before it will be able to upstream any funds to COMFORCE under the restrictive payments test of the indenture in order to pay cash interest on the Convertible Notes (which is required beginning on June 1, 2005) or to repay the Convertible Notes at their maturity on December 2, 2009. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997.

The Company and the Fanning Partnership are currently discussing a possible exchange transaction under which the Company would issue to the Fanning Partnership shares of a new Series 2004 Convertible Preferred Stock in exchange for all or a substantial portion of the outstanding Convertible Notes held by the Fanning Partnership ($7.7 million principal, with accrued interest of $51,000). The Series 2004 Convertible Preferred Stock is expected to have rights and preferences that are identical to the Company’s existing 2003A and 2003B Convertible Preferred Stock except for the conversion rate, which has not been determined. The Company will not enter into any such transaction unless the terms are approved by the Company’s independent directors, and the board obtains the opinion of an independent investment banking firm that the terms of the transaction are fair to the Company from a financial point of view.

4. INCOME (LOSS) PER SHARE

Basic income (loss) per common share is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed assuming the conversion of stock options and warrants with an exercise price less than the average market value of the Company’s common stock during the period, as well as the conversion of the convertible debt and preferred stock for common stock to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted income (loss) per share computations (in thousands):

	Three months ended		Six months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Basic income (loss) per common share:
Income (loss) from continuing operations	$65	$(1,543)	$869	$2,611
Dividends on preferred stock:
Series 2003A	115	115	231	165
Series 2003B	10	—	19	—

	125	115	250	165
Income available to common stockholders from continuing operations	$(60)	$(1,658)	$619	$2,446

Weighted average common shares outstanding	16,669	16,659	16,664	16,659
Basic income (loss) per common share from continuing operations	$0.00	$(0.10)	$0.04	$0.15

Diluted income (loss) per common share:
Income available to common stockholders from continuing operations	$(60)	$(1,658)	$619	$2,446
Dividends on preferred stock:
Series 2003A	—	—	—	165
Series 2003B	—	—	19	—

	—	—	19	165
After tax equivalent of interest expense on 8% Convertible Notes	—	—	—	212

Income (loss) for purposes of computing diluted income (loss) per share from continuing operations	$(60)	$(1,658)	$638	$2,823

Weighted average common shares outstanding	16,669	16,659	16,664	16,659
Dilutive stock options	—	—	312	—
Assumed conversion of 8% Subordinated Convertible Notes	—	—	—	5,201
Assumed conversion of preferred stock:
Series 2003A	—	—	—	5,856
Series 2003B	—	—	977	—

Weighted average common shares outstanding for purposes of computing diluted income (loss) per share	16,669	16,659	17,953	27,716

Diluted income (loss) per common share from continuing operations	$0.00	$(0.10)	$0.04	$0.10

As of June 27, 2004, 4.6 million shares of common stock issuable upon conversion of Convertible Notes and 6.5 million shares issuable upon conversion of the Series 2003A Preferred Stock were excluded from the computation of diluted income per share because their effect would be anti-dilutive. Options and warrants to purchase 2.0 million and 3.5 million shares of common stock were outstanding as of June 27, 2004 and June 29, 2003, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

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

The table below presents information on the revenues and operating contribution for each segment for the three and six months ended June 27, 2004 and June 29, 2003, and items which reconcile segment operating contribution to COMFORCE’s reported income (loss) from continuing operations before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net sales of services:
Human Capital Management Services	$65,605	$45,835	$123,332	$87,992
Staff Augmentation	49,588	41,312	97,665	82,859
Financial Outsourcing Services	2,365	1,713	4,002	3,096

	$117,558	$88,860	$224,999	$173,947

Operating contribution:
Human Capital Management Services	$2,589	$2,137	$5,190	$4,032
Staff Augmentation	3,885	3,298	7,558	6,591
Financial Outsourcing Services (1)	1,773	1,185	3,002	3,630

	8,247	6,620	15,750	14,253

Corporate general and administrative expenses	4,096	3,669	7,826	7,375
Depreciation and amortization	997	1,059	2,026	2,104
Interest and other, net	3,029	3,449	6,227	6,766
Write-off of deferred financing costs	—	431	—	431
Gain on debt extinguishment	—	(983)	(1,971)	(8,774)

	8,122	7,625	14,108	7,902

Income (loss) from continuing operations before income taxes	$125	$(1,005)	$1,642	$6,351

	June 27, 2004	December 28, 2003
Total assets:
Staff Augmentation	$49,220	$49,596
Human Capital Management Services	39,700	35,024
Financial Outsourcing Services	24,533	23,726
Corporate	18,800	25,967

	$132,253	$134,313

(1)	Includes a $1.6 million insurance recovery in the first quarter of 2003 related to uncollectible funding and service fees receivable that were written-off in the fourth quarter of 2001.

6. RECLASSIFICATIONS

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

7. COMPREHENSIVE INCOME

The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended		Six months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income (loss), as reported	$65	$(1,497)	$852	$2,688

Foreign currency translation adjustment	(17)	63	(26)	96

Total comprehensive income (loss)	$48	$(1,434)	$826	$2,784

8. SALE OF NICHE TELECOM OPERATIONS

Effective as of March 1, 2004, COMFORCE sold an 80% interest in two telecom subsidiaries in the Staff Augmentation segment and sold its remaining 20% minority interest in these companies by June 29, 2004. These subsidiaries operated in the customer premise equipment services niche of the telecom sector, a niche that had remained outside of the Company’s core competency in telecom. The buyer, Spears Holding Company, Inc., is controlled by an individual who was one of the principals of these companies when they were sold to COMFORCE in 1998. Revenues for the subsidiaries that were sold represented less than 3.5% of the Company’s consolidated revenues in fiscal 2003. All cash proceeds received by the Company to date from this sale have been used to pay down bank debt. The total consideration was a combination of cash, short-term promissory notes and long-term promissory notes, as follows:

•	In respect of the 80% interest, $500,000 was received in cash at closing with $1,150,000 evidenced by the buyer’s short-term promissory notes providing for the payment of $950,000 by March 31, 2004 and $200,000 by April 30, 2004, which amounts were paid timely. The balance of the purchase price for the 80% interest is payable under the terms of the buyer’s long-term promissory note due on March 1, 2009 in the principal amount of $2,960,000, which provides for monthly payments of interest only at a variable interest rate (which was 5.25% at June 27, 2004) in the first year, with principal and interest payable monthly thereafter (based upon a seven-year amortization) and a balloon payment of the remaining principal due at maturity.

•	The Company sold an additional 8% interest on May 30, 2004 for $304,000 in cash and an additional long-term promissory note due March 1, 2009 in the principal amount of $296,000 under the same terms of the long-term promissory note issued in exchange for the 80% interest above.

•	The Company sold the remaining 12% interest on June 29, 2004 (which is in the Company’s third quarter of 2004), in exchange for $644,000 in cash as well as an additional buyer’s long term promissory note due March 1, 2009 in the principal amount of $444,000 under the same terms of the long-term note issued in exchange for the 80% interest above.

These long-term notes in the total principal amount of $3.7 million were valued at $1.4 million by an independent valuation firm. The sale resulted in a gain of $1,135,000, which represented the excess of the net proceeds (cash and short-term notes of $2,598,000 plus the fair value of the long-term notes of $1,400,000, less transaction costs of $111,000), over the net book value of the net assets of the business sold of $2,752,000. The Company will recognize no gain on this transaction until the cash payments it receives exceed its investment ($2,863,000) in the business sold. All cash initially received under the sale agreement, including principal and interest on the notes, will be recorded as a reduction of net assets held for sale. After such balance has been eliminated, subsequent cash received will be recorded as a gain from discontinued operations up to the amount of the $1,135,000 gain. Once the entire gain has been recognized, additional cash receipts, if any, will be recorded as interest income within other income in continuing operations. The deferred gain has been reflected as an offset to the related notes receivable in the accompanying balance sheet at June 27, 2004. After application of the consideration received through June 27, 2004 of $1,954,000 described above, and $40,000 of interest received, the Company has recorded on its balance sheet net assets held for sale of $869,000.

In accordance with FASB 144, the results of operations from the sale of the Company’s niche telecom operations have been recorded as discontinued operations. The net (loss) income from discontinued operations was $(17,000) and $77,000 for the six months ended June 27, 2004 and June 29, 2003, respectively. The presentation of discontinued operations on the statement of operations for the six months ended June 29, 2003 has been reclassified.

9. RELATED PARTY TRANSACTION

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

Management of the Company has observed improvement in the business environment for staffing companies beginning in the first quarter of 2003 and continuing to the present. Recent industry statistics generally support management’s observations including, since the beginning of 2004, improvement in the rate of job creation in the United States. The Company has sought to position itself competitively in what it expects to be an improving marketplace. In addition to taking steps to improve operational efficiencies, management has sought to improve the Company’s balance sheet. Since June 2000, the Company has reduced its public debt from $138.8 million to $69.0 million. As a result, it has reduced its annual interest expense by approximately $7.0 million, including by borrowing at the lower rates available under the PNC Credit Facility to effectuate repurchases of public debt and by exchanging preferred equity and lower interest rate convertible notes for this public debt.

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

Results of Operations

Three Month Period Ended June 27, 2004 Compared to Three Month Period Ended June 29, 2003

Net sales of services for the three month period ended June 27, 2004 were $117.6 million, which represents a 32.3% increase from the $88.9 million in net sales of services realized for the three month period ended June 29, 2003. The Company experienced an increase in all business segments. Net sales of services in the Human Capital Management Services segment increased by $19.8 million or 43.1%, principally due to an increase in its client base. Management believes that there is a trend for companies to rely increasingly on providers of human capital management services, such as the Company’s PrO Unlimited subsidiary. In the Staff Augmentation segment, the increase of $8.3 million or 20.0% is principally attributable to increased net sales to technical services customers under government contracts and telecom contracts for engineering, furnishing and installment (EF&I). Also, net sales of services were higher by $652,000 or 38.1% in the Financial Outsourcing Services segment, principally due to non-recurring items, including liquidated damages paid by a customer to the Company for the early termination of that customer’s contract with the Company.

Cost of services for the three month period ended June 27, 2004 was 84.9% of net sales of services as compared to cost of services of 83.4% of net sales of services for the three month period ended June 29, 2003. The cost of services as a percentage of net sales for the second fiscal quarter of 2004 increased from the second fiscal quarter of 2003 principally as a result of increased competitive pricing, higher state unemployment rates prevalent throughout the country and higher growth in Human Capital Management Services (which have a higher cost of services as a percentage of net sales of services). Management believes that, under market conditions prevailing in the staffing industry, these and other factors will result in increasing pressure being placed on margins in the immediate future.

Selling, general and administrative expenses as a percentage of net sales of services were 11.5% for the three month period ended June 27, 2004, compared to 13.3% for the three month period ended June 29, 2003. Since the first fiscal quarter of 2003, management’s on-going initiatives to contain selling, general and administrative costs and improve back office efficiencies have enabled the Company to increase sales at a rate greater than the rate of the increase in selling, general and administrative expenses, which has contributed to the Company’s overall improvement in selling, general and administrative expenses as a percentage of net sales.

Operating income for the three month period ended June 27, 2004 was $3.2 million as compared to operating income of $1.9 million for the three month period ended June 29, 2003. The Company experienced an increase in operating income principally due to an increase in sales in the second fiscal quarter of 2004.

The Company’s interest expense for the three month period ended June 27, 2004 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Notes and the Senior Notes. The interest expense was lower for the three month period ended June 27, 2004 as compared to the three month period ended June 29, 2003 due to the retirement of Senior Notes in the second quarter of 2003 and the first quarter of 2004 and Convertible Notes in the third quarter of 2003. See “Financial Condition, Liquidity and Capital Resources” in this Item 2.

The Company incurred a write-off of deferred financing costs of $431,000 in the second quarter of 2003 related to the early retirement of the Whitehall Credit Facility.

The gain on debt extinguishment realized by the Company during the three months ended June 29, 2003 was the result of the Company’s repurchase of Senior Notes from an unaffiliated holder, as described under note 3 to the consolidated financial statements. As a result of this transaction, the Company recognized a gain on debt extinguishment of $983,000, which includes the reduction of approximately $37,000 of deferred financing costs, in the second quarter of 2003.

The income tax provision for the three month period ended June 27, 2004 was $60,000 on income before tax of $125,000. The income tax provision for the three month period ended June 29, 2003 was $538,000 on a loss before tax of $1.0 million. The difference between the federal statutory income tax rate and the Company’s effective tax rate relates primarily to state income taxes, and a disallowance for travel and entertainment expenses. Included in income tax expense for the quarter ended June 29, 2003 is an assessment of $975,000 based on an income tax audit by the IRS for tax years 1999 through 2001.

In accordance with FASB 144, the results of operations from the sale of the Company’s niche telecom operations (as described in note 8 to the consolidated financial statements) have been recorded as discontinued operations. The net income from discontinued operations was $46,000 for the three months ended June 29, 2003. The presentation of discontinued operations on the statement of operations for the three months ended June 29, 2003 has been reclassified.

Six Month Period Ended June 27, 2004 Compared to Six Month Period Ended June 29, 2003

Net sales of services for the six month period ended June 27, 2004 were $225.0 million, which represents a 29.3% increase from the $173.9 million in net sales of services realized for the six month period ended June 29, 2003. The Company experienced an increase in all business segments. Net sales of services in the Human Capital Management Services segment increased by $35.3 million or 40.2%, principally due to an increase in its client base. Management believes that there is a trend for companies to rely increasingly on providers of human capital management services, such as the Company’s PrO Unlimited subsidiary. In the Staff Augmentation segment, the increase of $14.8 million or 17.9% is principally attributable to technical services customers under government contracts and telecom EF&I contracts. Also, net sales of services were higher by $906,000 or 29.3% in the Financial Outsourcing Services segment, principally due to liquidated damages paid by a customer to the Company for the early termination of that customer’s contract with the Company, increase in demand for staffing services from existing clients and non-recurring income.

Cost of services for the six month period ended June 27, 2004 was 84.8% of net sales of services as compared to cost of services of 83.1% of net sales of services for the six month period ended June 29, 2003. The cost of services as a percentage of net sales for the first six months of 2004 increased from the first six months of 2003 principally as a result of increased competitive pricing, higher state unemployment rates prevalent throughout the country and higher growth in Human Capital Management Services (which have a higher cost of services as a percentage of net sales of services).

Selling, general and administrative expenses as a percentage of net sales of services were 11.6% for the six month period ended June 27, 2004, compared to 12.9% for the six month period ended June 29, 2003. The six month period ended June 29, 2003 included a $1.6 million insurance claim recovery (representing 0.9% of net sales of services) related to uncollectible funding and service fees receivables that were written-off in the fourth fiscal quarter of 2001. Since the first fiscal quarter of 2003, management’s on-going initiatives to contain selling, general and administrative costs and improve back office efficiencies have enabled the Company to increase sales at a rate greater than the rate of the increase in selling, general and administrative expenses, which has contributed to the Company’s overall improvement in selling, general and administrative expenses as a percentage of net sales.

Operating income for the six month period ended June 27, 2004 was $5.9 million as compared to operating income of $4.8 million for the six month period ended June 29, 2003. The Company experienced an increase in operating income for the 2004 period principally due to an increase in sales and a decrease in general and administrative expenses as a percentage of sales in the first half of fiscal 2004.

The Company’s interest expense for the six month period ended June 27, 2004 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Notes and the Senior Notes. The interest expense was lower for the six month period ended June 27, 2004 as compared to the six month period ended June 29, 2003 due to the retirement of PIK Debentures in the first quarter of 2003, Senior Notes in the second quarter of 2003 and the first quarter of 2004 and Convertible Notes in the third quarter of 2003. See “Financial Condition, Liquidity and Capital Resources” in this Item 2.

The Company incurred a write-off of deferred financing costs of $431,000 in the second quarter of 2003 related to the early retirement of the Whitehall Credit Facility.

The gain on debt extinguishment realized by the Company during the first six months of 2004 was the result of the Company’s repurchase of Senior Notes in February and March of 2004. As a result of these transactions, the Company recognized a gain on debt extinguishment of $2.0 million in the first six months of 2004, including a reduction of $219,000 of deferred financing costs. As a result of Company’s exchange and repurchase of PIK Debentures in the first six months of 2003, the Company recognized a gain on debt extinguishment of $8.8 million, which includes the reduction of approximately $277,000 of deferred financing costs. The purpose of these transactions was to improve the Company’s balance sheet through the elimination of higher interest rate debt.

Other expense was $57,000 for the six months ended June 27, 2004 as compared to other income of $645,000 for the six months ended June 29, 2003. The other income in 2003 principally related to gains on foreign currency transactions.

The income tax provision for the six month period ended June 27, 2004 was $773,000 on income before tax of $1.6 million. The income tax provision for the six month period ended June 29, 2003 was $3.7 million on income before tax of $6.4 million. The difference between the federal statutory income tax rate and the Company’s effective tax rate relates primarily to state income taxes, and a disallowance for travel and entertainment expenses. Included in income tax for the six months ended June 29, 2003 is an assessment of $975,000 based on an income tax audit by the IRS for tax years 1999 through 2001.

In accordance with FASB 144, the results of operations from the sale of the Company’s niche telecom operations (as described in note 8 to the consolidated financial statements) have been recorded as discontinued operations. The net (loss) income from discontinued operations was $(17,000) and $77,000 for the six months ended June 27, 2004 and June 29, 2003, respectively. The presentation of discontinued operations on the statement of operations for the six months ended June 29, 2003 has been reclassified.

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

During the six month period ended June 27, 2004, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below. The following table represents contractual commitments associated with operating agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2004	2005-6	2007	2008	Thereafter
Operating Leases	$3,149	$4,093	$1,347	$1,080	$1,566
PNC Credit Facility - principal repayments	—	—	48,832	—	—
Senior Notes - principal repayments	—	—	69,000	—	—
Convertible Notes - principal repayments	—	—	—	—	7,717

Total	$3,149	$4,093	$119,179	$1,080	$9,283

The Company also had standby letters of credit outstanding at June 27, 2004 in the aggregate amount of $4.4 million.

During the six month period ended June 27, 2004, the Company’s primary sources of funds to meet cash needs were from borrowings under the PNC Credit Facility. Cash and cash equivalents decreased $5.1 million during the six month period ended June 27, 2004. Cash flows from investment activities of $1.1 million were exceeded by cash flows used in operating activities of $5.5 million and cash flows used in financing activities of $665,000.

At June 27, 2004, the Company had outstanding $48.8 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 3.97% per annum. At such date, the Company had remaining availability, as defined, of $14.9 million under the PNC Credit Facility, which provides for borrowings of up to $75.0 million based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.

At June 27, 2004, the Company also had outstanding $69.0 million principal amount of Senior Notes bearing interest at 12% per annum and (ii) $7.7 million principal amount of Convertible Notes bearing interest at 8% per annum. The Company has sought to improve its balance sheet by reducing its debt. Since the beginning of fiscal 2004, it has done so through the repurchase of $13.5 million principal amount of its 12% Senior Notes for $11.3 million.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI. Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE. The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the indenture, the most significant component of which is based upon a percentage of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision.

Management believes that $2.0 million annually (if COI has funds available for this purpose) will be sufficient to pay COMFORCE’s annual public company expenses for the foreseeable future. Principally as a result of losses incurred by COI in fiscal 2001, 2002, 2003 and 2004 to date, and prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture. It is anticipated that COI must generate net income of approximately $7.9 million before it will be able to upstream any funds to COMFORCE under the restrictive payments test of the indenture, including in order to be able to pay cash interest on the Convertible Notes (which is required beginning on June 1, 2005) or to repay the Convertible Notes at their maturity on December 2, 2009. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997. As described below, the Company is planning to exchange the Convertible Notes for a new series of preferred shares in order to eliminate this repayment obligation and improve its balance sheet.

As of June 27, 2004, approximately $32.1 million, or 24.3% of the Company’s total assets were goodwill recorded in connection with the Company’s acquisitions. The Company evaluated the recoverability of goodwill on its books under SFAS 142 (i) at its adoption in the first quarter of 2002, resulting in its write-off of $55.0 million of goodwill, (ii) in the fourth quarter of 2002, resulting in an additional write-off of $19.0 million of goodwill, (iii) in the third quarter of 2003, resulting in an additional write-off of $28.0 million, and (iv) in the fourth quarter of fiscal 2003, resulting in no additional impairment charges. The Company must test goodwill for impairment in accordance with the provisions of SFAS 142 at least annually as of the end of each fiscal year or earlier during each fiscal year as circumstances require. If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the foreseeable future. The Company has made significant progress in improving its capital structure through the elimination of debt in connection with its repurchase of PIK Debentures (formerly public debt, now fully retired), Senior Notes (which continue to be public debt) and Convertible Notes, but no assurance can be given that opportunities to further eliminate high interest rate debt will be available on favorable terms. Since June 2000, the Company has reduced its public debt from $138.8 million to $69.0 million. As a result, COMFORCE has reduced its annual interest expense by approximately $7.0 million, including by borrowing at the lower rates available under the PNC Credit Facility to effectuate repurchases of public debt and by exchanging preferred equity and lower interest rate convertible notes for this public debt.

The Company and the Fanning Partnership are currently discussing a possible exchange transaction under which the Company would issue to the Fanning Partnership shares of a new Series 2004 Convertible Preferred Stock in exchange for all or a substantial portion of the outstanding Convertible Notes held by the Fanning Partnership ($7.7 million principal, with accrued interest of $51,000). The Series 2004 Convertible Preferred Stock is expected to have rights and preferences that are identical to the Company’s existing 2003A and 2003B Convertible Preferred Stock except for the conversion rate, which has not been determined. The Company will not enter into any such transaction unless the terms are approved by the Company’s independent directors, and the board obtains the opinion of an independent investment banking firm that the terms of the transaction are fair to the Company from a financial point of view. If completed, as to which there can be no assurance, the transaction is expected to further improve the Company’s balance sheet.

The Company was in compliance with all financial covenants under the PNC Credit Facility at the end of the second fiscal quarter of 2004 and expects to remain in compliance throughout the next 12 months. In the event that the Company is unable to meet any of such covenants, it will request a modification (or waiver) of such covenants. If the Company’s revenues in fiscal 2004 exceed current projections, management intends to ask its bank lenders to increase the availability under the PNC Credit Facility to fund potentially higher levels of receivables.

As reported in its quarterly report on Form 10-Q for the first quarter of 2004, one of the Company’s significant customers (representing approximately 7% of 2003 revenues) announced its intention to evaluate whether the use of contingent labor is consistent with its business model. The Company, in response, has provided information to this customer outlining even greater efficiencies that it believes can be realized through the use of the Company’s staff and staffing programs. A change in this customer’s methods of utilizing the Company’s services could result in significantly lower sales in future periods.

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

Forward Looking Statements

Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to the following: weakness in job growth or renewed economic malaise generally or in key industries served by the Company, such as aircraft manufacturing and information technology, a reduction in government spending in key sectors served by the Company, or a reduction in the demand for outsourcing services generally which could heighten competition among staffing companies and negatively impact revenues and margins; the Company’s significant leverage may leave it with a diminished ability to obtain additional financing for working capital or other capital expenditures, for retiring higher interest rate debt or for otherwise improving the Company’s competitiveness and capital structure or expanding its operations; SFAS 142, which requires the Company to evaluate at least annually the recoverability of goodwill on its books, could cause the Company to write-off goodwill in future periods (in addition to the write-offs of $74.0 million in 2002 and $28.0 million in 2003), which could have a material adverse impact on the Company’s financial condition and results of operations; or, if COI fails to generate sufficient consolidated net income (after covering its cumulative deficit at June 27, 2004 of $7.9 million) or to have any other funds available to upstream to COMFORCE under the restricted payments test of the Senior Notes indenture.

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

3.1 Certificate of Correction to Amended and Restated Certificate of Designation and Determination of Rights and Preferences of Series 2003A and 2003B Convertible Preferred Stock of COMFORCE Corporation filed with the Secretary of State of Delaware on August 9, 2004.

31.1 Rule 13a-14(a) certification of chief executive officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Rule 13a-14(a) certification of chief financial officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.2 Section 1350 certification of chief financial officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Code of Ethics and Business Conduct

(b)	Reports on Form 8-K.

On May 7, 2004, the Company filed a current report on Form 8-K to furnish its press release showing results for the quarter ended March 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

COMFORCE Corporation
By:	/s/ Harry V. Maccarrone
Harry V. Maccarrone,
Executive Vice President and Chief Financial Officer

Date: August 10, 2004