Form 10-Q/A
period 2004-06-27
COMFORCE CORP
filed 2004-08-11
CIK 6814

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2004
Common stock, $.01 par value	16,679,493 shares

Explanatory Note

This amendment is being filed to include information concerning the recent stockholders meeting of the Registrant that was inadvertently omitted in Part II, Item 4.

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 9, 2004, the annual meeting of the stockholders of the Company was held. At this meeting, the stockholders voted on the election of directors, with each to serve for a term of one year. The following individuals were elected to the board of directors upon the vote shown:

Nominee	For	Withheld
John C. Fanning	15,629,883	49,119
Harry V. Maccarrone	15,629,910	49,092
Rosemary Maniscalco	15,629,959	49,043
Kenneth J. Daley	15,629,951	49,051
Daniel Raynor	15,629,969	49,033
Gordon Robinett	15,629,950	49,052
Pierce J. Flynn	15,630,142	48,860

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

COMFORCE Corporation

By:	/s/ HARRY V. MACCARRONE
Harry V. Maccarrone, Executive Vice President and Chief Financial Officer

Date: August 10, 2004

2