Form 10-Q
period 2004-09-26
COMFORCE CORP
filed 2004-11-05
CIK 6814

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2004
Common stock, $.01 par value	16,689,496 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 26, 2004	December 28, 2003
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,780	$7,598
Accounts receivable, net	66,791	52,378
Funding and service fees receivable, net	23,272	23,726
Prepaid expenses and other current assets	4,412	4,026
Net assets held for sale	211	—
Deferred income taxes, net	1,733	1,733

Total current assets	102,199	89,461

Deferred income taxes, net	1,695	1,695
Property and equipment, net	6,561	8,499
Intangible assets, net	92	132
Goodwill, net	32,073	32,242
Deferred financing costs, net	1,717	2,284

Total assets	$144,337	$134,313

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,961	$2,757
Accrued expenses	56,519	42,127

Total current liabilities	59,480	44,884

Long-term debt	122,342	127,960
Other liabilities	18	93

Total liabilities	181,840	172,937

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 16,689,496 and 16,659,397 shares issued and outstanding at September 26, 2004 and December 28, 2003, respectively	167	167
Convertible preferred stock, 6,148 Series 2003A outstanding shares, 513 Series 2003B outstanding shares, with aggregate liquidation preference of 7,442 at September 26, 2004	4,817	4,817
Additional paid-in capital	50,611	50,501
Accumulated other comprehensive income	103	76
Accumulated deficit	(93,201)	(94,185)

Total stockholders’ deficit	(37,503)	(38,624)

Total liabilities and stockholders’ deficit	$144,337	$134,313

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Revenue:
Net sales of services	$123,392	$93,197	$348,391	$267,144

Costs and expenses:
Cost of services	105,854	78,044	296,718	222,620
Selling, general and administrative expenses	13,179	12,616	39,390	35,109
Goodwill impairment	—	28,000	—	28,000
Depreciation and amortization	1,002	1,081	3,028	3,185

Total costs and expenses	120,035	119,741	339,136	288,914

Operating income (loss)	3,357	(26,544)	9,255	(21,770)

Other income (expense):
Interest expense	(2,983)	(3,267)	(9,153)	(10,678)
Write-off of deferred financing costs	—	—	—	(431)
Gain on debt extinguishment	8	—	1,979	8,774
Other (expense) income, net	104	(26)	47	619

	(2,871)	(3,293)	(7,127)	(1,716)

Income (loss) from continuing operations before income taxes	486	(29,837)	2,128	(23,486)
Provision (benefit) for income taxes	354	(3,732)	1,127	8

Income (loss) from continuing operations	132	(26,105)	1,001	(23,494)

Income (loss) from discontinued operations, net of tax benefit of $16 in 2004, and tax provision of $11 and $71 in the three and nine months ended September 28, 2003 (see note 10)	—	15	(17)	92

Net income (loss)	$132	$(26,090)	$984	$(23,402)

Dividends on preferred stock	125	381	375	546

Income (loss) available to common stockholders	$7	$(26,471)	$609	$(23,948)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.00	$(1.59)	$0.04	$(1.44)
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	$0.00	$(1.59)	$0.04	$(1.44)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.00	$(1.59)	$0.04	$(1.44)
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	$0.00	$(1.59)	$0.04	$(1.44)

Weighted average common shares outstanding, basic	16,684	16,659	16,671	16,659

Weighted average common shares outstanding, diluted	17,294	16,659	18,077	16,659

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	September 26, 2004	September 28, 2003
Cash flows from operating activities:
Net income (loss)	$984	$(23,402)
Loss from discontinued operations	17

	$1,001	$(23,402)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,028	3,207
Amortization of deferred financing fees	426	527
Interest expense paid by the issuance of convertible notes	297	351
Gain on repurchase of Senior Notes	(1,979)	(983)
Gain on repurchase of PIK Debentures	—	(7,791)
Write-off of deferred financing fees	—	431
Goodwill impairment	—	28,000
Deferred income tax expense	—	(883)
Changes in assets and liabilities, net of effects of dispositions of businesses:
Accounts receivable and funding service fees receivable	(16,439)	(361)
Prepaid expenses and other current assets	(820)	(328)
Accounts payable and accrued expenses	15,695	4,675
Decrease in income tax receivable	44	1,121

Net cash provided by continuing operations	1,253	4,564
Net cash used in discontinued operations	(421)

Net cash provided by operating activities	832	4,564

Cash flows from investing activities:
Purchases of property and equipment	(1,162)	(673)
Cash proceeds from sale of niche telecom operations, net of cash transferred	2,420	—

Net cash provided by (used in) investing activities	1,258	(673)

Cash flows from financing activities:
Net repayments under capital lease obligations	(223)	(204)
Net borrowings (repayments) under line of credit agreements	8,860	(3,000)
Repurchase of Senior Notes and PIK Debentures	(12,559)	(1,042)
Debt financing costs	(24)	(1,108)
Proceeds from exercise of stock options	38	—

Net cash used in financing activities	(3,908)	(5,354)

Net decrease in cash and cash equivalents	(1,818)	(1,463)
Cash and cash equivalents at beginning of period	7,598	6,378

Cash and cash equivalents at end of period	$5,780	$4,915

Supplemental disclosures:
Cash paid for:
Interest	$5,353	$6,419
Income taxes	846	329
Supplemental schedule of significant non-cash activities:
Issuance of 2003A Convertible Preferred Stock in exchange for PIK Debentures	—	$4,304
Issuance of 2003B Convertible Preferred Stock in exchange for Subordinated Convertible Notes	—	513
Exchange of PIK Debentures for the Issuance of 2003A Convertible Preferred Stock	—	12,335
Exchange of 8% Subordinated Convertible Notes for the issuance of 2003B Convertible Preferred Stock	—	$2,052
Contribution of capital as a result of the exchange of 8% Subordinated Convertible Notes	—	913

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The accompanying unaudited interim consolidated financial statements of COMFORCE Corporation (“COMFORCE”) and its subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003. The results for the three and nine month periods ended September 26, 2004 are not necessarily indicative of the results of operations for the entire year.

2. ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates involved are the collectibility of receivables, the fair value of goodwill, the recoverability of long-lived assets, the accrual for workers compensation as well as the valuation of deferred tax assets and the assessment of litigation and contingencies. Actual results could differ from those estimates.

3. STOCK COMPENSATION PLANS

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

	Three months ended		Nine months ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Net income (loss) as reported	$132	$(26,090)	$984	$(23,402)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	7	7	21	23

Pro forma net income (loss)	$125	$(26,097)	$963	$(23,425)

Income (loss) per share:
Basic - as reported	$0.00	$(1.59)	$0.04	$(1.44)
Basic - pro forma	$0.00	$(1.59)	$0.04	$(1.44)

Diluted - as reported	$0.00	$(1.59)	$0.04	$(1.44)
Diluted - pro forma	$0.00	$(1.59)	$0.04	$(1.44)

4. DEBT

Long-term debt at September 26, 2004 and December 28, 2003 consisted of the following (in thousands):

	September 26, 2004	December 28, 2003
12% Senior Notes, due 2007	$67,725	$82,500
8% Subordinated Convertible Notes, due 2009	7,717	7,420
Revolving line of credit, due June 24, 2007, with interest payable monthly at LIBOR plus 2.75% with a weighted average rate of 4.46% at September 26, 2004 and 3.93% at December 28, 2003	46,900	38,040

Total long-term debt	$122,342	$127,960

Required principal payments of long-term debt are as follows (in thousands):

2007	$114,625
2009	7,717

Total	$122,342

PNC Credit Facility: In June 2003, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, entered into a Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”) and other financial institutions participating as lenders to provide for a $75.0 million revolving credit facility with available borrowings based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions. As of September 26, 2004, the Company had remaining availability (as defined) of $21.2 million under the PNC Credit Facility. At closing, the Company borrowed $32.7 million to repay the Company’s then existing revolving credit facility agented by Whitehall Business Credit Corporation (the “Whitehall Credit Facility”), which was thereupon terminated. The Company wrote-off approximately $431,000 of deferred financing costs in the second quarter of 2003 in connection with the early retirement of the Whitehall Credit Facility.

Borrowings under the PNC Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (1) the greater of the base commercial lending rate of PNC as announced from time to time or the federal funds rate plus 0.5%, or (2) LIBOR plus a margin ranging from 2.5% if the Company’s fixed charges coverage ratio is greater than 1.30:1 to 3.0% if this ratio is 1.05:1 (with the margin having been 2.75% in the third quarter of 2004). The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The agreements evidencing the PNC Credit Facility contain various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The maturity date of the PNC Credit Facility is June 24, 2007. The Company was in compliance with all financial covenants under the PNC Credit Facility at September 26, 2004 and expects to remain in compliance throughout the next twelve months.

Effective as of September 29, 2004 the PNC Credit Facility was amended to increase the Company’s flexibility to draw funds under the PNC Credit Facility to repurchase Senior Notes. As amended, the Company is permitted to repurchase or prepay Senior Notes so long as the remaining availability (as defined) under the PNC Credit Facility is at least $7.5 million for the specified measurement period. Prior to this amendment, remaining availability was required to be at least $10.0 million. In addition, the annual $15.0 million cap on repurchases of senior notes has been modified to permit the carryover from any prior calendar year of any unused portion of this amount, so long as the other criteria for borrowing are then satisfied.

PIK Debentures: As of September 26, 2004 and December 28, 2003, there were no PIK Debentures outstanding. In February 2003, the Company issued $6.1 million face amount of its Series 2003A Preferred Stock having a fair value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures (including accrued interest) from Fanning CPD Assets, LP, a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest (the “Fanning Partnership”). The Series 2003A Preferred Stock is convertible into common stock at $1.05 per share, provides for dividends of 7.5 % per annum and, at September 26, 2004, there were cumulated, unpaid and undeclared dividends of $742,000. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction. The Company also repurchased additional PIK Debentures in the amount of $59,000 (including accrued but unpaid interest) from unrelated parties for a cash payment of $21,000. As a result of these transactions, the Company recognized a gain on debt extinguishment of $7.8 million, which includes the reduction of approximately $240,000 of deferred financing costs, in the first quarter of 2003. In May 2003, principally in order to eliminate the costs associated with the administration of the PIK Debentures, the Company redeemed the remaining $42,000 of PIK Debentures in accordance with the procedures set forth in the indenture. The related party transactions were treated as gains on the extinguishment of debt and not as contributions to capital since the related party purchased the PIK Debentures (it exchanged for Series 2003A Preferred Stock) from unrelated parties at a discount and the Company received the benefits of this pricing in its transactions with the related party.

Senior Notes: In June 2003, the Company repurchased $2.0 million principal amount of its 12% Senior Notes due 2007 (“Senior Notes”) for $980,000, resulting in a gain on debt extinguishment of $983,000, which includes the reduction of approximately $37,000 of deferred financing costs. In December 2003, the Company repurchased $2.5 million principal amount of Senior Notes for $1.6 million, resulting in a gain on debt extinguishment of $808,000, which includes the reduction of approximately $42,000 of deferred financing costs.

In February, March and September 2004, the Company repurchased an additional $14.8 million principal amount of its Senior Notes for $12.6 million in transactions with unrelated parties. As a result of these repurchases during the first and third quarters of 2004, the Company recognized a gain on debt extinguishment of $2.0 million in the first nine months of 2004, including a reduction of $237,000 of deferred financing costs.

Convertible Notes: The Convertible Notes are convertible into common stock at $1.70 per share. In September 2003, the Company issued 513 shares of its Series 2003B Preferred Stock having an aggregate face amount and fair value of $513,000 in exchange for $2.0 million principal amount of Convertible Notes, plus accrued interest, in a transaction with a related party (the Fanning Partnership). The Series 2003B Preferred Stock is convertible into common stock at $0.54 per share. The consideration paid to the Fanning Partnership in September 2003 for the principal amount of the Convertible Notes exchanged in this transaction was substantially less than the consideration the Fanning Partnership had paid for the securities it had previously exchanged for the Convertible Notes. As a result of this transaction, in the third fiscal quarter of 2003, the Company recorded a contribution to capital of $913,000, net of taxes, in lieu of recognizing a gain on the extinguishment of debt. The Series 2003B Preferred Stock provides for dividends of 7.5% per annum and, at September 26, 2004, there were cumulated, unpaid, undeclared dividends of $39,000.

The debt service costs associated with the Convertible Notes may be satisfied through issuance of new Convertible Notes through December 1, 2004. In June 2004, $297,000 of the Convertible Notes were issued at a conversion rate of $1.70 per share of common stock for payment of interest, which resulted in a beneficial conversion feature of $72,000 that increased deferred financing costs and paid-in capital. Beginning with the interest payment due June 1, 2005, COMFORCE will be required to pay interest on the Convertible Notes in cash; however, as discussed, below, the Company and the holder of the Convertible Notes are expected to eliminate this requirement. Its ability to do so is expected to be dependent on its availability of funds for this purpose, whether through borrowings by COI under its revolving credit facility agented by PNC Bank, National Association, funds from COI’s operations or otherwise, and on COI’s ability to upstream funds in accordance with the restricted payments test under the indenture for the Senior Notes. COMFORCE’s ability to repay Convertible Notes at their maturity on December 2, 2009, or on any earlier required repayment or repurchase dates, will also be dependent on any restrictions under its loan agreements as then in effect and availability of funds.

Under the indenture governing the Senior Notes, COI is subject to restrictions in upstreaming funds to its parent COMFORCE. The Company does not currently have sufficient availability under the indenture to make a cash payment of semi-annual interest under the Convertible Notes. Principally as a result of losses incurred by COI in fiscal 2001, 2002, 2003 and 2004 to date, as well as prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture. It is anticipated that COI must generate net income of approximately $8.4 million before it will be able to upstream any funds to COMFORCE under the restrictive payments test of the indenture in order to pay cash interest on the Convertible Notes (which is required beginning on June 1, 2005) or to repay the Convertible Notes at their maturity on December 2, 2009. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997.

The Company and the Fanning Partnership are currently discussing, and expect to enter into, an exchange transaction under which the Company would issue to the Fanning Partnership shares of a new Series 2004 Convertible Preferred Stock in exchange for all or a substantial portion of the outstanding Convertible Notes held by the Fanning Partnership ($7.7 million principal, with accrued interest of $206,000 as of September 26, 2004). The Series 2004 Convertible Preferred Stock is expected to have rights and preferences that are identical to the Company’s existing 2003A and 2003B Convertible Preferred Stock except for the conversion rate, which has not been determined. The Company will not enter into any such transaction unless the terms are approved by the Company’s independent directors, and the board obtains the opinion of an independent investment banking firm that the terms of the transaction are fair to the Company from a financial point of view.

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

	Three months ended		Nine months ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Basic income (loss) per common share:
Income (loss) from continuing operations	$132	$(26,105)	$1,001	$(23,494)
Dividends on preferred stock:
Series 2003A	115	381	346	546
Series 2003B	10	—	29	—

	125	381	375	546
Income available to common stockholders from continuing operations	$7	$(26,486)	$626	$(24,040)

Weighted average common shares outstanding	16,684	16,659	16,671	16,659
Basic income (loss) per common share from continuing operations	$0.00	$(1.59)	$0.04	$(1.44)

Diluted income (loss) per common share:
Income available to common stockholders from continuing operations	$7	$(26,486)	$626	$(24,040)
Dividends on preferred stock Series 2003B	—	—	29	—

Income for purposes of computing diluted income per share from continuing operations	$7	$(26,486)	$655	$(24,040)

Weighted average common shares outstanding	16,684	16,659	16,671	16,659
Dilutive stock options	610	—	438	—
Assumed conversion of Preferred Stock Series 2003B	—	—	968	—

Weighted average common shares outstanding for purposes of computing diluted income (loss) per share	17,294	16,659	18,077	16,659

Diluted income (loss) per common share from continuing operations	$0.00	$(1.59)	$0.04	$(1.44)

As of September 26, 2004, 4.7 million shares of common stock issuable upon conversion of Convertible Notes, including accrued interest, and 6.6 million shares issuable upon conversion of the Series 2003A Preferred Stock, including accrued, unpaid, undeclared dividends, were excluded from the computation of diluted income per share because their effect would be anti-dilutive. Options and warrants to purchase 2.0 million and 4.0 million shares of common stock were outstanding as of September 26, 2004 and September 28, 2003, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

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

The table below presents information on the revenues and operating contribution for each segment for the three and nine months ended September 26, 2004 and September 28, 2003, and items which reconcile segment operating contribution to COMFORCE’s reported income (loss) from continuing operations before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net sales of services:
Human Capital Management Services	$70,097	$46,667	$193,429	$134,659
Staff Augmentation	51,678	44,802	149,343	127,661
Financial Outsourcing Services	1,617	1,728	5,619	4,824

	$123,392	$93,197	$348,391	$267,144

Operating contribution:
Human Capital Management Services	$2,336	$1,277	$7,526	$5,309
Staff Augmentation	4,365	(24,000)	11,923	(17,409)
Financial Outsourcing Services (1)	1,393	1,178	4,395	4,808

	8,094	(21,545)	23,844	(7,292)

Corporate general and administrative expenses	3,735	3,918	11,561	11,293
Depreciation and amortization	1,002	1,081	3,028	3,185
Interest and other, net	2,879	3,293	9,106	10,059
Write-off of deferred financing costs	—	—	—	431
Gain on debt extinguishment	(8)	—	(1,979)	(8,774)

	7,608	8,292	21,716	16,194

Income (loss) from continuing operations before income taxes	$486	$(29,837)	$2,128	$(23,486)

	September 26, 2004	December 28, 2003
Total assets:
Staff Augmentation	$53,401	$49,596
Human Capital Management Services	45,465	35,024
Financial Outsourcing Services	23,272	23,726
Corporate	22,199	25,967

	$144,337	$134,313

(1)	Includes a $1.6 million insurance recovery in the first quarter of 2003 related to uncollectible funding and service fees receivable that were written-off in the fourth quarter of 2001.

7. NEW ACCOUNTING STANDARDS

In March 2004, the FASB issued a proposed statement, “Share-Based Payment - an Amendment to Statement Nos. 123 and 95” that would require stock based employee compensation to be recorded as a charge to earnings using a fair value based method. The proposed statement is effective for interim or annual periods beginning after June 15, 2005. The Company will continue to monitor the FASB’s progress on this issuance of the proposed statement and its impact on the Company’s consolidated financial statements.

8. RECLASSIFICATIONS

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

9. COMPREHENSIVE INCOME

The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended		Nine months ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Net income (loss), as reported	$132	$(26,090)	$984	$(23,402)
Foreign currency translation adjustment	53	—	27	96

Total comprehensive income (loss)	$185	$(26,090)	$1,011	$(23,306)

10. SALE OF NICHE TELECOM OPERATIONS

Effective as of March 1, 2004, COMFORCE sold an 80% interest in two telecom subsidiaries in the Staff Augmentation segment and sold its remaining 20% minority interest in these companies by June 29, 2004. These subsidiaries operated in the customer premise equipment services niche of the telecom sector, a niche that had remained outside of the Company’s core competency in telecom. The buyer, Spears Holding Company, Inc., is controlled by an individual who was one of the principals of these companies when they were sold to COMFORCE in 1998. Revenues for the subsidiaries that were sold represented less than 3.5% of the Company’s consolidated revenues in fiscal 2003. All cash proceeds received by the Company to date from this sale have been used to pay down bank debt. The total consideration was a combination of cash, short-term promissory notes and long-term promissory notes, as follows:

•	In respect of the 80% interest, $500,000 was received in cash at closing with $1,150,000 evidenced by the buyer’s short-term promissory notes providing for the payment of $950,000 by March 31, 2004 and $200,000 by April 30, 2004, which amounts were paid timely. The balance of the purchase price for the 80% interest is payable under the terms of the buyer’s long-term promissory note due on March 1, 2009 in the principal amount of $2,960,000, which provides for monthly payments of interest only at a variable interest rate (which was 5.75% at September 26, 2004) in the first year, with principal and interest payable monthly thereafter (based upon a seven-year amortization) and a balloon payment of the remaining principal due at maturity.

•	The Company sold an additional 8% interest on May 30, 2004 for $304,000 in cash and an additional long-term promissory note due March 1, 2009 in the principal amount of $296,000 under the same terms of the long-term promissory note issued in exchange for the 80% interest above.

•	The Company sold the remaining 12% interest on June 29, 2004 in exchange for $644,000 in cash as well as an additional buyer’s long term promissory note due March 1, 2009 in the principal amount of $444,000 under the same terms of the long-term note issued in exchange for the 80% interest above.

These long-term notes in the total principal amount of $3.7 million were valued at $1.4 million by an independent valuation firm. The sale resulted in a gain of $1,102,000, which represented the excess of the net proceeds (cash and short-term notes of $2,598,000 plus the fair value of the long-term notes of $1,400,000, less transaction costs of $144,000), over the net book value of the net assets of the business sold of $2,752,000. The Company will recognize no gain on this transaction until the cash payments it receives exceed its investment ($2,896,000) in the business sold. All cash initially received under the sale agreement, including principal and interest on the notes, will be recorded as a reduction of net assets held for sale. After such balance has been eliminated, subsequent cash received will be recorded as a gain from discontinued operations up to the amount of the $1,102,000 gain. Once the entire gain has been recognized, additional cash receipts, if any, will be recorded as interest income within other income in continuing operations. The deferred gain has been reflected as an offset to the related notes receivable in the accompanying balance sheet at September 26, 2004. After application of the consideration received through September 26, 2004 of $2,598,000 described above, and $87,000 of interest received, the Company has recorded on its balance sheet net assets held for sale of $211,000.

In accordance with FASB 144, the results of operations from the sale of the Company’s niche telecom operations have been recorded as discontinued operations. The net (loss) income from discontinued operations was $(17,000) and $92,000 for the nine months ended September 26, 2004 and September 28, 2003, respectively. The presentation of discontinued operations on the statement of operations for the nine months ended September 28, 2003 has been reclassified.

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

Significant assumptions used in this analysis included (i) expected future revenue growth rates, operating unit profit margins, and working capital levels, (ii) a discount rate, and (iii) a terminal value multiple. The revenue growth rates, working capital levels and operating unit profit margins were based on management’s expectation of future results. Based on management’s assessment of the circumstances and considering the firm’s findings, the Company recognized an impairment loss of $28.0 million due to the Company’s inability to meet previous growth expectations during 2003. This impairment loss related primarily to the goodwill attributable to staffing companies acquired by the Company in 1996 through 1998, during which time staffing companies were customarily valued using higher multiples, and these companies had significantly higher earnings. During the first nine months of 2004, management has determined that there are no key indications that would cause the Company to test for impairment prior to the annual testing to be conducted in the fourth quarter of 2004.

If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements.

The changes in the carrying amount of goodwill for the nine months ended September 26, 2004 is as follows (in thousands):

	Staff Augmentation	Human Capital Management	Financial Outsourcing	Total
Balance as of December 28, 2003	$23,042	$9,200	—	$32,242
Sale of niche telecom operation	(169)	—	—	(169)

Balance as of September 26, 2004	$22,873	$9,200	—	$32,073

12. SUBSEQUENT EVENTS

On September 29, 2004, the Company repurchased an additional $2.3 million principal amount of its Senior Notes for $2.3 million in transactions with an unrelated party. As a result of this repurchase during the fourth quarter of 2004, the Company will recognize a gain on debt extinguishment of $16,000 including a reduction of $30,000 of deferred financing costs.

On October 29, 2004, the Company repurchased an additional $1.0 million principal amount of its Senior Notes for $1.0 million in a transaction with an unrelated party. As a result of this repurchase during the fourth quarter of 2004, the Company will recognize a gain on debt extinguishment of $5,000 including a reduction of $13,000 of deferred financing costs.

Effective as of September 29, 2004, the PNC Credit Facility was amended to increase the Company’s flexibility to draw funds under the facility to repurchase Senior Notes. As amended, the Company is permitted to repurchase or prepay Senior Notes so long as the remaining availability (as defined) under the PNC Credit Facility is at least $7.5 million for the specified measurement period. Prior to this amendment, remaining availability was required to be at least $10.0 million. In addition, the annual $15.0 million cap on Senior Note repurchases has been modified to permit the carryover from any prior calendar year of any unused portion of this amount, so long as the other criteria for borrowing are then satisfied.

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

Management of the Company has observed improvement in the business environment for staffing companies beginning in the first quarter of 2003 and continuing to the present. Recent industry statistics generally support management’s observations including, since the beginning of 2004, improvement in the rate of job creation in the United States. The Company has sought to position itself competitively in what it expects to be an improving marketplace. In addition to taking steps to improve operational efficiencies, management has sought to improve the Company’s balance sheet. Since June 2000, the Company has reduced its public debt from $138.8 million to $64.4 million. As a result, it has reduced its annual interest expense by approximately $7.5 million, including by borrowing at the lower rates available under the PNC Credit Facility to effectuate repurchases of public debt and by exchanging preferred equity and lower interest rate convertible notes for this public debt.

Recent Events

On September 29, 2004, the Company repurchased an additional $2.3 million principal amount of its Senior Notes for $2.3 million in a transaction with an unrelated party. As a result of this repurchase during the fourth quarter of 2004, the Company will recognize a gain on debt extinguishment of $16,000, including a reduction of $30,000 of deferred financing costs.

On October 29, 2004, the Company repurchased an additional $1.0 million principal amount of its Senior Notes for $1.0 million in a transaction with an unrelated party. As a result of this repurchase during the fourth quarter of 2004, the Company will recognize a gain on debt extinguishment of $5,000 including a reduction of $13,000 of deferred financing costs.

Effective as of September 29, 2004, the PNC Credit Facility was amended to increase the Company’s flexibility to draw funds under the facility to repurchase Senior Notes. As amended, the Company is permitted to repurchase(or prepay Senior Notes so long as the remaining availability (as defined) under the PNC Credit Facility is at least $7.5 million for the specified measurement period. Prior to this amendment, remaining availability was required to be at least $10.0 million. In addition, the annual $15.0 million cap on Senior Note repurchases of senior notes has been modified to permit the carryover from any prior calendar year of any unused portion of this amount, so long as the other criteria for borrowing are then satisfied.

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

Results of Operations

Three Month Period Ended September 26, 2004 Compared to Three Month Period Ended September 28, 2003

Net sales of services for the three month period ended September 26, 2004 were $123.4 million, which represents a 32.4% increase from the $93.2 million in net sales of services realized for the three month period ended September 28, 2003. Net sales of services in the Human Capital Management Services segment increased by $23.4 million or 50.2%, principally due to an increase in its client base and additional services provided to existing clients. Management believes that the increase in clients is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary. In the Staff Augmentation segment, the increase of $6.9 million or 15.3% is principally attributable to increased net sales of services to technical services customers under government contracts, telecom contracts for engineering, furnishing and installment (EF&I) and to information technology customers. Net sales of services were lower by $112,000 or 6.5% in the Financial Outsourcing Services segment, principally due to a reduction in the number of customers.

Cost of services for the three month period ended September 26, 2004 was 85.8% of net sales of services as compared to cost of services of 83.7% of net sales of services for the three month period ended September 28, 2003. The cost of services as a percentage of net sales for the third fiscal quarter of 2004 increased from the third fiscal quarter of 2003 principally as a result of increased competitive pricing, higher state unemployment rates prevalent throughout the country and higher growth in Human Capital Management Services which have a higher cost of services as a percentage of net sales of services. Management believes that, under market conditions prevailing in the staffing industry, these and other factors will result in increasing pressure being placed on margins in the immediate future.

Selling, general and administrative expenses as a percentage of net sales of services were 10.7% for the three month period ended September 26, 2004, compared to 13.5% for the three month period ended September 28, 2003. Since the first fiscal quarter of 2003, management’s on-going initiatives to contain selling, general and administrative costs and improve back office efficiencies have enabled the Company to increase sales at a rate greater than the rate of the increase in selling, general and administrative expenses, which has contributed to the Company’s overall improvement in selling, general and administrative expenses as a percentage of net sales.

Operating income for the three month period ended September 26, 2004 was $3.4 million as compared to an operating loss of $26.5 million for the three month period ended September 28, 2003. The Company’s operating income for the third quarter of 2004 is principally due to an increase in sales in the third fiscal quarter of 2004. The operating loss for the third quarter of 2003 is principally attributable to the Company’s $28.0 million write-off related to the impairment of goodwill in the staff augmentation segment and a lower gross profit in Staff Augmentation and Financial Outsourcing Services segments.

The Company’s interest expense for the three month period ended September 26, 2004 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Notes and the Senior Notes. The interest expense was lower for the three month period ended September 26, 2004 as compared to the three month period ended September 28, 2003 due to the retirement of Senior Notes in the second and fourth quarters of 2003 and the first quarter of 2004 and Convertible Notes in the third quarter of 2003. See “Financial Condition, Liquidity and Capital Resources” in this Item 2.

The gain on debt extinguishment realized by the Company during the three months ended September 26, 2004 was the result of the Company’s repurchase of Senior Notes from an unaffiliated holder. As a result of this transaction, the Company recognized a gain on debt extinguishment of $8,000, which includes the reduction of approximately $17,000 of deferred financing costs, in the third quarter of 2004.

The income tax provision for the three month period ended September 26, 2004 was $354,000 on income before income taxes of $486,000. The income tax benefit for the three month period ended September 28, 2003 was $3.7 million on a loss before income taxes of $29.8 million. The difference between the federal statutory income tax rate and the Company’s effective tax rate relates primarily to state income taxes, and a disallowance for non-deductible expenses.

In accordance with FASB 144, the results of operations from the sale of the Company’s niche telecom operations (as described in note 9 to the consolidated financial statements) have been recorded as discontinued operations. The net income from discontinued operations was $15,000 for the three months ended September 28, 2003. The presentation of discontinued operations on the statement of operations for the three months ended September 28, 2003 has been reclassified.

Nine Month Period Ended September 26, 2004 Compared to Nine Month Period Ended September 28, 2003

Net sales of services for the nine month period ended September 26, 2004 were $348.4 million, which represents a 30.4% increase from the $267.1 million in net sales of services realized for the nine month period ended September 28, 2003. The Company experienced an increase in all business segments. Net sales of services in the Human Capital Management Services segment increased by $58.8 million or 43.6%, principally due to an increase in its client base. Management believes that the increase in clients is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary. In the Staff Augmentation segment, the increase of $21.7 million or 17.0% is principally attributable to technical services customers under government contracts, telecom EF&I contracts and to information technology customers. Also, net sales of services were higher by $795,000 or 16.5% in the Financial Outsourcing Services segment, principally due to liquidated damages paid by a customer to the Company for the early termination of that customer’s contract with the Company, increase in demand for staffing services from existing clients and non-recurring income.

Cost of services for the nine month period ended September 26, 2004 was 85.2% of net sales of services as compared to cost of services of 83.3% of net sales of services for the nine month period ended September 28, 2003. The cost of services as a percentage of net sales for the first nine months of 2004 increased from the first nine months of 2003 principally as a result of increased competitive pricing, higher state unemployment rates prevalent throughout the country and higher growth in Human Capital Management Services which have a higher cost of services as a percentage of net sales of services.

Selling, general and administrative expenses as a percentage of net sales of services were 11.3% for the nine month period ended September 26, 2004, compared to 13.1% for the nine month period ended September 28, 2003. The nine month period ended September 28, 2003 included a $1.6 million insurance claim recovery (representing 0.6% of net sales of services) related to uncollectible funding and service fees receivables that were written-off in the fourth fiscal quarter of 2001. Since the first fiscal quarter of 2003, management’s on-going initiatives to contain selling, general and administrative costs and improve back office efficiencies have enabled the Company to increase sales at a rate greater than the rate of the increase in selling, general and administrative expenses, which has contributed to the Company’s overall improvement in selling, general and administrative expenses as a percentage of net sales.

Operating income for the nine month period ended September 26, 2004 was $9.3 million as compared to an operating loss of $21.8 million for the nine month period ended September 28, 2003. The Company’s operating income for the 2004 period is principally due to an increase in sales and a decrease in general and administrative expenses as a percentage of sales. The Company’s operating loss for the nine month period ended September 28, 2003 is principally attributable to the Company’s third quarter $28.0 million write-off related to the impairment of goodwill and lower sales and gross profit in Staff Augmentation and Financial Outsourcing Services segments, partially offset by the $1.6 million insurance claim recovery discussed above.

The Company’s interest expense for the nine month period ended September 26, 2004 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Notes and the Senior Notes. The interest expense was lower for the nine month period ended September 26, 2004 as compared to the nine month period ended September 28, 2003 due to the retirement of PIK Debentures in the first quarter of 2003, Senior Notes in the second and fourth quarters of 2003 and the first quarter of 2004 and Convertible Notes in the third quarter of 2003 partially offset by an assessment of interest made in the second quarter of 2003 of $170,000 as part of a settlement with the IRS in connection with its audit of tax years 1999 through 2001. See “Financial Condition, Liquidity and Capital Resources” in this Item 2.

The Company incurred a write-off of deferred financing costs of $431,000 in the second quarter of 2003 related to the early retirement of the Whitehall Credit Facility.

The gain on debt extinguishment realized by the Company during the first nine months of 2004 was the result of the Company’s repurchase of Senior Notes in February, March and September of 2004. As a result of these transactions, the Company recognized a gain on debt extinguishment of $2.0 million in the first nine months of 2004, including a reduction of $237,000 of deferred financing costs. As a result of the Company’s exchange and repurchase of PIK Debentures in the first nine months of 2003, the Company recognized a gain on debt extinguishment of $8.8 million, which includes the reduction of approximately $277,000 of deferred financing costs. The purpose of these transactions was to improve the Company’s balance sheet through the elimination of higher interest rate debt.

The income tax provision for the nine month period ended September 26, 2004 was $1.1 million on income before income taxes of $2.1 million. The income tax provision for the nine month period ended September 28, 2003 was $8,000 on a loss before income taxes of $23.5 million. The difference between the federal statutory income tax rate and the Company’s effective tax rate for 2004 relates primarily to state income taxes, and a disallowance for non-deductible expenses. Included in income tax expense for the nine months ended September 28, 2003 was an assessment of $975,000 based on an income tax audit by the IRS for tax years 1999 through 2001.

In accordance with FASB 144, the results of operations from the sale of the Company’s niche telecom operations (as described in note 9 to the consolidated financial statements) have been recorded as discontinued operations. The net (loss) income from discontinued operations was $(17,000) and $92,000 for the nine months ended September 26, 2004 and September 28, 2003, respectively. The presentation of discontinued operations on the statement of operations for the nine months ended September 28, 2003 has been reclassified.

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

Off-Balance Sheet and Contractual Obligations: During the nine month period ended September 26, 2004, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below. The following table represents contractual commitments associated with operating agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2004	2005-6	2007	2008	Thereafter
Operating Leases	$787	$4,093	$1,347	$1,080	$1,566
PNC Credit Facility—principal repayments	—	—	46,900	—	—
Senior Notes - principal repayments	—	—	67,725	—	—
Convertible Notes - principal repayments	—	—	—	—	7,717

Total	$787	$4,093	$115,972	$1,080	$9,283

The Company also had standby letters of credit outstanding at September 26, 2004 in the aggregate amount of $4.4 million.

During the nine month period ended September 26, 2004, the Company’s primary sources of funds to meet cash needs were from borrowings under the PNC Credit Facility. Cash and cash equivalents decreased $1.8 million during the nine month period ended September 26, 2004. Cash flows from investing activities of $1.3 million and cash flows provided by operating activities of $832,000 were exceeded by cash flows used in financing activities of $3.9 million.

At September 26, 2004, the Company had outstanding $46.9 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 4.46% per annum. At such date, the Company had remaining availability, as defined, of $21.2 million under the PNC Credit Facility, which provides for borrowings of up to $75.0 million based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.

At September 26, 2004, the Company also had outstanding (i) $67.7 million principal amount of Senior Notes bearing interest at 12% per annum and (ii) $7.7 million principal amount of Convertible Notes bearing interest at 8% per annum. The Company has sought to improve its balance sheet by reducing its debt. Since the beginning of fiscal 2004, it has done so through the repurchase of $18.1 million principal amount of its Senior Notes for $15.8 million, including repurchases effected to date in the fourth quarter of 2004 (see “Recent Events” in this Item 2).

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

Management believes that $2.0 million annually (if COI has funds available for this purpose) will be sufficient to pay COMFORCE’s annual public company expenses for the foreseeable future. Principally as a result of losses incurred by COI in fiscal 2001, 2002, 2003 and 2004 to date, and prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture. It is anticipated that COI must generate net income of approximately $8.4 million before it will be able to upstream any funds to COMFORCE under the restrictive payments test of the indenture, including in order to pay dividends on the Series Preferred Stock. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997.

As of September 26, 2004, approximately $32.1 million, or 22.2% of the Company’s total assets were goodwill recorded in connection with the Company’s acquisitions. The Company evaluated the recoverability of goodwill on its books under SFAS 142 (i) at its adoption in the first quarter of 2002, resulting in its write-off of $55.0 million of goodwill, (ii) in the fourth quarter of 2002, resulting in an additional write-off of $19.0 million of goodwill, (iii) in the third quarter of 2003, resulting in an additional write-off of $28.0 million, and (iv) in the fourth quarter of fiscal 2003, resulting in no additional impairment charges. The Company must test goodwill for impairment in accordance with the provisions of SFAS 142 at least annually as of the end of each fiscal year or earlier during each fiscal year as circumstances require. If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the foreseeable future. The Company has made significant progress in improving its capital structure through the elimination of debt in connection with its repurchase of PIK Debentures (formerly public debt, now fully retired), Senior Notes (which continue to be public debt) and Convertible Notes, but no assurance can be given that opportunities to further eliminate high interest rate debt will be available on favorable terms. Since June 2000, the Company has reduced its public debt from $138.8 million to $64.4 million. As a result, COMFORCE has reduced its annual interest expense by approximately $7.5 million, including by borrowing at the lower rates available under the PNC Credit Facility to effectuate repurchases of public debt and by exchanging preferred equity and lower interest rate convertible notes for this public debt.

As previously disclosed, the Company and the Fanning Partnership are currently discussing a possible exchange transaction under which the Company would issue to the Fanning Partnership shares of a new Series 2004 Convertible Preferred Stock in exchange for all or a substantial portion of the outstanding Convertible Notes held by the Fanning Partnership ($7.7 million principal, with accrued interest of $206,000 as of September 26, 2004). The parties expect to complete these discussions and effect a transaction during the fourth quarter of 2004. The Series 2004 Convertible Preferred Stock is expected to have rights and preferences that are identical to the Company’s existing 2003A and 2003B Convertible Preferred Stock except for the conversion rate, which has not been determined. The Company will not enter into any such transaction unless the terms are approved by the Company’s independent directors, and the board obtains the opinion of an independent investment banking firm that the terms of the transaction are fair to the Company from a financial point of view. If completed, as to which there can be no assurance, the transaction is expected to further improve the Company’s balance sheet.

The Company’s Series 2003A and 2003B Preferred Stock each provides for dividends of 7.5% per annum and, at September 26, 2004, there were cumulated, unpaid and undeclared dividends of $742,000 on the Series 2003 A Preferred Stock and $39,000 on the Series B Preferred Stock.

The Company was in compliance with all financial covenants under the PNC Credit Facility at the end of the third fiscal quarter of 2004 and expects to remain in compliance throughout the next 12 months. In the event that the Company is unable to meet any of such covenants, it will request a modification (or waiver) of such covenants. If the Company’s revenues in fiscal 2004 exceed current projections, management intends to ask its bank lenders to increase the availability under the PNC Credit Facility to fund potentially higher levels of receivables.

As reported in its quarterly report on Form 10-Q for the first quarter of 2004, one of the Company’s significant staff augmentation customers (representing approximately 7.0% of 2003 consolidated revenues and 6.7 % of consolidated revenues for the first nine months of 2004) announced its intention to evaluate whether the use of contingent labor is consistent with its business model. This customer has since advised the Company that it will significantly reduce its utilization of contract labor, including the Company’s employees, beginning in the fourth quarter of 2004 and continuing through the end of the first quarter 2005. Management of the Company is aggressively seeking to replace this expected loss of business; however, management can offer no assurances that the loss of this customer’s business will not have an adverse impact on the Company’s revenues in future periods.

Impact of Recently Issued Accounting Standards

In March 2004, the FASB issued a proposed statement, “Share-Based Payment - an Amendment to Statement Nos. 123 and 95” that would require stock based employee compensation to be recorded as a charge to earnings using a fair value based method. The proposed statement is effective for interim or annual periods beginning after June 15, 2005. The Company will continue to monitor the FASB’s progress on this issuance of the proposed statement and its impact on the Company’s consolidated financial statements.

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

Forward Looking Statements

Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to the following: the loss of key customers, weakness in job growth, a reduction in corporate or government spending, adverse economic conditions generally or in key industries served by the Company, or a reduction in the demand for outsourcing services generally which could heighten competition among staffing companies and negatively impact revenues and margins; the Company’s significant leverage may leave it with a diminished ability to obtain additional financing for working capital or other capital expenditures, for retiring higher interest rate debt or for otherwise improving the Company’s competitiveness and capital structure or expanding its operations; SFAS 142, which requires the Company to evaluate at least annually the recoverability of goodwill on its books, could cause the Company to write-off goodwill in future periods (in addition to the write-offs of $74.0 million in 2002 and $28.0 million in 2003), which could have a material adverse impact on the Company’s financial condition and results of operations; or, if COI fails to generate sufficient consolidated net income (after covering its cumulative deficit at September 26, 2004 of $8.4 million) or to have any other funds available to upstream to COMFORCE under the restricted payments test of the Senior Notes indenture.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the chief executive officer and chief financial officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report. There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Since the date of the filing of the Company’s Annual Report on Form 10-K for the year ended December 28, 2003, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The rights and preferences of the Series 2003A and Series 2003B Preferred Stock (collectively, “Series Preferred Stock”) are substantially identical except that the conversion price is $1.05 for the Series 2003A Preferred Stock and $0.54 for the Series 2003B Preferred Stock. The conversion price is the price at which a holder of shares of the Series Preferred Stock may convert such shares into common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate).

Each share of Series Preferred Stock has a face amount of $1,000, and bears annual cumulative dividends of $75 per share (7.5% per annum). Upon liquidation, the holders of the Preferred Stock will be entitled to a liquidation preference of $1,000 per share plus the amount of accumulated, unpaid dividends before any distributions shall be made to the holders of common stock or any other junior series or class of stock of the Company. Unless the holders of two-thirds of the shares of Series Preferred Stock outstanding shall have otherwise consented, no series or class of preferred stock having rights or preferences that are not junior to the Series Preferred Stock shall be issued by the Company.

The Company can only pay dividends on the Series Preferred Stock if (i) dividends can legally be paid in accordance with Delaware law, (ii) the Company’s board of directors, in its discretion upon the exercise of its fiduciary duties, declares that a dividend be paid, (iii) payment of the dividend is permitted under the terms of the PNC Credit Facility, and (iv) the Company has sufficient funds to upstream in accordance with the restricted payments tests under the indenture governing the Senior Notes.

In the event that the conversion of Series Preferred Stock into common stock of COMFORCE would result in either (i) the occurrence of a “change of control” as defined in the indenture governing COI’s Senior Notes, or (ii) require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the American Stock Exchange (or any other exchange or quotation system on which the Company’s shares are then listed), then the Series Preferred Stock held by such holder shall not be convertible into common stock, but rather shall be convertible into shares of non-voting participating preferred stock having a liquidation preference of $0.01 per share (but no other preferences) to be created by the Company. The participating preferred stock will in turn be convertible into the Company’s common stock (on the same basis as if the conversion to common stock from Series Preferred Stock had occurred directly) if the conversion will not result in a “change of control” as defined in the indenture governing the Senior Notes or require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the American Stock Exchange (or any other exchange or quotation system on which the Company’s shares are then listed). At the request of the holders of a majority of the outstanding participating preferred stock, the Company will seek stockholder approval for its conversion into common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

10.1 Amendment No. 2 to Revolving Credit and Security Agreement dated as of September 29, 2004 among the Company and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders.

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

Date: November 4, 2004