Form 10-K
period 2004-12-26
COMFORCE CORP
filed 2005-03-25
CIK 6814

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 26, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $27,919,987.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At March 21, 2005, there were 16,889,499 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s proxy statement to be filed by April 25, 2005 are incorporated herein by reference in Items 10, 11, 12, 13 and 14.

PART I

ITEM 1. BUSINESS

Overview

COMFORCE Corporation (“COMFORCE”) is a leading provider of specialty staffing, consulting and outsourcing services primarily to Fortune 1000 companies and other large employers for their healthcare support, technical and engineering, information technology, telecommunications and other staffing services. COMFORCE Operating, Inc. (“COI”), a wholly-owned subsidiary of COMFORCE, was formed for the purpose of facilitating certain of the Company’s financing transactions in November 1997. Unless the context otherwise requires, the term the “Company” refers to COMFORCE, COI and all of their direct and indirect subsidiaries, all of which are wholly-owned.

Through a national network of 36 offices (27 company-owned and 9 licensed), the Company recruits and places highly skilled contingent personnel and provides human capital management, outsourcing and financing services for a broad customer base. The Company’s labor force consists primarily of computer programmers, systems consultants, analysts, engineers, technicians, scientists, researchers, healthcare professionals and skilled office support personnel.

Services

The Company provides a wide range of staffing, consulting, financial and outsourcing services, including web-enabled solutions for the effective procurement, tracking and engagement of contingent or non-employee labor. The extensive proprietary database used by the Company coupled with its national reach enable it to draw from a wealth of resources to link highly trained healthcare professionals, computer technicians, engineers and other professionals, as well as clerical personnel, with businesses that need highly skilled labor. Management has designed the Company’s services to give its customers maximum flexibility and maximum choice, including by making its professionals available for engagement on a short-term or long-term basis. The Company’s services permit businesses to increase the volume of their work without increasing fixed overhead costs.

Results are reported by the Company through three operating segments — Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services. The Human Capital Management Services segment provides consulting services for managing the contingent workforce through its PrO Unlimited subsidiary. The Staff Augmentation segment provides healthcare support, including RightSourcing Vendor Management Services, technical, information technology (IT) and other staffing services. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies. A description of the types of services provided by each segment follows. See note 16 to the Company’s consolidated financial statements for a presentation of segment results.

Human Capital Management Services Segment

The Company provides Human Capital Management services through its PrO Unlimited subsidiary. PrO is a leading provider of outsourced enterprise staffing management services that enable Fortune 1000 companies and other large employers to consolidate, automate and manage staffing, compliance and oversight processes for their contingent workforces, including independent contractors, temporary workers, consultants, freelancers and, in some cases, returning retirees. PrO’s vendor-neutral business strategy provides comprehensive services for the selection, procurement, management and tracking of the contingent workforce, much of which is provided through its web-enabled proprietary software system.

Rather than competing with traditional staffing firms, PrO acts as a vendor-neutral facilitator, enabling clients to draw on a larger pool of vendors to fill job orders and allowing them to negotiate with multiple staffing suppliers to quickly find qualified personnel at favorable price levels. In contrast to traditional staffing services providers, which recruit and recommend candidates for contingent positions, its focus is on helping clients manage their diverse relationships with multiple staffing vendors efficiently and cost-effectively by consolidating billing, monitoring vendor performance, coordinating staffing programs and generating a broad range of customized management reports and proprietary Total Quality Management reviews. In addition, PrO offers payrolling services and compliance advisory services.

As many companies continue to face pressure to contain labor costs and manage headcount numbers, the use of contingent staffing as an alternative to more costly long-term employment has expanded substantially. At the same time, large organizations have increasingly come to rely on outsourced human capital management services as they seek to improve the efficiency of their staffing procurement and management processes and enhance the quality and productivity of their contingent workforces. Management believes that the number of companies utilizing contingent labor will continue to grow as companies work to more effectively manage their cost structures, better position themselves to weather business downturns and maintain streamlined “just-in-time” labor pools.

While PrO focuses on selling its services primarily to Fortune 1000 companies, management believes PrO’s contingent workforce management tools are suitable for a cross-section of large employers throughout the United States. PrO’s typical client is a Fortune 1000 or other large company that relies upon highly skilled contingent labor to meet important elements of its staffing needs, and spends a minimum of $20 million per year on its contingent workforce. PrO currently provides the following primary service offerings for its clients:

•	Contingent Staffing Management – a vendor-neutral service for procuring contingent employees. This service allows hiring managers to utilize and negotiate with multiple staffing vendors to help identify and hire qualified candidates in a short time frame at favorable prices. PrO offers its clients consolidated invoicing, electronic time card functions and total quality management of their supplier base. In addition, clients receive access to numerous standard reports that enhance visibility and overall management of their contingent worker population.

•	The 1099 Management Service – helps clients manage the tax and benefit risks associated with the use of independent contractors to ensure compliance with applicable government regulations. This service assists its clients in avoiding potential liabilities associated with failing to withhold or pay social security taxes, income taxes, unemployment taxes and workers compensation insurance premiums, or with excluding workers from participation in their pension, profit sharing, health insurance and stock option plans.

•	Professional Payrolling Services – provides employer-of-record payrolling services for contingent workers sourced internally by its clients. For these companies, PrO employs the workers, pays unemployment taxes and workers compensation insurance premiums, and provides other benefits including health insurance. These workers may include former independent contractors, returning retirees or other mission-critical workers internally sourced for contingent work. The Company’s extensive compliance expertise helps clients avoid potential litigation and other co-employment issues associated with this workforce.

•	Consultant Consolidation Services – consolidates and manages invoicing for its clients’ multiple service providers, including small consulting firms and independent contractors that clients may engage separately from its services. PrO helps its clients to avoid liabilities while properly monitoring the services these firms provide.

•	Fair Labor Standards Act/Co-employment Consulting – PrO offers on-going consulting on proper worker classification and co-employment issues. The proper classification of workers for overtime purposes is a critical challenge facing all U.S. employers. Co-employment is a legal doctrine that applies when two businesses exert a degree of control over an employee’s work, so that both businesses may be held liable for complying with wage, hour and benefits laws.

•	PrO Bid – which was initiated in 2005, provides a bidding environment for various staffing projects, providing project managers with greater information as to project costs, headcount and vendor performance. In addition, PrO Bid enables clients to consolidate project data with other contingent staffing data for enterprise-wide reporting and controls.

Staff Augmentation Segment

Healthcare Support Services and RightSourcing

The Company has identified the healthcare support services market as a source of significant growth potential. In this sector, the Company provides clinical skills including nurses and other allied health professionals. In addition, the Company also provides specialty medical office support personnel including credentialed coders for medical reimbursements and other personnel in support of insurance claims processing, billing, medical record keeping and utilization review/case management professionals.

The Company also offers its RightSourcing Vendor Management Services Program to several medical facilities. Through this program the Company offers cost savings and process improvement to its clients by managing all aspects of their staffing services program including management of all staffing vendors, order process, invoice approval, billing and invoice consolidation and data capture and analysis.

The Company’s customers in this area include hospitals, medical offices, multi-physician practices, medical billing companies, insurance companies and other middle market healthcare providers.

Information Technology

In the IT field, the Company provides highly skilled software developers, technical support personnel, systems consultants and analysts, software engineers, technical writers and architects and project managers for a wide range of technical assignments, including client server, mainframe, desktop and help desk services, and Internet/Intranet projects. The Company hires the workers it makes available to its customers, in most cases through its recruitment process, and performs all of the obligations of an employer, including processing payrolls, withholding taxes and offering benefits.

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

Telecom

The Company’s telecom operations consist of providing professional and skilled telecom personnel to plan, design, engineer, furnish, install and maintain wireless, wire line, PBX and enterprise telecommunications systems (known as EF&I services). COMFORCE Telecom maintains a Tier-1 status among the various telecommunications manufacturers and service providers and its customer base includes two wireless companies. In 2004, COMFORCE Telecom became registered to the TL 9000 standard. Some of the Company’s niche telecom operations were sold in 2004. See “Discontinued Operations” in this Item 1, below.

Other Staffing

In addition to providing contract consulting and other staffing services in the areas described above, the Company provides a broad range of staffing services to its customers, including scientific support to research facilities, accounting support services, general clerical, data entry and billing support, telemarketing and call center staffing. In this respect, the Company is opportunistic in utilizing its many branch offices, sales networks, customer relationships, computer databases and other resources to obtain engagements that are outside of its core businesses.

Financial Outsourcing Services Segment

The Company provides funding and back office support services to approximately 46 independent consulting and staffing companies. The Company’s back office services include payroll processing, billing and funding, preparation of various management reports and analysis, payment of all payroll-related taxes and preparation and filing of quarterly and annual payroll tax returns for the contingent personnel employed and placed by independently owned and operated staffing and consulting firms for which the Company earns a fixed fee. Personnel placed by such independent staffing and consulting firms remain employees of such firms. In providing payroll funding services, the Company purchases the accounts receivable of independent staffing firms and receives payments directly from the firms’ clients. The Company pursues the collection of all receivables from its financial outsourcing clients; however, the amount of any accounts receivable that are not collected within a specified period after billing is charged back by the Company to its financial outsourcing clients.

Discontinued Operations

Effective as of March 1, 2004, COMFORCE sold an 80% interest in two telecom subsidiaries in the Staff Augmentation segment and sold its remaining 20% minority interest in these companies by June 29, 2004. These subsidiaries operated in the customer premise equipment services niche of the telecom sector, a niche that was outside of the Company’s core competency in telecom. The buyer, Spears Holding Company, Inc., is controlled by an individual who was one of the principals of these companies when they were sold to COMFORCE in 1998. As consideration, the Company received cash of $2.4 million, received from March through June 2004, and five-year notes with a face amount of $3.7 million (valued at $1.4 million at closing by an independent valuation firm). All cash proceeds received by the Company to date from this sale have been used to pay down bank debt. The Company will recognize no gain on this transaction until all cash payments (including payments under the notes) it receives exceed its investment in the business sold. Revenues for the subsidiaries that were sold represented less than 3.5% of the Company’s consolidated revenues for fiscal 2003.

In accordance with the Financial Accounting Standards Board (“FASB”) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the results of operations from the sale of the Company’s niche telecom operations have been recorded as discontinued operations. The statement of operations for the year ended December 28, 2003 has been reclassified to present discontinued operations.

Customers

The Company provides staffing, consulting and outsourcing services to a broad range of customers, including investment banking firms, computer software and hardware manufacturers, the automotive industry, government agencies, aerospace and avionics firms, utilities, national laboratories, pharmaceutical companies, cosmetics companies, healthcare facilities, educational institutions and accounting firms. Services to Fortune 1000 companies represent a majority of the Company’s revenues.

In certain cases, the Company’s contracts with its Staff Augmentation customers provide that the Company will have the first opportunity to supply the personnel required by that customer. Other staffing companies not under contract with the customer are then offered the opportunity to supply personnel only if the Company is unable to meet the customer’s requirements.

The Company generally invoices its customers weekly, bi-weekly or monthly. IT and professional staffing customers generally obtain the Company’s services on a purchase order basis, while technical and engineering services, healthcare support and Human Capital Management Services customers generally enter into longer term contracts with the Company.

During the fiscal year December 26, 2004, no single customer accounted for 10% or more of the Company’s revenues. The largest four customers of the Company accounted for approximately 20.1% of the Company’s revenues.

Sales and Marketing

The Company services its customers through a network of 27 company-owned and 9 licensed offices located in 15 states across the United States and its corporate headquarters located in Woodbury, New York. The Company’s sales and marketing strategy is focused on increasing its share of existing customer business, expanding its business with existing customers through cross-selling and by establishing relationships with new customers. The Company solicits customers through personal sales presentations, telephone marketing, direct mail solicitation, referrals from customers, and advertising in a variety of local and national media including the Yellow Pages, magazines, newspapers, trade publications and through the Company’s website (www.comforce.com).

The Company’s Sales and Resource Managers are responsible for maintaining contact with existing clients, maximizing the number of requisitions that the Company will have the opportunity to fill, and then working with the recruiting staff to offer the client the candidate or candidates that best fit the specification. New account targets are chosen by assessing: (1) the need for contract labor with skill sets provided by the Company; (2) the appropriateness of the Company’s niche products to the client’s needs; (3) the potential growth and profitability of the account; and (4) the creditworthiness of the client. While the Company’s corporate office assists in the selection of target accounts, the majority of account selection and marketing occurs locally. Although the Company continues to market to its Fortune 1000 client base, it also places a significant marketing focus on faster-growing middle-market companies, governmental agencies and large not-for-profit institutions such as hospitals and research facilities.

Billable Employees

In the Human Capital Management Services segment, PrO acts as a vendor-neutral facilitator, enabling clients to draw on a larger pool of vendors to fill job orders and allowing them to negotiate with multiple staffing suppliers to quickly find qualified personnel at favorable price levels. In contrast to traditional staffing services providers, which recruit and recommend candidates for contingent positions, its focus is on helping clients manage their diverse relationships with multiple staffing vendors efficiently and cost-effectively by consolidating billing, monitoring vendor performance, coordinating staffing programs and generating a broad range of customized management reports and proprietary Total Quality Management reviews.

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

Management believes that the Company enhances its ability to attract recruits by making extensive training opportunities available to its employees. The Company employs Internet-based educational programs to train employees in the latest developments in IT and other technologies. In addition, the Company maintains a telephone hot line to assist its clerical employees with software problems or questions.

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

Information Systems

The Company uses the Pure Internet Architecture of PeopleSoft® 8.8 for its back office Human Resource Management System, Financial Reporting and Front Office Employee Self Service application software. Utilizing the state of the art PeopleSoft architecture has enabled the company to consolidate its back office operations, improve business processes, improve efficiency and productivity and enhance customer relationships.

The Company uses the EZAccess® recruiting and sales database application, which has allowed it to consolidate the resume and job order databases of its acquired companies. This software has enabled the Company to streamline the processes of identifying, recruiting and hiring on a national basis. Separately, the Company’s PrO Unlimited subsidiary has internally developed and maintains its proprietary web-enabled WAND system, which provides an end-to-end solution for the engagement, management and tracking of the contingent workforce. See “Human Capital Management Services Segment” in this Item 1.

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

Employees

The Company currently employs approximately 500 full-time staff employees at its headquarters and company-owned offices. The Company issued approximately 22,000 W-2s to employees of the Company who provided services to its customers during 2004, not including W-2s issued as part of the Financial Outsourcing Services segment back office services provided by the Company to its customers. In addition to employees on assignment, the Company maintains a proprietary database of prospective employees with expertise in the disciplines served by the Company. Billable employees are employed by the Company on an as-needed basis, dependent on customer demand and are paid only for time they actually work (plus any accrued vacation time). Non-billable administrative personnel provide management, sales and marketing and other services in support of the Company’s services in all of its segments.

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

ITEM 3. LEGAL PROCEEDINGS

In November 2003, the Company received a general notice letter from the United States Environmental Protection Agency (the “U.S. EPA”) that it is a potentially responsible party at Chicago’s Lake Calumet Cluster Site, which for decades beginning in the late 19th/early 20th centuries had served as a waste disposal site. In December 2004, the U.S. EPA sent the Company and numerous other companies special notice letters requiring the recipients to make an offer by a date certain to perform a remedial investigation and feasibility study (RI/FS) to select a remedy to clean up the site. The Company’s predecessor, Apeco Corporation (“Apeco”), a manufacturer of photocopiers, allegedly sent waste material to this site. The State of Illinois and the U.S. EPA have proposed that the site be designated as a Superfund site. The Company is one of over 400 potentially responsible parties (many of which may no longer be in operation or viable) to which notices were sent, and the Company has joined a working group of approximately 100 members representing over 120 potentially responsible parties for the purpose of responding to the United States and Illinois environmental protection agencies.

Until these site studies are completed (which could take two or more years) and the responsible agencies agree upon remedies, accurate estimates of clean-up costs cannot be made. Consequently, no assessment can be made as to any potential liability to the Company. However, on the basis of information available to it, management believes the Company’s potential exposure will be less than 1.0% of total costs and will not be material to the Company’s financial position or liquidity. Furthermore, the Company is initiating inquiries of the insurance carriers for Apeco to determine if it has coverage under old insurance policies. Although another company had agreed to indemnify the Company against environmental liabilities, this indemnitor is currently in bankruptcy and the Company does not expect to pursue its indemnity claims since obtaining any recovery against this indemnitor appears to be unlikely.

The Company is a party to routine contract and employment-related litigation matters arising in the ordinary course of its business. Except as described above, there are no other pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional and medical malpractice insurance, fiduciary insurance and directors’ and officers’ liability insurance. The Company is generally self-insured with respect to workers compensation, but maintains excess workers compensation coverage to limit its maximum exposure to such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price and Dividends

The Company’s Common Stock is traded on the American Stock Exchange (AMEX:CFS). The high and low sales prices for the Common Stock, as reported in the business news media, for the periods indicated, were as follows:

Fiscal Year	Quarter	High ($)	Low ($)
2004	First Quarter	1.63	0.53
	Second Quarter	3.10	1.59
	Third Quarter	2.95	2.12
	Fourth Quarter	2.80	2.19
2003	First Quarter	0.75	0.40
	Second Quarter	0.65	0.30
	Third Quarter	1.03	0.40
	Fourth Quarter	0.80	0.49

The closing price of the Common Stock of the Company on March 21, 2005 was $2.34. As of such date, there were approximately 4,300 shareholders of record and 12,189,235 shares of Common Stock held by non-affiliates. The aggregate market value of the voting stock held by nonaffiliates of the registrant on March 21, 2005 was $27,109,061.

No dividends were declared or paid on the Common Stock during 2004. The terms of the Company’s debt obligations effectively prohibit its payment of dividends. In addition, until cumulated dividends on its Series 2003A, 2003B and 2004A Preferred Stock ($936,000 at December 26, 2004) are fully paid, no dividends are permitted to be paid on Common Stock. Accordingly, the Company does not anticipate that it will pay cash dividends on its Common Stock for the foreseeable future.

Recent Sales of Unregistered Securities

On December 8, 2004, the Company agreed to issue $6,737,000 face amount (6,737 shares) of its new Series 2004A Convertible Preferred Stock in exchange for $6,726,385 of its 8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”), plus accrued interest of $10,463, in a transaction with the Fanning CPD Assets, LP (the “Fanning Partnership”). This exchange eliminated $6.7 million of long-term debt while maintaining, under the terms of the new 2004A Series Preferred Stock, the same common stock conversion rights as existed for the Convertible Note.

The conversion price of the Convertible Note and the Series 2004A Preferred Stock is $1.70 per share of common stock. The conversion price is the price at which a holder of shares of Series 2004A Preferred Stock or the

Convertible Note may convert such instruments into common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate). The rights and preferences of the Series 2004A Preferred Stock are substantially identical to those of the Company’s Series 2003A and 2003B Convertible Preferred Stock, except that the conversion price is $1.05 for the Series 2003A Preferred Stock and $0.54 for the Series 2003B Preferred Stock. The Company may mandate conversion of the Preferred Stock if the average market price of its common stock for any six month period is at least $3.25 per share for the Series 2003A and 2003B Preferred Stock or $4.50 per share for the Series 2004A Preferred Stock, but only if the shares can be converted into freely tradable common stock.

Each share of Series 2003A, 2003B and 2004A Preferred Stock (collectively, the “Series Preferred Stock”) has a face amount of $1,000, and bears annual cumulative dividends of $75 per share (7.5% per annum). Upon liquidation, the holders of the Series Preferred Stock will be entitled to a liquidation preference of $1,000 per share plus the amount of cumulated, unpaid dividends before any distributions shall be made to the holders of common stock or any other junior series or class of stock of the Company. Unless the holders of two-thirds of the shares of the Series Preferred Stock outstanding shall have otherwise consented, no series or class of preferred stock having rights or preferences that are not junior to the Series Preferred Stock shall be issued by the Company.

The Company can only pay dividends on the Series Preferred Stock if (i) dividends can legally be paid in accordance with Delaware law, (ii) the Company’s board of directors, in its discretion upon the exercise of its fiduciary duties, declares that a dividend be paid, (iii) payment of the dividend is permitted under the terms of the Company’s Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent, and (iv) the Company’s wholly-owned operating subsidiary, COMFORCE Operating, Inc., has sufficient funds to upstream in accordance with the restricted payments tests under the indenture governing its 12% Senior Notes due 2007 (“Senior Notes”).

In the event that the conversion of Series Preferred Stock into common stock of COMFORCE would result in either (i) the occurrence of a “change of control” as defined in the indenture governing the Senior Notes, or (ii) require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the American Stock Exchange (or any other exchange or quotation system on which the Company’s shares are then listed), then the Series Preferred Stock held by such holder shall not be convertible into common stock, but rather shall be convertible into shares of non-voting participating preferred stock having a liquidation preference of $0.01 per share (but no other preferences) to be created by the Company. The participating preferred stock will in turn be convertible into the Company’s common stock (on the same basis as if the conversion to common stock from Series Preferred Stock had occurred directly) if the conversion will not result in a “change of control” as defined in the indenture governing the Senior Notes or require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the American Stock Exchange (or any other exchange or quotation system on which the Company’s shares are then listed).

As part of the transaction, the Convertible Note was restated at the principal amount of $1,299,402, and the terms were modified to permit the Company to pay interest in cash or kind, at its election, for the balance of the term of the Convertible Note. Under the terms of the Convertible Note prior to this amendment, interest was to be payable only in cash beginning with the interest payment due on June 1, 2005.

The Fanning Partnership is a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of the Fanning Partnership, but has no pecuniary interest therein. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and each of the Company’s independent directors approved the terms of the transaction.

These shares of Series 2004A Preferred Stock were issued to the Fanning Partnership in reliance upon the exemptions from registration afforded by section 3(a)(9) or section 4(2) of the Securities Act of 1933 and the regulations thereunder. Unless the Company registers the shares of common stock issuable upon conversion of the Series 2004A Preferred Stock for resale under the Securities Act of 1933, any resale of those shares by the Fanning Partnership, as an affiliate of the Company, will be conducted in compliance with the volume limitations and other conditions of Rule 144 of the Securities Act of 1933 (other than the holding period requirement).

Equity Compensation Plan Information

The following table describes options and warrants issued as part of the Company’s equity compensation plans at the end of fiscal 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column).
Equity compensation plans approved by security holders (1)	3,197,650	$4.55	870,000
Equity compensation plans not approved by security holders (2)	724,628	2.27	—

Total	3,922,278	$4.13	870,000

(1)	At December 26, 2004, the Company had two equity compensation plans that had been approved by stockholders, the Long-Term Stock Investment Plan (the “1993 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). Securities shown as being issuable pursuant to outstanding options, warrants and rights in the first column represent option grants made under the 1993 Plan and the 2002 Plan. No options or other rights are issuable under the 1993 Plan after December 31, 2002. Accordingly, the number of securities shown in the third column as being available for future issuance include only the shares of common stock remaining available for issuance under the 2002 Plan upon exercise of options or other rights that may be granted thereunder in future periods.
(2)	Includes options to purchase 555,628 shares of the Company’s common stock issued to Austin Iodice and Anthony Giglio, former officer’s of the Company, as settlement of litigation concerning the continuing validity of options originally granted to them under a plan approved by the stockholders. Although these options were issued outside of the 1993 Plan, the Board elected to treat them as issued under the 1993 Plan solely for the purpose of determining the shares remaining available for issuance under the 1993 Plan. The balance of these securities are warrants issued as additional compensation to debtholders for extending credit to the Company.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data of the Company as of and for each of the five fiscal years in the period ended December 26, 2004. The Company derived the statement of operations and balance sheet data as of and for each of the five fiscal years in the period ended December 26, 2004 from its audited historical consolidated financial statements (in thousands, except per share data). Fiscal years 2003 and prior have been reclassified to present discontinued operations.

	2000	2001	2002	2003	2004
Statement of Operations Data: (1)
Net sales of services (2)	$468,602	$428,466	$365,817	$369,982	$480,887
Costs and expenses:
Cost of services	373,516	342,320	300,333	308,840	408,850
Selling, general and administrative expenses	63,809	63,076	51,436	47,517	53,755
Litigation settlement	1,056	—	—	—	—
Goodwill impairment (3)	—	—	16,600	24,500	—
Depreciation and amortization (4)	7,059	7,418	3,981	4,220	4,219

Total costs and expenses	445,440	412,814	372,350	385,077	466,824

Operating income (loss)	23,162	15,652	(6,533)	(15,095)	14,063

Other income (expense):
Interest expense	(23,266)	(19,990)	(16,007)	(13,931)	(12,338)
Gain on debt extinguishment (5)	4,667	15,858	—	9,582	1,999
Write-off of deferred financing costs	(742)	—	—	(431)	—
Restricted covenant release	1,000	—	—	—	—
Other income, net	247	40	27	637	110

	(18,094)	(4,092)	(15,980)	(4,143)	(10,229)

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	5,068	11,560	(22,513)	(19,238)	3,834
Provision (benefit) for income taxes	3,989	6,304	(2,796)	571	2,058

Income (loss) from continuing operations before a cumulative effect of a change in accounting principle	1,079	5,256	(19,717)	(19,809)	1,776
Income (loss) from discontinued operations, net of income taxes (6)	1,308	784	(1,530)	(3,427)	(20)
Cumulative effect of a change in accounting principle - goodwill impairment, net of income tax benefit of $2,200 (7)	—	—	(52,800)	—	—

Net income (loss)	$2,387	$6,040	$(74,047)	$(23,236)	$1,756
Dividends on preferred stock	—	—	—	672	530

Net income (loss) available to common stockholders	$2,387	$6,040	$(74,047)	$(23,908)	$1,226

Diluted income (loss) per share:
Income (loss) available to common stockholders before a cumulative effect of a change in accounting principle	$0.14	$0.34	$(1.28)	$(1.44)	$0.07
Cumulative effect of a change in accounting principle	—	—	(3.17)	—	—

Net income (loss) available to common stockholders	$0.14	$0.34	$(4.45)	$(1.44)	$0.07

Balance Sheet data:
Working capital	$88,942	$59,024	$47,386	$44,577	$46,206
Trade receivables, net	119,067	80,029	73,609	76,104	86,243
Goodwill, net	137,655	134,283	60,242	32,242	32,073
Total assets	283,414	241,131	162,864	134,313	148,748
Total debt, including current maturities	197,421	154,720	142,779	127,960	117,227
Stockholders’ equity (deficit)	46,374	52,537	(21,241)	(38,624)	(29,835)

(1)	Results for the year ended December 31, 2000 include results of Gerri G. Inc. from the acquisition date of February 6, 2000 through December 31, 2000.

(2)	The Company adopted Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred (“EITF 01-14”), effective as of December 31, 2001. Accordingly, reimbursements received by the Company for out-of-pocket expenses commencing in fiscal 2002 are characterized as revenue. Prior to the adoption of EITF 01-14, the Company characterized such amounts as a reduction of cost of sales. The selected financial data for 2001 and 2000 has been reclassified in accordance with EITF 01-14.
(3)	The Company recorded a goodwill impairment charge of $16.6 million during the fourth quarter of 2002 and $24.5 million during the third quarter of 2003, in each case as a charge against operating income in accordance with the provisions of the FASB issued Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). See note 4 to the consolidated financial statements for further discussions.
(4)	Effective as of December 31, 2001, the Company changed the manner in which it accounts for goodwill and other intangible assets upon the adoption of SFAS 142 and, in accordance therewith, ceased amortizing goodwill. See note 2 to the consolidated financial statements.
(5)	During 2000, the Company repurchased Senior Notes. The gain on debt extinguishment that was realized by these repurchases was $4.7 million, which includes the reduction of $200,000 of deferred financing costs associated with the repurchases. During 2001, the Company repurchased Senior Notes and the Company’s 15% Senior Secured PIK Debentures due 2009 (the “PIK Debentures”). The gain on debt extinguishment that was realized by these repurchases was $15.9 million, which includes the reduction of $1.1 million of deferred financing costs associated with the repurchases. During 2003, the Company repurchased Senior Notes and PIK Debentures. As a result of these transactions, the Company recognized a gain on debt extinguishment of $9.6 million, which includes the reduction of approximately $319,000 of deferred financing costs. During 2004, the Company repurchased Senior Notes, and, as a result of these repurchases, the Company recognized a gain on debt extinguishment of $2.0 million, including a reduction of $280,000 of deferred financing costs. See “Financial Condition, Liquidity and Capital Resources” in Item 7.
(6)	Effective March 1, 2004, the Company sold its interest in two telecom subsidiaries in the Staff Augmentation segment. In accordance with SFAS 144, the results of operations from the sale of this telecom operation have been reclassified as discontinued operations. In addition, the goodwill impairment charges associated with this telecom operation has also been reclassified as discontinued operations ($2.4 million in 2002 and $3.5 million in 2003).
(7)	The Company recorded a goodwill impairment charge of $52.8 million, net of tax, as a cumulative effect of a change in accounting principle during the first quarter of 2002 in accordance with the provisions of SFAS 142. See note 2 to the consolidated financial statements for further discussions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below supplements the information found in the audited consolidated financial statements and related notes of COMFORCE Corporation (“COMFORCE”) and its wholly-owned subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”).

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

The Company reports its results through three operating segments — Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services. The Human Capital Management Services segment primarily provides consulting services for managing the contingent workforce. The Staff Augmentation segment provides healthcare support, technical and engineering, information technology (IT), telecommunications and other staffing services. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies.

Management of the Company has observed improvement in the business environment for staffing companies beginning in the first quarter of 2003. Recent industry statistics have generally supported management’s observations including, since the beginning of 2004, improvement in the rate of job creation in the United States, but management is unsure if these trends will continue in 2005.

As previously reported in its quarterly reports on Form 10-Q, one of the Company’s significant Staff Augmentation customers (representing approximately 6% of consolidated revenues for fiscal 2004) announced its intention to evaluate whether the use of contingent labor is consistent with its business model and subsequently advised the Company that it will significantly reduce its utilization of contract labor, including the Company’s employees, beginning in the fourth quarter of 2004 and continuing through the end of the first quarter 2005. However, the proposed reductions have not yet been fully implemented, and management of the Company does not currently believe that any further significant reductions in staffing under this arrangement will be made at least until near the end of the second quarter of 2005. To date, management of the Company has been largely successful in redeploying displaced employees. Management intends to continue to aggressively seek to identify new opportunities for these employees in an effort to minimize any impact to the Company; however, management can offer no assurances that the loss of this customer’s business will not have an adverse impact on the Company’s revenues in future periods.

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

Allowance for Doubtful Accounts

The Company has an allowance for doubtful accounts recorded as an estimate of the accounts receivable balance that may not be collected. This allowance is calculated on the trade receivables with consideration for the Company’s historical write-off experience, the current aging of receivables, general economic climate and the financial condition of customers. After giving due consideration to these factors, the Company establishes specific allowances for uncollectible accounts. The allowance for the funding and service fee receivables is calculated with consideration for the ability of the Company’s clients to absorb chargebacks due to the uncollectibility of the funded receivables. Bad debt expense, which increases the allowance for doubtful accounts, is recorded as an operating expense in the consolidated statements of operations. Factors that would cause this provision to increase primarily relate to increased bankruptcies by customers, the inability of the Company’s funding services clients to absorb chargebacks and other difficulties collecting amounts billed. On the other hand, an improved write-off experience and aging of receivables would result in a decrease to the provision.

Accrued Workers Compensation Liability

The Company records its estimate of the ultimate cost of, and liabilities for, workers compensation based on actuarial computations using the Company’s loss history as well as industry statistics. Furthermore, in determining its liabilities, the Company includes amounts for estimated claims incurred but not reported. The ultimate cost of workers compensation will depend on actual costs incurred to settle the claims and may differ from the liabilities recorded for those claims.

Accruals for workers compensation claims are included in accrued expenses in the consolidated balance sheets. A significant increase in claims or changes in laws may require the Company to record additional expenses related to workers compensation. On the other hand, significantly improved claim experience may result in lower annual expense levels.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance against deferred tax assets for which realization of the asset is not likely.

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

Goodwill Impairment

The Company is required to test goodwill for impairment in accordance with the provisions of SFAS 142 as of the end of each fiscal year or earlier during each fiscal year as circumstances require. The Company tested goodwill for impairment as of the end of the third quarter of fiscal 2003 and wrote-off $28.0 million (of which $3.5 million has been allocated to discontinued operations) of goodwill in the Staff Augmentation segment. The Company also performed its annual testing for goodwill impairment in the fourth quarter of fiscal 2003 and 2004 and determined that no additional write-offs were required to be taken. In connection with these goodwill tests, the Company engaged an independent valuation firm to assist management in the determination of the fair values of its reporting units (as defined by SFAS 142). In its determination of the fair values, the firm engaged by the Company primarily utilized a discounted cash flow analysis as well as various other valuation approaches, including (a) recent values paid by investors and purchasers of companies in businesses similar to that of the Company, (b) capitalization multiples of companies with investment characteristics resembling those of the reporting units, (c) the enterprise value of the Company, and (d) asset and liability structure.

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

Results of Operations

Fiscal Year Ended December 26, 2004 compared to Fiscal Year Ended December 28, 2003

Net sales of services for the year ended December 26, 2004 were $480.9 million, which represents a 30.0% increase from the $370.0 million in net sales of services realized for the year ended December 28, 2003. The Company experienced an increase in all business segments. Net sales of services in the Human Capital Management Services segment increased by $81.1 million or 42.9%, due to an increase in its client base and services provided to existing clients. Management believes that the increase in clients is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary. In the Staff Augmentation segment, the increase of $29.3 million or 16.8% is principally attributable to technical services customers under government contracts, telecom EF&I contracts and to information technology services customers. Also, net sales of services were higher by $519,000 or 7.8% in the Financial Outsourcing Services segment due to non-recurring items, including damages paid by a customer to the Company for the early termination of that customer’s contract with the Company.

Cost of services for the year ended December 26, 2004 was 85.0% of net sales of services as compared to cost of services of 83.5% of net sales of services for the year ended December 28, 2003. The cost of services as a percentage of net sales for fiscal 2004 increased from fiscal 2003 principally as a result of increased competitive pricing, higher state unemployment rates prevalent throughout the country and higher growth in Human Capital Management Services which have a higher cost of services as a percentage of net sales of services.

Selling, general and administrative expenses as a percentage of net sales of services were 11.2% for the year ended December 26, 2004, compared to 12.8% for the year ended December 28, 2003. Fiscal 2003 included a $1.6 million insurance claim recovery (representing 0.4% of net sales of services) related to uncollectible funding and service fees receivables that were written-off in the fourth quarter of 2001. Since the first quarter of 2003, management’s on-going initiatives to contain selling, general and administrative costs and improve back office efficiencies have enabled the Company to increase sales at a rate greater than the rate of the increase in selling, general and administrative expenses, which has contributed to the Company’s overall improvement in selling, general and administrative expenses as a percentage of net sales.

Operating income for the year ended December 26, 2004 was $14.1 million as compared to an operating loss of $15.1 million for the year ended December 28, 2003. The Company’s operating income for the 2004 period is principally due to an increase in sales and a decrease in general and administrative expenses as a percentage of sales. The Company’s operating loss for the year ended December 28, 2003 is principally attributable to the Company’s $24.5 million write-off in the third quarter of 2003 related to the impairment of goodwill and lower sales and gross profit in Staff Augmentation and Financial Outsourcing Services segments, partially offset by the $1.6 million insurance claim recovery discussed above. Operating contribution represents revenues of each segment less their direct costs of operations. The increases and decreases in operating contribution are generally affected by fluctuations in revenues and were also impacted in 2003 by the goodwill impairment charge.

The Company’s interest expense for the year ended December 26, 2004 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Notes and the Senior Notes. The interest expense of $12.3 million for fiscal 2004 was lower as compared to the interest expense of $13.9 million for fiscal 2003. This reduction was principally due to the exchange and repurchase of the remaining outstanding PIK Debentures during 2003, $4.5 million of Senior Notes during 2003, $6.1 million of Convertible Notes during 2004 and $18.1 million of Senior Notes during 2004, and 2003 included an assessment of interest of $170,000 as part of a settlement with the IRS in connection with its audit of tax years 1999 through 2001. These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average outstanding balances and interest rates in 2004. See “Financial Condition, Liquidity and Capital Resources” in this Item 2.

The Company incurred a write-off of deferred financing costs of $431,000 in the second quarter of 2003 related to the early retirement of the Company’s former bank credit facility at the time the Company entered into the PNC Credit Facility.

The gain on debt extinguishment realized by the Company during fiscal 2004 was the result of the Company’s repurchases of Senior Notes in 2004. As a result of these transactions, the Company recognized a gain on debt extinguishment of $2.0 million in fiscal 2004, including a reduction of $280,000 of deferred financing costs. As a result of the Company’s exchange and repurchase of PIK Debentures and repurchases of Senior Notes in fiscal 2003, the Company recognized a gain on debt extinguishment of $9.6 million, which includes the reduction of approximately $319,000 of deferred financing costs. The purpose of these transactions was to improve the Company’s balance sheet through the elimination of higher interest rate debt.

The income tax provision for fiscal 2004 was $2.1 million on income from continuing operations before income taxes of $3.8 million. The income tax provision for fiscal 2003 was $571,000 on a loss from continuing operations before income taxes of $19.2 million. The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for 2004 and 2003 relates primarily to state income taxes, a disallowance for non-deductible expenses and, in fiscal 2003, the non-deductibility of a portion of the goodwill impairment charge. Included in income tax expense for fiscal 2003 was an assessment of $975,000 based on an income tax audit by the IRS for tax years 1999 through 2001.

In accordance with SFAS 144, the results of operations from the sale of the Company’s niche telecom operations (as described in note 19 to the consolidated financial statements) have been recorded as discontinued operations. The net loss from discontinued operations was $20,000 for fiscal 2004 and $3.4 million for 2003 (including goodwill impairment write-offs of $3.5 million). The statement of operations for the year ended December 28, 2003 has been reclassified to present discontinued operations.

Fiscal Year Ended December 28, 2003 Compared to Fiscal Year Ended December 29, 2002

The statement of operations for the years ended December 28, 2003 and December 29, 2002 have been reclassified to present discontinued operations.

Net sales of services for the fiscal year ended December 28, 2003 were $370.0 million, which represents a 1.1% increase from the $365.8 million in net sales of services realized for the fiscal year ended December 29, 2002. The Company experienced a decrease in net sales of services in Staff Augmentation and Financial Outsourcing Services segments, offset by an increase in the Human Capital Management Services segment. Net sales of services in the Human Capital Management Services segment increased by $22.5 million or 13.5%, principally due to an increase in its client base. In the Staff Augmentation segment, the decrease of $16.0 million (8.4%) is principally attributable to reduced sales to IT and telecom customers, as a result of the continuing effects of the soft economy, partially offset by increased sales to healthcare and RightSourcing support customers, and technical services customers under government contracts. Also, principally as a result of general economic conditions and a reduced client base, net sales of services were lower by $2.3 million (25.4%) in the Financial Outsourcing Services segment.

Cost of services for the fiscal year ended December 28, 2003 was 83.5% of net sales of services as compared to cost of services of 82.1% for the fiscal year ended December 29, 2002. The cost of services as a percentage of net sales for the fiscal year ended December 28, 2003 increased from 2002 principally as a result of a decrease in permanent placement fee revenues, a decrease in Financial Outsourcing Services revenues, increased competitive pressures impacting fees and higher growth in Human Capital Management Services (which have a higher cost of services as a percentage of net sales of services).

Selling, general and administrative expenses as a percentage of net sales of services were 12.8% for the fiscal year ended December 28, 2003, compared to 14.1% for the fiscal year ended December 29, 2002. Excluding the $1.6 million insurance recovery in the first quarter of 2003 related to uncollectible funding and service fees receivable that were written-off in the fourth quarter of 2001, selling, general and administrative expenses as a percentage of net sales of services were 13.3% for the fiscal year ended December 28, 2003. Management continued to undertake initiatives to reduce selling, general and administrative costs by renegotiating existing vendor contracts, reducing the size of or closing marginal offices, reducing back office support staff and re-evaluating incentive compensation plans, and has reduced costs as sales decreased in the Staff Augmentation and the Financial Outsourcing Services segments.

Operating loss for the fiscal year ended December 28, 2003 was $15.1 million as compared to operating loss of $6.5 million for the fiscal year ended December 29, 2002. The increase in operating loss for the fiscal year ended December 28, 2003 is principally attributable to the Company’s $24.5 million non-cash write-off in the third quarter of 2003 related to the impairment of goodwill discussed above and a decrease in gross margins in Staff Augmentation and Financial Outsourcing Services segments, partially offset by the $1.6 million insurance claim recovery discussed above. By comparison, in 2002, the Company wrote-off $16.6 million related to goodwill impairment, exclusive of the write-off of $55.0 million earlier in 2002 that was recorded as the cumulative effect of a change in accounting principle.

The Company’s interest expense for the fiscal year ended December 28, 2003 was principally attributable to interest recorded on its bank credit facilities, the Convertible Notes and the Senior Notes and an assessment made in the second quarter of 2003 of $170,000 of interest as part of a settlement with the IRS in connection with its audit of tax years 1999 through 2001. The interest expense was lower for the fiscal year ended December 28, 2003 as compared to the fiscal year ended December 29, 2002 principally due to lower market interest rates and the retirement of PIK Debentures in the first quarter of 2003, Senior Notes in the second quarter of 2003 and Convertible Notes in the third quarter of 2003, partially offset by the assessment of interest in connection with the IRS settlement. See “Financial Condition, Liquidity and Capital Resources” in this Item 7.

The Company incurred a write-off of deferred financing costs of $431,000 in the second quarter of 2003 related to the early retirement of the Company’s former bank credit facility at the time the Company entered into the PNC Credit Facility.

The gain on debt extinguishment realized by the Company during the fiscal year ended December 28, 2003 was the result of the Company’s repurchase of Senior Notes in the second and fourth quarters of 2003, and the Company’s exchange and repurchase of PIK Debentures in the first quarter of 2003. As a result of these transactions, the Company recognized a gain on debt extinguishment of $9.6 million, which includes the reduction of approximately $319,000 of deferred financing costs in 2003.

The income tax provision for the fiscal year ended December 28, 2003 was $571,000 on loss from continuing operations before income taxes of $19.2 million. The income tax benefit for the fiscal year ended December 29, 2002 was $2.8 million on a loss from continuing operations before income taxes of $22.5 million. The difference between income taxes at the federal statutory income tax rate and the Company’s effective tax rate relates primarily to the nondeductibility of a portion of the goodwill impairment charges in fiscal 2003 and 2002, discussed above, interest expense associated with the PIK Debentures, state income taxes, and a disallowance for travel and entertainment expenses. Included in income tax for the fiscal year ended December 28, 2003 is an assessment of $975,000 based on an income tax audit by the IRS for tax years 1999 through 2001.

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

Off-Balance Sheet and Contractual Obligations: During the year ended December 26, 2004, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below. The following table represents contractual commitments associated with operating lease agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2005	2006	2007	2008	Thereafter
Operating Leases	$2,751	$2,052	$1,507	$1,212	$1,621
PNC Credit Facility— principal repayments	—	—	51,518	—	—
Senior Notes - principal repayments	—	—	64,410	—	—
Convertible Notes - principal repayments	—	—	—	—	1,299

Total	$2,751	$2,052	$117,435	$1,212	$2,920

The Company also had standby letters of credit outstanding at December 26, 2004 in the aggregate amount of $5.1 million.

In June 2003, COMFORCE, COI and various of their operating subsidiaries entered into a Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”) and other financial institutions participating as lenders to provide for a $75.0 million revolving credit facility with available borrowings based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions. At closing, the Company repaid its then existing bank credit facility.

Borrowings under the PNC Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (1) the greater of the federal funds rate plus 0.5% or the base commercial lending rate of PNC as announced from time to time, or (2) LIBOR plus a margin ranging from 2.5% if the Company’s fixed charges coverage ratio is greater than 1.30:1 to 3.0% if this ratio is 1.05:1 (with the margin having been 2.75% on borrowings from June 2003 through the end of fiscal 2004). The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The agreements evidencing the PNC Credit Facility contain various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends, and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The scheduled maturity date of the PNC Credit Facility is June 24, 2007.

In September 2004, the PNC Credit Facility was amended to increase the Company’s flexibility to draw funds under the facility to repurchase Senior Notes. As amended, the Company is permitted to repurchase or prepay Senior Notes so long as the remaining availability, as defined in the agreement, under the PNC Credit Facility is at least $7.5 million for the specified measurement period. Prior to this amendment, remaining availability was required to be at least $10.0 million. In addition, the annual $15.0 million limit on repurchases of Senior Notes has been modified to permit the carryover from any prior calendar year of any unused portion of this amount, so long as the other criteria for borrowing are then satisfied. In February 2005, the PNC Credit Facility was further amended to provide for borrowings of up to $85.0 million, a $10.0 million increase, based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions. As of March 6, 2005, the Company had remaining availability based upon then outstanding eligible accounts receivable of $20.2 million.

During the year ended December 26, 2004, the Company’s primary sources of funds were $10.2 million of cash provided by continuing operations and proceeds from the sale of the niche telecom operations of $2.5 million. The Company also increased its borrowing under the PNC Credit Facility by $13.5 million in 2004, which was primarily utilized to repurchase Senior Notes that bear a higher interest rate. Cash and cash equivalents increased $7.6 million during the year ended December 26, 2004. Cash flows from investing activities of $439,000 and cash flows provided by operating activities of $9.8 million exceeded cash flows used in financing activities of $2.6 million.

At December 26, 2004, the Company had outstanding $51.5 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 4.9% per annum. At such date, the Company had remaining availability of $13.0 million, as defined in the agreement, under the PNC Credit Facility, which provided for borrowings of up to $75.0 million (subsequently increased to $85.0 million in February 2005) based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.

At December 26, 2004, the Company also had outstanding (i) $64.4 million principal amount of Senior Notes bearing interest at 12% per annum and (ii) $1.3 million principal amount of Convertible Notes bearing interest at 8% per annum. The Company has sought to improve its balance sheet by reducing its debt. Since the beginning of fiscal 2004, it has done so through the repurchase of $18.1 million principal amount of its Senior Notes for $15.8 million and the exchange of $6.7 million of Convertible Notes for preferred stock.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI. Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE. The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the indenture, the most significant component of which is based upon 50% of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997. Principally as a result of losses incurred by COI in fiscal 2001, 2002, 2003 and 2004, and prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture until COI generates net income of approximately $10.0 million. However, COMFORCE has approximately $1.1 million available to it at December 26, 2004 from proceeds it has generated from the sale of stock, principally upon the exercise of options and warrants. This $1.1 million may be used by COMFORCE to pay interest on the Convertible Notes or for other business purposes.

The Company has made significant progress in improving its capital structure through the elimination of long-term debt in connection with its repurchase of PIK Debentures (fully retired as of May 2003), Senior Notes and Convertible Notes. In December 2004, the Company issued 6,737 shares of its new Series 2004A Convertible Preferred Stock in exchange for $6,736,848 (including principal and accrued interest) of its Convertible Note in a transaction with the Fanning Partnership. This exchange improved the Company’s balance sheet by eliminating $6.7 million of long-term debt while maintaining, under the terms of the new 2004A Series Preferred Stock, the same common stock conversion rights as existed for the Convertible Note. Since June 2000, the Company has reduced its public debt from $138.8 million to $64.4 million. As a result, COMFORCE has reduced its annual related interest expense, when comparing 2004 to 2000, by approximately $8.5 million, including by borrowing at the lower rates available under the PNC Credit Facility to effectuate repurchases of long-term debt and by exchanging preferred stock and lower interest rate Convertible Notes for public debt.

The Company’s Series 2003A, 2003B and 2004A Preferred Stock provides for dividends of 7.5% per annum and, at December 26, 2004, there were cumulated, unpaid and undeclared dividends of $857,000 on the Series 2003A Preferred Stock, $48,000 on the Series 2003B Preferred Stock and $31,000 on the Series 2004A Preferred Stock.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for fiscal 2005. The Company was in compliance with all financial covenants under the PNC Credit Facility at the end of fiscal 2004 and expects to remain in compliance throughout fiscal 2005. In the event that the Company is unable to meet any of such covenants, it will request a modification (or waiver) of such covenants.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (R), Share Based Payment (“SFAS 123(R)”). This statement replaces SFAS No. 123, Accounting for Stock Based Compensation and supercedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all stock based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant date fair value of the stock options or other equity instruments. SFAS 123 (R) will be effective for quarterly periods beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, on a quarterly basis (see “Note 2 - Stock Compensation Plans”), it is currently evaluating the impact this statement will have on its consolidated financial statements.

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

Forward Looking Statements

Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to the following: the loss of key customers, weakness in job growth, a reduction in corporate or government spending, adverse economic conditions generally or in key industries served by the Company, or a reduction in the demand for outsourcing services generally which could heighten competition among staffing companies and negatively impact revenues and margins; the Company’s significant leverage may leave it with a diminished ability to obtain additional financing for working capital or other capital expenditures, for retiring higher interest rate debt or for otherwise improving the Company’s competitiveness and capital structure or expanding its operations; SFAS 142, which requires the Company to evaluate at least annually the recoverability of goodwill on its books, could cause the Company to write-off goodwill in future periods (in addition to the write-offs of $96.1 million (excludes $5.9 million relating to discontinued operations) in 2002 and 2003), which could have a material adverse impact on the Company’s financial condition and results of operations; or, if COI fails to generate sufficient consolidated net income in future periods or to have other funds available to upstream to COMFORCE under the restricted payments test of the Senior Notes indenture.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A portion of the Company’s borrowings are fixed rate obligations, including $64.4 million principal amount of Senior Notes bearing interest at a fixed rate of 12% per annum, and $1.3 million principal amount of Convertible Notes bearing interest at a fixed rate of 8% per annum. The estimated fair value of these debt obligations at December 26, 2004 was $63.3 million for the Senior Notes, and $2.1 million for the Convertible Notes. Management of the Company does not believe that a 10% increase in interest rates would have a material impact on the fair value of these fixed rate obligations. Borrowings under the PNC Credit Facility aggregating $51.5 million at December 26, 2004 are at variable interest rates and interest expense will be impacted by changes in interest rates generally prevailing in the United States and internationally. Assuming an immediate 10% increase in the weighted average interest rate of 4.93%, the impact to the Company in annualized interest payable would be approximately $254,000. The Company has not entered into any swap agreements or other hedging transactions as a means of limiting exposure to interest rate fluctuations.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 25, 2005 and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 25, 2005 and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 25, 2005 and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 25, 2005 and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 25, 2005 and is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

1.	Financial Statements as listed on page F-1.

2.	Financial Statement Schedules as listed on page F-1.

3.	Exhibits as listed on the Exhibit Index.

(b) Reports on Form 8-K.

The Company filed a current report on Form 8-K on November 5, 2004 to furnish its press release reporting results for the quarter ended September 26, 2004. The Company also filed a current report on Form 8-K on December 13, 2004 to report the exchange of $6,736,848 (including principal and accrued interest) of its 8.0% Subordinated Convertible Note due December 2, 2009 for shares of its new Series 2004A Convertible Preferred Stock.

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

Date: March 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ John C. Fanning John C. Fanning	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2005

/s/ Harry V. Maccarrone Harry V. Maccarrone	Executive Vice President and Director (Principal Financial and Accounting Officer)	March 24, 2005

/s/ Rosemary Maniscalco Rosemary Maniscalco	Vice Chairman and Director	March 24, 2005

/s/ Daniel Raynor Daniel Raynor	Director	March 24, 2005

/s/ Gordon Robinett Gordon Robinett	Director	March 24, 2005

/s/ Kenneth J. Daley Kenneth J. Daley	Director	March 24, 2005

/s/ Pierce J. Flynn Pierce J. Flynn	Director	March 24, 2005

COMFORCE CORPORATION AND SUBSIDIARIES

Table of Contents

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 26, 2004 and December 28, 2003	F-3

Consolidated Statements of Operations for the fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002	F-4

Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Income (Loss) for the fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002	F-5

Consolidated Statements of Cash Flows for the fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002	F-6

Notes to Consolidated Financial Statements	F-8

Schedule:

Schedule II — Valuation and Qualifying Accounts	F-31

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

COMFORCE Corporation:

We have audited the accompanying consolidated balance sheets of COMFORCE Corporation and subsidiaries as of December 26, 2004 and December 28, 2003, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income (loss), and cash flows for each of the fiscal years in the three year period ended December 26, 2004. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for each of the fiscal years in the three year period ended December 26, 2004 as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMFORCE Corporation and subsidiaries as of December 26, 2004 and December 28, 2003, and the results of their operations and their cash flows for each of the fiscal years in the three year period ended December 26, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the fiscal years in the three year period ended December 26, 2004 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

Melville, New York

March 15, 2005

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 26, 2004 and December 28, 2003

(in thousands, except share and per share amounts)

	December 26, 2004	December 28, 2003
Assets

Current assets:
Cash and cash equivalents	$15,233	7,598
Accounts receivable, less allowance of $427 and $377 in 2004 and 2003, respectively	64,421	52,378
Funding and service fees receivable, less allowance of $615 and $515 in 2004 and 2003, respectively	21,822	23,726
Prepaid expenses and other current assets	3,676	4,026
Deferred income taxes, net	2,404	1,733

Total current assets	107,556	89,461

Deferred income taxes, net	1,281	1,695
Property and equipment, net	6,293	8,499
Intangible assets, net	81	132
Goodwill, net	32,073	32,242
Deferred financing costs, net	1,464	2,284

Total assets	$148,748	134,313

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$4,325	2,757
Accrued expenses	57,025	42,127

Total current liabilities	61,350	44,884

Long-term debt	117,227	127,960
Other liabilities	6	93

Total liabilities	178,583	172,937

Commitments and contingencies

Stockholders’deficit:
Common stock, $.01 par value; 100,000,000 shares authorized, 16,689,496 and 16,659,397 shares issued and outstanding in 2004 and 2003, respectively	167	167
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized, 6,148 shares issued and outstanding in 2004 and 2003, with an aggregate liquidation preference of $7,005 at December 26, 2004	4,304	4,304
Series 2003B, 3,500 shares authorized, 513 shares issued and outstanding in 2004 and 2003, with an aggregate liquidation preference of $561 at December 26, 2004	513	513
Series 2004A, 15,000 shares authorized, 6,737 shares issued and outstanding in 2004, with an aggregate liquidation preference of $6,768 at December 26, 2004	10,264	—
Additional paid-in capital	47,193	50,501
Accumulated other comprehensive income	153	76
Accumulated Deficit, since January 1, 1996 (note 1)	(92,429)	(94,185)

Total stockholders’ deficit	(29,835)	(38,624)

Total liabilities and stockholders’ deficit	$148,748	134,313

See accompanying notes to consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002

(in thousands, except per share amounts)

	December 26, 2004	December 28, 2003	December 29, 2002
Net sales of services	$480,887	369,982	365,817

Costs and expenses:
Cost of services	408,850	308,840	300,333
Selling, general and administrative expenses	53,755	47,517	51,436
Goodwill impairment	—	24,500	16,600
Depreciation and amortization	4,219	4,220	3,981

Total costs and expenses	466,824	385,077	372,350

Operating income (loss)	14,063	(15,095)	(6,533)

Other income (expense):
Interest expense	(12,338)	(13,931)	(16,007)
Gain on debt extinguishment	1,999	9,582	—
Write-off of deferred financing costs	—	(431)	—
Other income, net	110	637	27

	(10,229)	(4,143)	(15,980)

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	3,834	(19,238)	(22,513)
Provision (benefit) for income taxes	2,058	571	(2,796)

Income (loss) from continuing operations before a cumulative effect of a change in accounting principle	1,776	(19,809)	(19,717)

Loss from discontinued operations, net of tax benefit of $13 in 2004 and a tax provision of $54 and $654 in 2003 and 2002, respectively	(20)	(3,427)	(1,530)

Cumulative effect of a change in accounting principle - goodwill impairment, net of tax benefit of $2,200	—	—	(52,800)

Net income (loss)	$1,756	(23,236)	(74,047)

Dividends on preferred stock	530	672	—

Net income (loss) available to common stockholders	$1,226	(23,908)	(74,047)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.07	(1.23)	(1.19)
Loss from discontinued operations	—	(0.21)	(0.09)
Cumulative effect of a change in accounting principle - goodwill impairment	—	—	(3.17)

Net income (loss)	$0.07	(1.44)	(4.45)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.07	(1.23)	(1.19)
Loss from discontinued operations	—	(0.21)	(0.09)
Cumulative effect of a change in accounting principle - goodwill impairment	—	—	(3.17)

Net income (loss)	$0.07	(1.44)	(4.45)

Weighted average common shares outstanding, basic	16,675	16,659	16,659

Weighted average common shares outstanding, diluted	18,122	16,659	16,659

See accompanying notes to consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ (Deficit) Equity and Comprehensive Income (Loss)

Fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002

(in thousands, except share amounts)

	Common stock		Preferred stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total stock- holders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 30, 2001	16,659,173	$167	—	$—	49,581	$(309)	$3,098	$52,537

Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(74,047)	(74,047)
Foreign currency translation adjustment	—	—	—	—	—	262	—	262

Total comprehensive loss								(73,785)
Issuance of common stock	187	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	7	—	—	7

Balance at December 29, 2002	16,659,360	167	—	—	49,588	(47)	(70,949)	(21,241)

Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(23,236)	(23,236)
Foreign currency translation adjustment	—	—	—	—	—	123	—	123

Total comprehensive loss								(23,113)
Issuance of common stock	37	—	—	—	—	—	—	—
Issuance of preferred stock
Series 2003A	—	—	6,148	4,304		—	—	4,304
Series 2003B			513	513				513
Capital contribution	—	—	—	—	913	—	—	913

Balance at December 28, 2003	16,659,397	167	6,661	4,817	50,501	76	(94,185)	(38,624)

Comprehensive income :
Net income	—	—	—	—	—	—	1,756	1,756
Foreign currency translation adjustment	—	—	—	—	—	77	—	77

Total comprehensive income								1,833
Exercise of stock options	30,000	—	—	—	37	—	—	37
Issuance of common stock	99	—	—	—	1	—	—	1
Issuance of Series 2004A preferred stock	—	—	6,737	10,264	(3,527)	—	—	6,737
Beneficial conversion feature attibutable to 8% Notes	—	—	—	—	181	—	—	181

Balance at December 26, 2004	16,689,496	$167	13,398	$15,081	$47,193	$153	$(92,429)	$(29,835)

See accompanying notes to consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002

(in thousands)

	December 26, 2004	December 28, 2003	December 29, 2002
Cash flows from operating activities:
Net income (loss)	$1,756	(23,236)	(74,047)
Loss from discontinued operations	20

	$1,776
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,168	4,181	3,934
Amortization of intangible assets	51	66	66
Amortization of deferred financing costs	747	679	867
Write-off of deferred financing costs	—	431	—
Provision for bad debts	38	36	556
Cumulative effect adjustment for goodwill impairment	—	—	55,000
Goodwill impairment	—	28,000	19,000
Deferred income tax expense	(221)	(1,731)	(2,278)
Interest expense paid through issuance of Convertible Notes	605	636	2,279
Gain on sale of fixed assets	—	—	(156)
Gain on repurchase of Senior Notes	(1,999)	(1,791)	—
Gain on repurchase of PIK Debentures	—	(7,791)	—
Changes in assets and liabilities, net of the effects of dispositions of businesses:
Accounts, funding and service fees receivables	(12,607)	(2,408)	6,626
Prepaid expenses and other current assets	133	(477)	443
Income taxes receivable	(51)	2,842	(1,601)
Accounts payable and accrued expenses	17,596	3,865	8,883

Net cash provided by continuing operations	10,236	3,302	19,572
Net cash used in discontinued operations	(425)

Net cash provided by operating activities	9,811	3,302	19,572

Cash flows from investing activities:
Purchases of property and equipment	(2,034)	(1,000)	(2,812)
Payments of contingent consideration	—	—	(323)
Disposal of fixed assets	—	—	434
Cash proceeds from sale of niche telecom operations, net of cash transferred	2,473	—	—

Net cash provided by (used in) investing activities	439	(1,000)	(2,701)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit agreements	13,478	3,040	(14,220)
Repurchases of Senior Notes and PIK debentures	(15,811)	(2,692)	—
Debt financing costs	(27)	(1,153)	(136)
Proceeds from exercise of stock options	37
Net repayments under capital lease obligations	(292)	(277)	(204)

Net cash used in financing activities	(2,615)	(1,082)	(14,560)

Increase in cash and cash equivalents	7,635	1,220	2,311

Cash and cash equivalents, beginning of fiscal year	7,598	6,378	4,067

Cash and cash equivalents, end of fiscal year	$15,233	7,598	6,378

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002

(in thousands)

	December 26, 2004	December 28, 2003	December 29, 2002
			(Continued)
Supplemental cash flow information:
Cash paid during the fiscal year for:
Interest	$9,673	11,798	12,851
Income taxes	1,093	994	438

Supplemental schedule of significant non-cash investing and financing activities:
Exchange of 8% Subordinated Convertible Notes and $11 of accrued interest for the issuance of 2004A Convertible Preferred Stock	$6,737	—	—
Issuance of 2003A Convertible Preferred Stock in exchange for PIK Debentures	—	4,304	—
Issuance of 2003B Convertible Preferred Stock in exchange for 8% Subordinated Convertible Notes	—	513	—
Contribution of capital as a result of the exchange of 8% Subordinated Convertible Notes	—	913	—
Capital lease obligations incurred for the purchase of new equipment	51	68	422

See accompanying notes to consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

(1)	Basis of Presentation

COMFORCE Corporation (“COMFORCE” or the “Company”) is a provider of specialty staffing, consulting and outsourcing services primarily to Fortune 1000 companies and other large employers for their healthcare support, technical and engineering, information technology, telecommunications and other staffing services. The Company’s outsourced enterprise staffing management services enable its customers to consolidate, automate and manage staffing, compliance and oversight processes for their contingent workforce, including independent contractors, temporary workers, consultants, freelancers and, in some cases, returning retirees. The Company also offers services for the selection, procurement, management and tracking of the contingent workforce.

COMFORCE Operating, Inc. (“COI”), a wholly-owned subsidiary of COMFORCE, was formed for the purpose of facilitating certain financing transactions in November 1997. Unless the context otherwise requires, the term “Company” refers to COMFORCE, COI and all of their wholly-owned direct and indirect subsidiaries.

Effective January 1, 1996, the Company effected a quasi-reorganization through the application of $93,847,000 of its $95,993,000 additional paid-in capital account to eliminate its then accumulated deficit. The Company’s Board of Directors decided to effect a quasi-reorganization because the Company achieved profitability following its entry into the technical staffing business and discontinuation of its unprofitable jewelry business.

(2)	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year consists of the 52 or 53 weeks ending on the last Sunday in December. The Company’s most recently completed fiscal year ended on December 26, 2004. Fiscal years 2004, 2003 and 2002 contain 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of COMFORCE, COI and their subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company provides supplemental staff to its customers under arrangements that typically require the supervision of the customers’ management for a period of time. In these arrangements, the Company is solely responsible for employees engaged to provide services to a customer. The Company is the sole employer of record, pays the employees’ wages, pays unemployment taxes and workers compensation insurance premiums, provides health insurance and other benefits and is responsible for paying all related taxes. The Company enters into service agreements with its customers, negotiates the terms of the services, including pricing, and bears the credit risk relative to customer payments. The Company bills its customers for these services with payment due upon receipt of the invoice. Revenue under these arrangements is recognized upon the performance of the service by the Company’s employees. The associated payroll costs are recorded as cost of sales. There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligations once the services are rendered by the employee.

The Company’s contingent staffing management services enable customers to manage the selection, procurement and supervision of contingent staffing suppliers through a single consolidated interface, the

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

Company’s WAND software, and include providing Company operating and support personnel to assist customers. The Company does not sell or license its software to customers, but rather utilizes it in connection with providing services. Consultant consolidation services, provided as a component of contingent staffing management services, comprise the management of invoicing for a customer’s multiple services providers that results in the consolidation of invoices for all of a customer’s individual staffing vendors. The Company recognizes revenue for the amount of its fees for these services, which are calculated as a percentage of the gross billings to customers from the contingent staffing suppliers, as the services are performed. The Company invoices its customers for its fees and the billings from the contingent staffing suppliers, which are reflected in accounts receivable as there is no right of offset with the liabilities for amounts due the contingent staffing suppliers.

A portion of the Company’s revenue is attributable to license agreements. Under the terms of such license agreements, the Company is fully responsible for the payment of the employees. The Company submits all invoices for services performed to the customers and they are required to remit their payments for services performed directly to the Company. The Company includes these revenues and related direct costs in its net sales of services and cost of services on a gross basis. The net distribution to the licensee is based on a percentage of gross profit generated. The net distributions to licensees included in selling, general and administrative expenses for the fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002 were approximately $3,052,000, $2,991,000 and $2,835,000, respectively.

The Company provides back office support to unaffiliated independently owned staffing companies. These arrangements typically require the Company to process the payrolls and invoicing for these unaffiliated staffing companies through the use of the Company’s information technology system. In return, these unaffiliated staffing companies (the Company’s customers) pay the Company a fixed percentage of the weekly billings it processed for them. Payment of the Company’s fees is due upon the completion of the processing of weekly payrolls and invoicing. Revenue is recognized over the period as the Company performs these services for the amount of the fixed fee the Company receives as stipulated in the applicable contract. There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligations once the services are rendered.

The Company also provides funding services to unaffiliated independently owned staffing companies. These arrangements typically require the Company to advance funds to these unaffiliated staffing companies (the Company’s customers) in exchange for the receivables related to invoices remitted to their clients for services performed during the prior week. The advances are repaid through the remittance of payments of receivables by their clients directly to the Company. The Company withholds from these advances an administrative fee and other charges as well as the amount of receivables relating to prior advances that remain unpaid after a specified number of days. These administrative fees and other charges are recognized as revenue when earned. There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligations once the services are rendered.

In accordance with Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred, reimbursements received by the Company for out-of-pocket expenses are characterized as revenue.

Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents of $15,233,000 and $7,598,000 at December 26, 2004 and December 28, 2003, respectively, consist primarily of money market funds.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

Property and Equipment

Property and equipment are carried at cost. Depreciation is provided primarily on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the life of the lease or of the improvement. Maintenance and repairs are charged to expense as incurred and improvements that extend the useful life of the related asset are capitalized. The Company capitalizes its internal costs related to the development of software for internal use under the provisions of SOP 98-1, which are amortized over the estimated life of the software of approximately three years.

If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition in accordance with the Financial Accounting Standards Board (“FASB”) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). If the sum of the expected undiscounted future cash flows is less than the carrying amount of the long-lived asset, an impairment loss is recognized for the difference between the fair value and carrying value of the asset.

Goodwill

During June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which prohibits the amortization of goodwill or identifiable intangible assets with an indefinite life, which the Company adopted on December 31, 2001. SFAS 142 also requires a goodwill impairment review to be performed at least annually by applying a fair-value-based test at the reporting unit level. The Company’s reporting units represent the operations of each of the segments that the Company reports. The first step in this test is to compare each reporting unit’s estimated fair value to its carrying value. If the reporting unit’s estimated fair value is in excess of its carrying value, the test is complete and no impairment is recorded. However, if the reporting unit’s estimated fair value is less than its carrying value, additional procedures are performed to determine if any impairment of goodwill exists. Upon the adoption of SFAS 142, the Company has recorded an impairment charge of $52.8 million net of tax, as a cumulative effect of a change in accounting principle during the first quarter of 2002 and also recorded goodwill impairment charges of $16.6 million during the fourth quarter of 2002 and $24.5 million during the third quarter of 2003 (see note 4). Such amounts excluded additional goodwill impairment charges of $2.4 million and $3.5 million in 2002 and 2003, respectively, related to the Company’s sold niche telecom operations (see note 19), which are included in loss from discontinued operations in the statements of operations.

Prior to adoption of SFAS 142, goodwill was amortized on a straight-line basis over its useful life of 40 years.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those differences are expected to be recovered or settled. The Company records a valuation allowance against deferred tax assets for which realization of the asset is not likely.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates involved are the collectibility of receivables, the fair value of goodwill, the recoverability of long-lived assets and deferred tax assets, accrued workers compensation liabilities and the assessment of litigation and contingencies. Actual results could differ from those estimates.

Fair Values of Financial Instruments

Cash equivalents, accounts receivable, funding and service fees receivable, accounts payable and accrued expenses are reflected in the financial statements at book value which is believed to represent fair value due to the short-term maturity of these financial instruments. The carrying values of the Company’s revolving line of credit obligations approximate its fair value since the interest rate fluctuates with market changes in interest rates.

The Company’s fixed rate debt obligations are traded infrequently, and their fair value may fluctuate significantly due to changes in the demand for securities of their type, the overall level of interest rates, conditions in the high yield capital markets, and perceptions as to the Company’s condition and prospects. After giving consideration to similar debt issues, indicated bid levels, and other market information, the Company believes that the approximate fair values of its outstanding debt instruments at December 26, 2004 were: (i) $63.3 million for COI’s 12% Senior Notes due 2007 in the outstanding principal amount of $64.4 million, and (ii) $2.1 million for COMFORCE’s 8% Convertible Subordinated Note in the outstanding principal amount of $1.3 million.

Deferred Financing Costs

Deferred financing costs consist of costs associated with the issuance of the Company’s long-term debt. Such costs are amortized on a straight-line basis over the life of the related debt, which ranges from 3 to 12 years, and unamortized costs are fully expensed upon discharge of any financing. Upon the repayment and termination in June 2003 of the Company’s prior revolving credit facility with other institutional lenders, $431,000 in unamortized financing costs related thereto were expensed (see note 8). The Company wrote-off deferred financing costs of $280,000 in fiscal 2004 and $319,000 in fiscal 2003 relating to the early extinguishment of debt (see note 8), which are included in gain on debt extinguishment in the statements of operations. In addition, $186,000 of deferred financing costs were written off in 2004 related to the exchange of debt for preferred stock.

Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed assuming the exercise of stock options and warrants with exercise prices less than the average market value of the common stock during the period, and the conversion of convertible debt and preferred stock into common stock, if dilutive.

Foreign Currency

Assets and liabilities of the foreign subsidiary are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates during the fiscal year. As a result, the translation adjustments are accumulated in a separate component of stockholders’ deficit.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

Accrued Workers Compensation Liability

Workers compensation benefits are provided primarily under a self-insured plan for employees of the Company. The Company records its estimate of the ultimate cost of, and liabilities for, workers compensation based on actuarial computations using the Company’s loss history as well as industry statistics. In determining its liabilities, the Company includes amounts for estimated claims incurred but not reported.

The ultimate cost of workers compensation will depend on actual costs incurred to settle the claims and may differ from the liabilities established by the Company for those claims. Accruals for workers compensation claims are included in accrued expenses in the consolidated balance sheets.

Stock Compensation Plans

The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized in the statements of operations for option grants to any employees, officers or directors as the exercise prices of all options granted equaled or exceeded the market value of the common stock on the grant date. Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method in SFAS Statement 123, Accounting for Stock-Based Payment, the Company’s net income (loss) and net income (loss) per share would have been the following pro forma amounts indicated below:

	Fiscal Year Ended
	December 26, 2004	December 28, 2003	December 29, 2002
Net income (loss) available to common shareholders as reported	$1,226	$(23,908)	$(74,047)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	26	33	137

Pro forma income (loss)	$1,200	$(23,941)	$(74,184)

Income (loss) per share:
As reported:
Basic	$(0.07)	$(1.44)	$(4.45)
Diluted	(0.07)	(1.44)	(4.45)
Pro forma:
Basic	(0.07)	(1.44)	(4.45)
Diluted	(0.07)	(1.44)	(4.45)

The per share weighted-average fair value of each option granted on the date of grant was $0.83 in fiscal 2004; $0.19 in fiscal 2003; and $0.21 in fiscal 2002, in each case using the Black-Scholes options pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 35.3% for fiscal 2004, 45.4% for fiscal 2003 and 45.6% for fiscal 2002; risk-free weighted interest rates of 4.01% for fiscal 2004, 3.42% for fiscal 2003 and 3.85% for fiscal 2002; and expected lives ranging from three to five years.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (R), Share Based Payment (“SFAS 123(R)”). This statement replaces SFAS No. 123, Accounting for Stock Based Compensation and supercedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all stock based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant date fair value of the stock options or other equity instruments. SFAS 123 (R) will be effective for quarterly periods beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, on a quarterly basis (see “Note 2 - Stock Compensation Plans”), it is currently evaluating the impact this statement will have on its consolidated financial statements.

(3)	Property and Equipment

Property and equipment as of December 26, 2004 and December 28, 2003 consisted of (in thousands):

	Estimated useful lives in years	2004	2003
Computer equipment and related software	3-7	$20,173	$21,064
Furniture, fixtures and vehicles	3-7	3,082	3,054
Leasehold improvements	3-7	692	710

		23,947	24,828
Less accumulated depreciation and amortization		(17,654)	(16,329)

		$6,293	$8,499

Depreciation and amortization expense was $4,168,000, $4,181,000 and $3,934,000 for the fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002, respectively.

(4)	Goodwill

The Company is required to test goodwill for impairment in accordance with the provisions of SFAS 142 as of the end of each fiscal year or earlier during each fiscal year as circumstances require. The Company evaluated the recoverability of its recorded goodwill under the standards of SFAS 142 at its adoption in the first quarter of 2002, in the fourth quarter of 2002, in the third and fourth quarters of 2003 and again in the fourth quarter of 2004. In each instance, the Company engaged an independent firm to assist management in its determination of the fair values of its reporting units. In its determination of the fair values, the firm engaged by the Company primarily utilized a discounted cash flow analysis as well as various other valuation approaches, including (a) recent values paid by investors and purchasers of companies in businesses similar to that of the Company, (b) capitalization multiples of companies with investment characteristics resembling those of the reporting units, (c) the enterprise value of the Company, and (d) asset and liability structure.

Significant assumptions used in this analysis included (i) expected future revenue growth rates, operating unit profit margins, and working capital levels, (ii) a discount rate, and (iii) a terminal value multiple. The revenue growth rates, working capital levels and operating unit profit margins are based on management’s expectation of future results. The Company’s operating results in 2002 and 2003, including the results of its more specialized services, were negatively impacted by general economic conditions. Based on management’s assessment of the circumstances that caused such impact and considering the independent valuation firm’s findings, the Company recognized the following impairment losses: In the first quarter of

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

2002, the Company recognized an impairment loss of $55.0 million ($43.7 million for Staff Augmentation, $9.4 million for Financial Outsourcing Services and $1.9 million for Human Capital Management Services) as a cumulative effect of a change in accounting principle in the accompanying financial statements. In the fourth quarter of 2002, the Company recognized an additional impairment loss of $19.0 million, of which $2.4 million is included in loss from discontinued operations, relating to the Staff Augmentation segment due to the Company’s failure to meet previous growth expectations in the Staff Augmentation segment. In the third quarter of 2003, the Company recognized an impairment loss of $28.0 million, of which $3.5 million is included in loss from discontinued operations, due to the Company’s then continuing inability to meet previous growth expectations in the Staff Augmentation segment. The Company also performed its annual testing for goodwill impairment in the fourth quarters of fiscal 2003 and 2004 and determined that no additional write-offs were required to be taken.

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

The changes in the carrying amount of goodwill by reporting unit for the three fiscal years ended December 26, 2004 is as follows (in thousands):

	Staff Augmentation	Human Capital Management	Financial Outsourcing	Total
Balance as of December 30, 2001	$113,783	$11,100	$9,400	$134,283
Goodwill acquired during year	223	—	—	223
Impairment losses	(62,700)	(1,900)	(9,400)	(74,000)
Amounts reclassified to intangible assets, net	(264)	—	—	(264)

Balance as of December 29, 2002	$51,042	$9,200	$—	$60,242
Impairment losses	(28,000)	—	—	(28,000)

Balance at December 28, 2003	$23,042	$9,200	$—	$32,242
Goodwill associated with the niche telecom operations sold in 2004	(169)	—	—	(169)

Balance as of December 26, 2004	$22,873	$9,200	$—	$32,073

(5)	Intangible Assets

The Company adopted the provisions of SFAS 141 and SFAS 142 as of the beginning of fiscal year 2002. It had evaluated its existing intangible assets and goodwill that were acquired in prior purchase business combinations and reclassified $264,000 net carrying value of goodwill to intangible assets in order to conform to the criteria in SFAS 141 for recognition of intangible assets apart from goodwill. The Company has reassessed the useful lives and residual values of the intangible assets acquired, and has determined that no amortization period adjustments were necessary.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

The intangible assets with definite useful lives are comprised of covenants not to compete, which are being amortized over 8 to 10 years with a gross carrying amount of $358,000 and accumulated amortization of $277,000 as of December 26, 2004. The amortization expense for the fiscal year ended December 26, 2004 was $51,000. Future amortization expense is as follows (in thousands):

For fiscal year ended December 25, 2005	$41
For fiscal year ended December 31, 2006	20
For each of the fiscal years ended December 30, 2007 through December 26, 2010	5

(6)	Accrued Expenses

Accrued expenses as of December 26, 2004 and December 28, 2003 consisted of (in thousands):

	2004	2003
Payroll and payroll taxes	$40,389	25,188
Vacation/retirement plan	1,754	2,506
Income taxes payable	7,100	5,877
Commissions	1,332	926
Interest	1,089	967
Other	5,361	6,663

	$57,025	42,127

(7)	Income Taxes

Income tax expense (benefit) for the years ended December 26, 2004, December 28, 2003 and December 29, 2002 was allocated as follows (in thousands):

	2004	2003	2002
Income from continuing operations	$2,058	571	(2,796)
Discontinued operations	(13)	54	647
Cumulative effect of a change in accounting principle	—	—	(2,200)

	$2,045	625	(4,349)

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

The provision for (recovery of) income taxes relating to continuing operations for the years ended December 26, 2004, December 28, 2003 and December 29, 2002 consisted of (in thousands):

	2004	2003	2002
Current:
Federal	$1,774	1,769	(2,670)
State	505	533	(47)

Total current	$2,279	2,302	(2,717)

Deferred:
Federal	(309)	(1,438)	395
State	88	(293)	(474)

Total deferred	(221)	(1,731)	(79)

Total tax expense	$2,058	571	(2,796)

Total income tax expense (benefit) relating to continuing operations differed from income taxes at the statutory federal income tax rate of 34% as a result of the following items (in thousands):

	2004	2003	2002
Income taxes at statutory federal tax rate of 34.0%	$1,303	(6,541)	(7,654)
State and local taxes, net of federal tax	436	158	(344)
Change in deferred tax rates and estimates used	(44)	(71)	(4)
Non-deductible goodwill impairment charges	—	5,882	4,827
Other non-deductible expenses	363	262	379
Payment of prior year liability	—	881	—

Income tax expense (benefit)	$2,058	571	(2,796)

The components of deferred tax assets and deferred tax liabilities at December 26, 2004 and December 28, 2003 (in thousands) are as follows:

	2004	2003
Deferred tax assets:
Receivable allowances	$409	333
Excess book amortization expense	2,559	3,040
Accrued liabilities and other	2,174	1,785
Tax benefit of capital loss carryforward	2,265	—
Tax benefit of state NOL carryforwards, net of federal benefit	503	752

	7,910	5,910
Less valuation allowance	(2,430)	(165)

Total deferred tax assets	$5,480	5,745

Deferred tax liabilities:
Excess tax depreciation	1,785	2,317
Other	10	—

Total deferred tax liabilities	1,795	2,317

Net deferred tax asset	$3,685	3,428

At December 26, 2004, the Company has available $763,000 of state tax benefits from state net operating losses which are required under various state laws to be carried forward to future years. These tax benefits are available to offset future state income tax and expire in the tax years indicated below (in thousands).

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

Year	Tax Benefit
2005	$(1)
2006	(8)
2007	(24)
2008	(49)
2009	(9)
2010-2024	(672)

TOTAL	$(763)

As of December 26, 2004, the Company has available $2,265,000 of federal and state tax benefits from a capital loss carryforward generated when the Company sold a portion of its Telecom division in the first quarter of 2004. This capital loss, the benefit of which can only be used to the extent of future capital gains, has been carried forward as required under federal and state tax laws to future years and will expire on December 31, 2009.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income, the ability to carryback future losses to recover income taxes paid, and tax planning strategies which could be implemented. The Company has recorded a valuation allowance of $165,000 at December 26, 2004 and December 28, 2003 for net operating loss carryforwards for certain states where management believes these loss carryforwards will expire unused. During 2004, the Company established a valuation allowance for the entire tax benefit of the capital loss carryforward of $2,265,000. Therefore, the total deferred tax asset valuation allowance at December 26, 2004 has been increased to $2,430,000.

Based on the Company’s ability to carry back future reversals of deferred tax assets to taxes paid in current and prior years and the Company’s historical taxable income, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing at December 26, 2004. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company will generate net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future. The amount of the deferred tax asset considered realizable could be reduced. In order to fully realize the net deferred tax assets, the Company will need to generate future taxable income of approximately $9,400,000.

(8)	Debt

Long-term debt at December 26, 2004 and December 28, 2003 consisted of (in thousands):

	December 26, 2004	December 28, 2003
12% Senior Notes, due 2007	$64,410	82,500
8% Subordinated Convertible Note, due 2009	1,299	7,420
Revolving line of credit, due June 24, 2007, with interest payable at prime and LIBOR plus 2.75% with a weighted average rate of 4.93% at December 26, 2004, and 3.93% at December 28, 2003	51,518	38,040

Total long-term debt	$117,227	127,960

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

Required principal payments of long-term debt are as follows (in thousands):

2007	$115,928
2009	1,299

Total	$117,227

PNC Credit Facility: In June 2003, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, entered into a Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”) and other financial institutions participating as lenders to provide for a revolving credit facility with available borrowings based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions and limited to $75.0 million (subsequently increased to $85.0 million in February 2005). At closing, the Company borrowed $32.7 million to repay the Company’s then existing revolving credit facility, which was thereupon terminated. The Company wrote-off approximately $431,000 of deferred financing costs in the second quarter of 2003 in connection with the early retirement of the Company’s former revolving credit facility. At December 26, 2004, the Company had remaining availability, as defined in the agreement, of $13.0 million under the PNC Credit Facility.

Borrowings under the PNC Credit Facility bear interest, at the Company’s option, at a per annum rate equal to (1) the greater of the federal funds rate plus 0.5% or the base commercial lending rate of PNC as announced from time to time, or (2) LIBOR plus a margin ranging from 2.5% if the Company’s fixed charges coverage ratio is greater than 1.30:1 to 3.0% if this ratio is 1.05:1 (with the margin having been 2.75% on borrowings from June 2003 through the end of fiscal 2004). The agreement provides for a commitment fee of 0.375% of the unused portion. The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The agreements evidencing the PNC Credit Facility contain various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The maturity date of the PNC Credit Facility is June 24, 2007. The Company was in compliance with all financial covenants under the PNC Credit Facility at December 26, 2004.

Effective September 29, 2004 the PNC Credit Facility was amended to increase the Company’s flexibility to draw funds under the PNC Credit Facility to repurchase its 12% Senior Notes due December 1, 2007 (the “Senior Notes”). As amended, the Company is permitted to repurchase or prepay Senior Notes so long as the remaining availability under the PNC Credit Facility, as defined in the agreement, is at least $7.5 million for the specified measurement period. Prior to this amendment, remaining availability was required to be at least $10.0 million. In addition, the annual $15.0 million limit on repurchases of Senior Notes has been modified to permit the carryover from any prior calendar year of any unused portion of this amount, so long as the other criteria for borrowing are then satisfied.

As of December 26, 2004, the Company had outstanding $5.1 million of standby letters of credit.

Senior Notes: In June and December 2003, the Company repurchased an aggregate $4.5 million principal amount of its Senior Notes for $2.6 million in transactions with unrelated parties resulting in a gain on debt extinguishment of $1.8 million, which includes the reduction of approximately $79,000 of deferred financing costs.

In February, March, September and October 2004, the Company repurchased an aggregate of $18.1 million principal amount of its Senior Notes for $15.8 million in transactions with unrelated parties. As a result of these repurchases, the Company recognized a gain on debt extinguishment of $2.0 million in 2004, including a reduction of $280,000 of deferred financing costs.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

The indenture governing the Senior Notes contains a number of significant restrictions and covenants that require the Company to ensure among other things that:

•	the Company does not grant a security interest in its assets or incur indebtedness, except indebtedness incurred in accordance with the indenture, which permits indebtedness subordinated to and due later than the Senior Notes and that meets other conditions in the indenture, indebtedness on a parity with the Senior Notes meeting specified conditions in the indenture, renewals or replacements of any bank credit facility, capital lease obligations, securitization transactions, indebtedness within specified dollar limitations and other exceptions;

•	the Company does not sell or dispose of its assets except in accordance with the covenants and conditions in the indenture, or issue shares of its capital stock except in accordance with the covenants and conditions in the indenture;

•	the net proceeds from any permitted sale of the Company’s capital stock or its assets are applied to repay any bank credit facility, or, if not required by the lender or such net proceeds are not reinvested in other assets, to redeem Senior Notes or applied for other specified proper purposes;

•	the Company does not enter into transactions with affiliates other than in accordance with the indenture; and

•	the Company does not invest in other businesses or engage in other business activities unless permitted under the indenture.

Convertible Note: The Company’s 8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”) is convertible into common stock at $1.70 per share.

In September 2003, the Company issued 513 shares of its Series 2003B Preferred Stock having an aggregate face amount and fair value of $513,000 in exchange for $2.0 million principal amount of the Convertible Note, plus accrued interest, in a transaction with Fanning CPD Assets, LP, a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest (the “Fanning Partnership”). The Series 2003B Preferred Stock is convertible into common stock at $0.54 per share. The consideration paid to the Fanning Partnership in September 2003 for the principal amount of the Convertible Note exchanged in this transaction was substantially less than the consideration the Fanning Partnership had paid for the securities it had previously exchanged for the Convertible Note. As a result of this transaction, in the third fiscal quarter of 2003, the Company recorded a contribution to capital of $913,000, net of taxes, in lieu of recognizing a gain on the extinguishment of debt.

On December 8, 2004, the Company issued 6,737 shares of its new Series 2004A Convertible Preferred Stock in exchange for $6,726,385 of its Convertible Note, plus accrued interest of $10,463, in a transaction with the Fanning Partnership. This exchange eliminated $6.7 million of long-term debt while maintaining, under the terms of the 2004A Series Preferred Stock, the same common stock conversion rights as existed for the Convertible Note. As part of the transaction, the Convertible Note was restated at the principal amount of $1,299,402, and the terms were modified to permit the Company to pay interest in cash or kind, at its election, for the balance of the term of the Convertible Note. Under the terms of the Convertible Note prior to this amendment, interest was to be payable only in cash beginning with the interest payment due on June 1, 2005. The debt service costs associated with the Convertible Notes were satisfied through issuance of new Convertible Notes through December 1, 2004. During 2004, $605,000 of the Convertible Notes were issued at a conversion rate of $1.70 per share of common stock for payment of interest, which resulted in a beneficial conversion feature of $180,000 that increased deferred financing costs and paid-in capital. The Convertible Note may be prepaid in whole or in part, provided that the market value of the Company’s

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

common stock exceeds $2.13 for a specified period of time and, for any prepayment prior to November 30, 2006, a prepayment premium must be paid of 2%, which decreases to 1% on December 1, 2005. Upon notice of prepayment, the holder has 10 days to convert the Convertible Notes.

PIK Debentures: As of December 26, 2004 and December 28, 2003, there were no PIK Debentures outstanding. In February 2003, the Company issued $6.1 million face amount of its Series 2003A Preferred Stock having a fair value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures (including accrued interest) from the Fanning Partnership. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction. The Company also repurchased additional PIK Debentures in the amount of $59,000 (including accrued but unpaid interest) from unrelated parties for a cash payment of $21,000. As a result of these transactions, the Company recognized a gain on debt extinguishment of $7.8 million, which includes the reduction of approximately $240,000 of deferred financing costs, in the first quarter of 2003. In May 2003, principally in order to eliminate the costs associated with the administration of the PIK Debentures, the Company redeemed the remaining $42,000 of PIK Debentures in accordance with the procedures set forth in the indenture. The related party transactions were treated as gains on the extinguishment of debt and not as contributions to capital since the related party purchased the PIK Debentures (it exchanged for Series 2003A Preferred Stock) from unrelated parties at a discount and the Company received the benefits of this pricing in its transactions with the related party.

(9)	Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed assuming the exercise of stock options and warrants with exercise prices less than the average market value of the common stock during the period and the conversion of convertible debt and preferred stock into common stock to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for the basic and diluted income (loss) per share computations (in thousands):

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

	2004	2003	2002
Basic income (loss) per common share:
Income (loss) from continuing operations	$1,776	(19,809)	(19,717)
Dividends on preferred stock:
Series 2003A	461	396	—
Series 2003B	38	276	—
Series 2004A	31	—	—

	530	672	—

Income (loss) available to common stockholders from continuing operations	$1,246	(20,481)	(19,717)

Weighted average common shares outstanding	16,675	16,659	16,659
Basic income (loss) per common share from continuing operations	$0.07	(1.23)	(1.19)

Diluted income (loss) per common share:
Income (loss) available to common stockholders from continuing operations	$1,246	(20,481)	(19,717)
Dividends on preferred stock:
Series 2003B	38	—	—

Income (loss) for purposes of computing diluted income per share from continuing operations	$1,284	(20,481)	(19,717)

Weighted average common shares outstanding	16,675	16,659	16,659
Dilutive stock options	479
Assumed conversion of Series 2003B Preferred Stock	968	—	—

Weighted average common shares outstanding for purposes of computing diluted income (loss) per share	18,122	16,659	16,659

Diluted income (loss) per common share from continuing operations	$0.07	(1.23)	(1.19)

The following shares of common stock were excluded from the above calculations as their effect would have been anti-dilutive: As of December 26, 2004: 764,000 shares issuable upon conversion of the Convertible Note; 6,672,000 shares issuable upon conversion of the Series 2003A Preferred Stock; and 3,981,000 shares issuable upon conversion of the Series 2004A Preferred Stock. As of December 28, 2003: 4,400,000 shares issuable upon conversion of the Convertible Note; 6,233,000 shares issuable upon conversion of the Series 2003A Preferred Stock; and 968,000 shares issuable upon conversion of the Series 2003B Preferred Stock. In addition, options and warrants to purchase 2,697,000, 4,009,000 and 4,192,000, shares of common stock were outstanding as of the end of the fiscal years 2004, 2003 and 2002, respectively, but were not included in the computation of diluted income (loss) per share because their effect would be anti-dilutive.

(10)	Preferred Stock

The Company’s certificate of incorporation authorizes the Company to issue up to 10,000,000 shares, par value $.01 per share, of preferred stock in such series and having such rights and preferences as determined

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

by the Company’s board of directors. The board has created three series of preferred stock, Series 2003A with 6,500 authorized shares, Series 2003B with 3,500 authorized shares and Series 2004A with 15,000 authorized shares.

In February 2003, the Company issued $6.1 million face amount (6,100 shares) of its Series 2003A Preferred Stock having a fair value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures (including accrued interest) from the Fanning Partnership, a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of the Fanning Partnership, but has no pecuniary interest therein. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction. The consideration paid to the Fanning Partnership in February 2003 for the principal amount of the PIK Debentures exchanged in this transaction approximated in fair value the consideration that the Fanning Partnership had previously paid to the unrelated third party sellers of the PIK Debentures. The Company’s offer to exchange PIK Debentures for Series 2003A Preferred Stock was extended to all holders of the PIK Debentures that remained outstanding. The Series 2003A Preferred Stock is convertible into common stock at $1.05 per share, provides for dividends of 7.5 % per annum and, at December 26, 2004, there were cumulated, unpaid and undeclared dividends of $857,000.

In September 2003, the Company issued 513 shares of its Series 2003B Preferred Stock having a face amount and fair value of $513,000 in exchange for $2.0 million aggregate amount of the Company’s Convertible Note, plus accrued interest, in a transaction with the Fanning Partnership. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction. The consideration paid to the Fanning Partnership in September 2003 for the principal amount of the Convertible Note exchanged in this transaction was substantially less than the consideration paid by the Fanning Partnership for the securities it had previously exchanged for the Convertible Note. As a result of this transaction, the Company recorded a contribution to capital of $913,000, net of taxes, in lieu of recognizing a gain on the extinguishment of debt. In addition, the conversion price of $0.54 per share for the Series 2003B Preferred Stock, as discussed below, represents the average closing price of the common stock for the 15 trading days immediately preceding the date of the effective date of the transaction (September 26, 2003), and was lower than the $0.82 per share closing price as of the effective date. As a result of this beneficial conversion feature, the Company recorded a preferred stock dividend of $266,000 in the third quarter of fiscal 2003. The Series 2003B Preferred Stock provides fixed dividends of 7.5% per annum and, at December 26, 2004, there were cumulative, unpaid, undeclared dividends of $48,000.

In December 2004, the Company issued 6,737 shares of its Series 2004A Preferred Stock having a face amount of $6,737,000 and a fair value of $10,264,000 in exchange for $6,736,848 in principal and accrued interest of the Convertible Note in a transaction with the Fanning Partnership. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction. As a result of this transaction, the Company recorded a charge to additional paid-in capital of $3.5 million, in lieu of recognizing a loss on the extinguishment of debt, for the excess of the fair value of the preferred stock issued over the carrying value of the Convertible Note retired, as the exchange was considered a capital transaction with a major shareholder of the Company. The conversion price of $1.70 per share for the Series 2004A Preferred Stock, as discussed below, is the same common stock conversion rights as existed for the Convertible Note. At December 26, 2004, there were cumulative, unpaid and undeclared dividends of $31,000 associated with the Series 2004A Preferred Stock.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

The rights and preferences of the Series 2004A Preferred Stock are substantially identical to those of the Company’s Series 2003A and 2003B Convertible Preferred Stock, except that the conversion price is $1.05 per share for the Series 2003A Preferred Stock, $0.54 per share for the Series 2003B Preferred Stock, and $1.70 per share for the Series 2004A Preferred Stock. The conversion price is the price at which a holder of shares of Series 2004A, Series 2003A or Series 2003B Preferred Stock may convert such instruments into common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate). The Company may mandate conversion of the Preferred Stock if the average market price of its common stock for any six month period is at least $3.25 per share for the Series 2003A and 2003B Preferred Stock or $4.50 per share for the Series 2004A Preferred Stock, but only if the shares of Series Preferred Stock can be converted into freely tradable common stock.

Each share of Series 2003A, 2003B and 2004A Preferred Stock (collectively, the “Series Preferred Stock”) has a face amount of $1,000, has no voting rights and bears annual cumulative dividends of $75 per share (7.5% per annum). Upon liquidation, the holders of the Series Preferred Stock will be entitled to a liquidation preference of $1,000 per share plus the amount of accumulated, unpaid dividends before any distributions shall be made to the holders of common stock or any other junior series or class of stock of the Company. Unless the holders of two-thirds of the shares of the Series Preferred Stock outstanding shall have otherwise consented, no series or class of preferred stock having rights or preferences that are not junior to the Series Preferred Stock shall be issued by the Company. The holders of the Series Preferred Stock have no redemption rights.

The Company can only pay dividends on the Series Preferred Stock if (i) dividends can legally be paid in accordance with Delaware law, (ii) the Company’s board of directors, in its discretion upon the exercise of its fiduciary duties, declares that a dividend be paid, (iii) payment of the dividend is permitted under the terms of the PNC Credit Facility, and (iv) the Company’s wholly-owned operating subsidiary, COI, has sufficient funds to upstream in accordance with the restricted payments tests under the indenture governing the Senior Notes.

In the event that the conversion of Series Preferred Stock into common stock of COMFORCE would result in either (i) the occurrence of a “change of control” as defined in the indenture governing the Senior Notes, or (ii) require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the American Stock Exchange (or any other exchange or quotation system on which the Company’s shares are then listed), then the Series Preferred Stock held by such holder shall not be convertible into common stock, but rather shall be convertible into shares of non-voting participating preferred stock having a liquidation preference of $0.01 per share (but no other preferences) to be created by the Company. The participating preferred stock will in turn be convertible into the Company’s common stock (on the same basis as if the conversion to common stock from Series Preferred Stock had occurred directly) if the conversion will not result in a “change of control” as defined in the indenture governing the Senior Notes or require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the American Stock Exchange (or any other exchange or quotation system on which the Company’s shares are then listed).

(11)	Stock Options and Warrants

In 1993, the Company adopted with stockholder approval a Long-Term Stock Investment Plan (the “1993 Plan”) which, as amended, authorized the grant of options to purchase up to 5,000,000 shares of the Company’s common stock to executives, key employees and agents of the Company and its subsidiaries. All executive officers and other officers, directors and employees, as well as independent agents and consultants, of the Company and its subsidiaries were eligible to participate in the 1993 Plan and to receive option grants made before December 31, 2002. Effective as of December 31, 2002, no additional options were issuable under the 1993 Plan.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

In 2002, the Company adopted with stockholder approval the 2002 Stock Option Plan (the “2002 Plan”) which authorizes the grant of options to purchase up to 1,000,000 shares of the Company’s common stock to executives, key employees and agents of the Company and its subsidiaries. All executive officers and other officers, directors and employees, as well as independent agents and consultants, of the Company and its subsidiaries are eligible to participate in the 2002 Plan and to receive option grants.

All options granted to officers, directors, employees and independent agents under the 1993 Plan and 2002 Plan have been granted at a price equal to or greater than the fair market value of the Company’s common stock at the date of grant. Generally, options are granted with a vesting period of up to 4 years and expire 10 years from the date of grant.

A summary of stock option transactions for the fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002 is as follows:

	2004		2003		2002
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding, beginning of fiscal year	3,839,628	$4.04	4,022,848	$4.11	3,464,968	$4.63
Granted	70,000	2.19	70,000	0.77	595,000	1.41
Exercised	(30,000)	1.25	—	—	—	—
Forfeited/expired	(126,350)	5.71	(253,220)	4.20	(37,120)	9.54

Options outstanding, end of fiscal year	3,753,278	3.97	3,839,628	4.04	4,022,848	4.11

Options exercisable, end of fiscal year	3,529,941	$4.14	3,601,291	$4.23	3,430,509	$4.55

Options available for grant, end of fiscal year	870,000		940,000		1,559,636

The following table summarizes information about stock options outstanding at December 26, 2004:

Range of exercise prices	Shares outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Shares exercisable	Weighted- average exercisable price
$ 0.62 - $ 4.99	1,952,628	4.98	$1.45	1,729,291	$1.47
$ 5.00 - $ 7.99	1,686,500	1.58	6.44	1,686,500	6.44
$ 8.00 - $13.99	105,150	3.21	10.11	105,150	10.11
$14.00 - $17.99	1,000	1.84	15.38	1,000	15.38
$18.00 - $19.00	8,000	1.36	18.38	8,000	18.38

$ 0.62 - $19.00	3,753,278	3.39	$3.97	3,529,941	$4.14

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

Warrants

At December 26, 2004, December 28, 2003 and December 29, 2002, the Company had outstanding warrants to purchase a total of 169,000 shares of common stock at a price of $7.55 per share. These warrants expire in 2009.

(12)	Litigation and Contingencies

In November 2003, the Company received a general notice letter from the United States Environmental Protection Agency (the “U.S. EPA”) that it is a potentially responsible party at Chicago’s Lake Calumet Cluster Site, which for decades beginning in the late 19th/early 20th centuries had served as a waste disposal site. In December 2004, the U.S. EPA sent the Company and numerous other companies special notice letters requiring the recipients to make an offer by a date certain to perform a remedial investigation and feasibility study (RI/FS) to select a remedy to clean up the site. The Company’s predecessor, Apeco Corporation (“Apeco”), a manufacturer of photocopiers, allegedly sent waste material to this site. The State of Illinois and the U.S. EPA have proposed that the site be designated as a Superfund site. The Company is one of over 400 potentially responsible parties (many of which may no longer be in operation or viable) to which notices were sent, and the Company has joined a working group of approximately 100 members representing over 120 potentially responsible parties for the purpose of responding to the United States and Illinois environmental protection agencies.

Until these site studies are completed (which could take two or more years) and the responsible agencies agree upon remedies, accurate estimates of clean-up costs cannot be made. Consequently, no assessment can be made as to any potential liability to the Company. However, on the basis of information available to it, management believes the Company’s potential exposure will be less than 1.0% of total costs and will not be material to the Company’s financial position or liquidity. Furthermore, the Company is initiating inquiries of the insurance carriers for Apeco to determine if it has coverage under old insurance policies. Although another company had agreed to indemnify the Company against environmental liabilities, this indemnitor is currently in bankruptcy and the Company does not expect to pursue its indemnity claims since obtaining any recovery against this indemnitor appears to be unlikely.

The Company is a party to routine contract and employment-related litigation matters arising in the ordinary course of its business. Except as described above, there are no other pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional and medical malpractice insurance, fiduciary insurance and directors’ and officers’ liability insurance. The Company is generally self-insured with respect to workers compensation, but maintains excess workers compensation coverage to limit its maximum exposure to such claims.

The terms of certain customer service agreements provide that the Company will indemnify its customers regarding various employment matters, including Fair Labor Standards Act and co-employment liabilities. Such indemnification provisions were accounted for in accordance with FASB issued Statement No. 5, Accounting for Contingencies. For the three fiscal years ended December 26, 2004, there have not been any significant claims under such indemnification provisions.

(13)	Savings Incentive and Profit Sharing Plan

The Company provides a savings incentive and profit sharing plan (the “Plan”). All eligible employees may make contributions to the Plan on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. No contributions to the Plan were made by the Company in 2004, 2003 or 2002.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

Certain employees who work for governmental agencies are required to be covered under a separate defined contribution plan. During 2004, 2003 and 2002, the Company recorded approximately $2,296,000, $2,107,000 and $1,769,000, respectively, of expense related to these benefits.

(14)	Lease Commitments

The Company leases certain office space and equipment. Rent expense for all operating leases in 2004, 2003 and 2002 approximated $3,057,000, $3,597,000 and $3,758,000, respectively.

As of December 26, 2004, future minimum rent payments due under the terms of noncancelable operating leases excluding any amount that will be paid for operating costs are (in thousands):

2005	$2,751
2006	2,052
2007	1,507
2008	1,212
2009	1,156
Thereafter	465

$9,143

(15)	Concentration of Credit Risk

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

At the end of fiscal 2004 and 2003, the Company did not have any customers with accounts receivable balances that aggregated 10.0% or more of the Company’s total accounts receivable. The largest four customers of the Company accounted for an aggregate of approximately 20.1% of the Company’s revenues during fiscal 2004, the largest four customers of the Company accounted for an aggregate of approximately 20.5% of the Company’s revenues during fiscal 2003 and the largest four customers accounted for an aggregate of approximately 22.4% of the Company’s revenues during fiscal 2002.

(16)	Industry Segment Information

COMFORCE has determined that its reportable segments can be distinguished principally by the types of services offered to the Company’s clients. The Company reports its results through three operating segments — Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services. The Human Capital Management Services segment primarily provides contingent workforce management services. The Staff Augmentation segment provides healthcare support, technical and engineering, information technology (IT), telecommunications and other staffing services. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

The accounting policies of the segments are described in the “Summary of Significant Accounting Policies” in note 2. COMFORCE evaluates the performance of its segments and allocates resources to them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses. Assets of the operating segments reflect primarily net accounts receivable and goodwill associated with segment activities; all other assets are included as corporate assets. The Company does not evaluate or account for expenditures for long-lived assets on a segment basis.

The table below presents information on the revenues and operating contribution for each segment for the years ended December 26, 2004, December 28, 2003 and December 29, 2002, and items which reconcile segment operating contribution to COMFORCE’s reported income (loss) from continuing operations before income taxes and before cumulative effect of a change in accounting principle (in thousands):

	December 26, 2004	December 28, 2003	December 29, 2002
Net sales of services:
Human Capital Management Services	$270,130	189,003	166,502
Staff Augmentation	203,575	174,316	190,380
Financial Outsourcing Services	7,182	6,663	8,935

	$480,887	369,982	365,817

Operating contribution:
Human Capital Management Services	$10,799	7,412	5,959
Staff Augmentation (1)	18,018	(9,630)	225
Financial Outsourcing Services (2)	5,518	6,161	5,730

	34,335	3,943	11,914

Consolidated expenses:
Corporate general and administrative expenses	16,053	13,294	15,980
Depreciation and amortization	4,219	4,220	3,981
Interest and other, net	12,228	14,818	14,466
Write-off of deferred financing costs	—	431	—
Gain on debt extinguishment	(1,999)	(9,582)	—

	30,501	23,181	34,427

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	$3,834	(19,238)	(22,513)

Total assets:
Human Capital Management Services	$42,996	35,024	32,104
Staff Augmentation	53,498	49,596	73,382
Financial Outsourcing Services	21,822	23,726	28,365
Corporate	30,432	25,967	29,013

	$148,748	134,313	162,864

(1)	The Company recorded goodwill impairment charges of $16.6 million and $24.5 million during 2002 and 2003, respectively, as a charge against operating income in accordance with the provisions of SFAS 142.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

(2)	Includes a $1.6 million insurance recovery in the first quarter of 2003 related to an uncollectible funding and service fees receivable that was written-off in 2001.

(17)	Limitations on Use of Cash

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI. Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE. The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the indenture, the most significant component of which is based upon 50% of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997. Principally as a result of losses incurred by COI in fiscal 2001, 2002, 2003 and 2004, and prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture until COI generates net income of approximately $10.0 million. However, COMFORCE has approximately $1.1 million available to it at December 26, 2004 from proceeds it has generated from the sale of stock, principally upon the exercise of options and warrants. This $1.1 million may be used by COMFORCE to pay interest on the Convertible Notes or for other business purposes.

Interest on the Convertible Note is payable, at the option of COMFORCE, in cash or in kind (by adding the interest then due to principal). Through December 26, 2004, COMFORCE has paid all interest under the Convertible Note in kind. COMFORCE’s ability to repay the Convertible Note at its maturity on December 2, 2009, or on any earlier required repayment or repurchase dates, will also be dependent on any restrictions under its loan agreements as then in effect and availability of funds.

In March 2004, the holder of the Convertible Note, the Fanning Partnership, a partnership in which John Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest, agreed to extend the payment-in-kind terms under the Convertible Note from the original termination date on December 1, 2003 for one additional year. In December 2004, as part of a partial exchange of the Convertible Note for Series 2004A Preferred Stock (see note 10), the Fanning Partnership agreed to further extend the payment-in-kind terms under the Convertible Note until the maturity date.

(18)	Related Party Transactions

Convertible Note and Preferred Stock Transactions: During 2004 and 2003 the Company entered into various debt and equity transactions involving the Convertible Note and preferred stock with the Fanning Partnership, a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of the Fanning Partnership, but has no pecuniary interest therein. These transactions are described in notes 8 and 10. For all such transactions, the Company obtained the opinion of an independent investment banking firm that the terms of the exchange or other transactions with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction.

Other Transactions: Rosemary Maniscalco, through a company owned by her, provides consulting services to the Company at the rate of $1,100 per day, plus expenses. During 2004 and 2003, the Company

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

paid $60,490 and $77,040, respectively, for such consulting services. Rosemary Maniscalco, the Vice Chairman of the Company, is the general partner of the Fanning Partnership but holds no pecuniary interest in the Fanning Partnership.

(19)	Sale of Niche Telecom Operations

Effective as of March 1, 2004, COMFORCE sold an 80% interest in two telecom subsidiaries in the Staff Augmentation segment and sold its remaining 20% minority interest in these companies by June 29, 2004. These subsidiaries operated in the customer premise equipment services niche of the telecom sector, a niche that was outside of the Company’s core competency in telecom. The buyer, Spears Holding Company, Inc., is controlled by an individual who was one of the principals of these companies when they were sold to COMFORCE in 1998. Revenues for the subsidiaries that were sold represented less than 3.5% of the Company’s consolidated revenues in fiscal 2003. All cash proceeds received by the Company to date from this sale have been used to pay down bank debt. The total consideration was a combination of cash, short-term promissory notes and long-term promissory notes, as follows:

•	In respect of the 80% interest, $500,000 was received in cash at closing with $1,150,000 evidenced by the buyer’s short-term promissory notes providing for the payment of $950,000 by March 31, 2004 and $200,000 by April 30, 2004, which amounts were paid timely. The balance of the purchase price for the 80% interest is payable under the terms of the buyer’s long-term promissory note due on March 1, 2009 in the principal amount of $2,960,000, which provides for monthly payments of interest only at a variable interest rate (which was 6.25% at December 26, 2004) in the first year, with principal and interest payable monthly thereafter (based upon a seven-year amortization) and a balloon payment of the remaining principal due at maturity.

•	The Company sold an additional 8% interest on May 30, 2004 for $304,000 in cash and an additional long-term promissory note due March 1, 2009 in the principal amount of $296,000 under the same terms of the long-term promissory note received in exchange for the 80% interest above.

•	The Company sold the remaining 12% interest on June 29, 2004 in exchange for $644,000 in cash as well as an additional buyer’s long-term promissory note due March 1, 2009 in the principal amount of $444,000 under the same terms of the long-term note received in exchange for the 80% interest above.

These long-term notes in the total principal amount of $3.7 million were valued at $1.4 million by an independent valuation firm. The sale resulted in a gain of $1,102,000, which represented the excess of the net proceeds (cash and short-term notes of $2,598,000 plus the fair value of the long-term notes of $1,400,000, less transaction costs of $144,000), over the net book value of the net assets of the business sold of $2,752,000. The Company will recognize no gain on this transaction until the cash payments it receives exceed its investment ($2,896,000) in the business sold. All cash initially received under the sale agreement, including principal and interest on the notes, will be recorded as a reduction of net assets held for sale. After such balance has been eliminated, subsequent cash received will be recorded as a gain from discontinued operations up to the amount of the $1,102,000 gain. Once the entire gain has been recognized, additional cash receipts, if any, will be recorded as interest income within other income from continuing operations. The deferred gain has been reflected as an offset to the related notes receivable in the accompanying balance sheet at December 26, 2004. After application of the consideration received through December 26, 2004 of $2,598,000 described above, and approximately $140,000 of interest received and $34,000 of deferred income taxes, the Company has recorded on its December 26, 2004 balance sheet net assets held for sale of $124,000, which is included in prepaid expenses and other current assets.

In accordance with SFAS 144, the results of operations from the sale of the Company’s niche telecom operations have been recorded as discontinued operations. The net (loss) income from discontinued operations was $20,000 and $3.4 million for the years ended December 26, 2004 and December 28, 2003,

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

respectively. The statements of operations for the years ended December 28, 2003 and December 29, 2002 have been reclassified to present discontinued operations. In addition, the goodwill impairment charges associated with the telecom operations that were sold have also been reclassified as discontinued operations ($2.4 million in 2002 and $3.5 million in 2003).

(20)	Selected Quarterly Financial Data (unaudited)

(in thousands, except per share data and footnotes)

Fiscal 2004	Quarter				Year ended December 26, 2004
	First	Second	Third	Fourth
Net sales of services	$107,441	$117,558	$123,392	$132,496	$480,887
Gross profit	16,441	17,694	17,538	20,364	72,037
Net income (1)	787	65	132	772	1,756

Income per share:
Basic	$0.04	$0.00	$0.00	$0.04	$0.07
Diluted	$0.03	$0.00	$0.00	$0.03	$0.07

Fiscal 2003	Quarter				Year ended December 28, 2003
	First	Second	Third	Fourth
Net sales of services	$85,087	$88,860	$93,197	$102,838	$369,982
Gross profit	14,583	14,788	15,153	16,618	61,142
Net income (loss) (2)(3)	4,185	(1,497)	(26,090)	166	(23,236)

Income (loss) per share:
Basic	0.25	(0.10)	(1.59)	0.00	(1.44)
Diluted	0.15	(0.10)	(1.59)	0.00	(1.44)

(1)	Includes a $1.2 million gain on debt extinguishment (net after income taxes) or $0.04 per basic and diluted share for the fiscal year ended December 26, 2004 and the quarter ended March 28, 2004.

(2)	The Company recorded a goodwill impairment charge of $28.0 million ($25.3 million, net of tax), during the third quarter of 2003 as a charge against operating income in accordance with the provisions of SFAS 142 (see note 4).

(3)	Includes a $5.5 million gain on debt extinguishment (net after income taxes) or $0.33 per basic and diluted share for the fiscal year ended December 28, 2003; a $555,000 gain on debt extinguishment (net after income taxes) or $0.03 per basic and diluted share during the quarter ended June 29, 2003; a $4.4 million gain on debt extinguishment (net after income taxes) or $0.26 per basic and diluted share during the quarter ended September 28, 2003; and a $507,000 gain on debt extinguishment (net after income taxes) or $0.03 per basic and diluted share for the quarter ended December 28, 2003.

Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the fiscal year.

(21)	Subsequent Events

Effective as of February 3, 2005, the PNC Credit Facility was amended to increase the borrowing limit from $75.0 million to $85.0 million.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2004, December 28, 2003 and December 29, 2002

Schedule

COMFORCE CORPORATION AND SUBSIDIARIES

Schedule II Valuation and Qualifying Accounts

Fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002

(in thousands)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (Net (write-offs) recoveries)	Balance at end of period
For the fiscal year ended December 26, 2004:
Deducted from assets to which they apply:
Allowance for doubtful accounts	$892	38	—	112	1,042

For the fiscal year ended December 28, 2003:
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,219	36	—	(363)	892

For the fiscal year ended December 29, 2002:
Deducted from assets to which they apply:
Allowance for doubtful accounts	$1,419	556	—	(756)	1,219

EXHIBIT INDEX

Unless otherwise indicated, for documents incorporated herein by reference to exhibits included in SEC filings of COMFORCE Corporation, the registration number for COMFORCE Corporation is 001-06801.

3.1	Restated Certificate of Incorporation of COMFORCE Corporation, as amended by Certificates of Amendment filed with the Delaware Secretary of State on June 14, 1987 and February 12, 1991 (included as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 of COMFORCE Corporation filed with the Commission on May 10, 1996 (Registration No. 033-6043) and incorporated herein by reference).

3.2	Certificate of Ownership (Merger) of COMFORCE Corporation into Lori Corporation (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 1995 and incorporated herein by reference).

3.3	Certificate of Amendment of Certificate of Incorporation of COMFORCE Corporation filed with the Secretary of State of Delaware on October 28, 1996 (included as an exhibit to COMFORCE Corporation’s Registration Statement on Form S-8 of COMFORCE Operating, Inc. filed with the Commission on March 13, 2000 (Registration No. 333-56962) and incorporated herein by reference).

3.4	Certificate of Ownership (Merger) of AZATAR into COMFORCE Corporation (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated November 8, 1996 and incorporated herein by reference).

3.5	Amended and Restated Certificate of Designation and Determination of Rights and Preferences of Series 2003A, 2003B and 2004A Convertible Preferred Stock of COMFORCE Corporation filed with the Secretary of State of Delaware on December 8, 2004 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 13, 2004 and incorporated herein by reference).

3.6	Bylaws of COMFORCE Corporation, as amended and restated effective as of February 26, 1997 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 1996 and incorporated herein by reference).

4.1	Indenture dated as of November 26, 1997 with respect to 12% Senior Notes due 2007 between COMFORCE Operating, Inc., as issuer, and Wilmington Trust Company, as trustee (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 9, 1997 and incorporated herein by reference).

4.2	First Supplemental Indenture dated as of November 29, 2000 between COMFORCE Corporation and Wilmington Trust Company, as trustee, to Indenture dated as of November 26, 1997 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 19, 2000 and incorporated herein by reference).

4.3	Second Supplemental Indenture dated as of December 4, 2000 between COMFORCE Corporation and Wilmington Trust Company, as trustee, to Indenture dated as of November 26, 1997 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 19, 2000 and incorporated herein by reference).

4.4	Second Amended and Restated 8% Subordinated Convertible Note due December 2, 2009 of COMFORCE Corporation (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 13, 2004 and incorporated herein by reference).

10.1	Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 1998 and incorporated herein by reference).

10.2	Amendment to Employment Agreement dated as of March 28, 2000 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 1999 and incorporated herein by reference).

10.3	Second Amendment to Employment Agreement dated as of January 23, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendment dated as of March 28, 2000 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 2000 and incorporated herein by reference).

10.4	Third Amendment to Employment Agreement dated as of September 27, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendments dated as of March 28, 2000 and January 23, 2001 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 30, 2001 and incorporated herein by reference).

10.5	Fourth Amendment to Employment Agreement dated as of July 1, 2002 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendments dated as of March 28, 2000, January 23, 2001 and September 27, 2001 (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.6	Fifth Amendment to Employment Agreement dated as of January 1, 2003 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendments dated as of March 28, 2000, January 23, 2001, September 27, 2001 and July 1, 2002 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 29, 2003 and incorporated herein by reference)..

10.7	Sixth Amendment to Employment Agreement dated as of January 15, 2004 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendments dated as of March 28, 2000, January 23, 2001, September 27, 2001, July 1, 2002 and January 1, 2003.

10.8	Employment Agreement dated as of January 1, 1999 among COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.9	Amendment to Employment Agreement dated as of January 23, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.10	Second Amendment to Employment Agreement dated as of September 27, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone, as previously amended by Amendment dated as of January 23, 2001 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 30, 2001 and incorporated herein by reference).

10.11	Third Amendment to Employment Agreement dated as of July 1, 2002 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone, as previously amended by Amendment dated as of January 23, 2001 and September 27, 2001 (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.12	Fourth Amendment to Employment Agreement dated as of August 1, 2003 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone, as previously amended by Amendment dated as of January 23, 2001, September 27, 2001 and July 1, 2002 (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference).

10.13	Fifth Amendment to Employment Agreement dated as of January 15, 2004 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone, as previously amended by Amendment dated as of January 23, 2001, September 27, 2001, July 1, 2002 and August 1, 2003.

10.14	Revolving Credit and Security Agreement dated as of June 25, 2003 among the Company, PNC Bank, National Association, as lender and administrative agent, and other named lenders (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference).

10.15	Waiver and Amendment No. 1 dated as of March 17, 2004 to Revolving Credit and Security Agreement dated as of June 25, 2003 among the Company, PNC Bank, National Association, as lender and administrative agent, and other named lenders (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004 and incorporated herein by reference).

10.16	Amendment No. 2 to Revolving Credit and Security Agreement dated as of September 29, 2004 among the Company and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP.

31.1*	Rule 13a-14(a) certification of chief executive officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) certification of chief financial officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 certification of chief executive officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 certification of chief financial officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Code of Ethics and Business Conduct (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 and incorporated herein by reference).

*	Filed herewith.