Form 10-Q
period 2005-03-27
COMFORCE CORP
filed 2005-05-06
CIK 6814

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2005
Common stock, $.01 par value	16,909,507 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 27, 2005	December 26, 2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,744	$15,233
Accounts receivable, net	70,319	64,421
Funding and service fees receivable, net	16,504	21,822
Prepaid expenses and other current assets	4,210	3,488
Deferred income taxes, net	2,404	2,404

Total current assets	99,181	107,368

Deferred income taxes, net	1,281	1,281
Property and equipment, net	6,078	6,293
Intangible assets, net	71	81
Goodwill, net	32,073	32,073
Deferred financing costs, net	1,383	1,464
Other assets	188	188

Total assets	$140,255	$148,748

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,670	$4,325
Accrued expenses	59,100	57,025

Total current liabilities	61,770	61,350

Long-term debt	108,176	117,227
Other liabilities	1	6

Total liabilities	169,947	178,583

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 16,909,499 and 16,689,496 shares issued and outstanding at March 27, 2005 and December 26, 2004, respectively	169	167
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized; 6,148 shares issued and outstanding at March 27, 2005 and December 26, 2004, with an aggregate liquidation preference of $7,121 at March 27, 2005	4,304	4,304
Series 2003B, 3,500 shares authorized; 513 shares issued and outstanding at March 27, 2005 and December 26, 2004, with an aggregate liquidation preference of $571 at March 27, 2005	513	513
Series 2004A, 15,000 shares authorized; 6,737 shares issued and outstanding at March 27, 2005 and December 26, 2004, with an aggregate liquidation preference of $6,894 at March 27, 2005	10,264	10,264
Additional paid-in capital	47,575	47,193
Accumulated other comprehensive income	162	153
Accumulated deficit	(92,679)	(92,429)

Total stockholders’ deficit	(29,692)	(29,835)

Total liabilities and stockholders’ deficit	$140,255	$148,748

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three months ended
	March 27, 2005	March 28, 2004
Net sales of services	$123,694	$107,441

Costs and expenses:
Cost of services	106,803	91,000
Selling, general and administrative expenses	13,704	12,668
Depreciation and amortization	846	1,029

Total costs and expenses	121,353	104,697

Operating income	2,341	2,744

Other income (expense):
Interest expense	(2,825)	(3,156)
Gain on debt extinguishment	—	1,971
Other income (expense), net	25	(42)

	(2,800)	(1,227)

(Loss) income from continuing operations before income taxes	(459)	1,517
(Benefit) provision for income taxes	(209)	713

(Loss) income from continuing operations	(250)	804

Loss from discontinued operations, net of tax benefit of $16	—	(17)

Net (loss) income	$(250)	$787

Dividends on preferred stock	250	125

Net (loss) income available to common stockholders	$(500)	$662

Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.03)	$0.04
Loss from discontinued operations	—	(0.00)

Net (loss) income	$(0.03)	$0.04

Diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.03)	$0.03
Loss from discontinued operations	—	(0.00)

Net (loss) income	$(0.03)	$0.03

Weighted average common shares outstanding, basic	16,759	16,659

Weighted average common shares outstanding, diluted	16,759	28,381

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended
	March 27, 2005	March 28, 2004
Cash flows from operating activities:
Net (loss) income	$(250)	$787
Loss from discontinued operations	—	17

	$(250)	$804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	846	1,029
Amortization of deferred financing costs	136	145
Gain on repurchase of Senior Notes	—	(1,971)
Net recoveries of bad debts	(320)	(12)
Tax benefit from exercise of stock options	156	—
Equity-based consulting expense	30	—
Changes in assets and liabilities, net of effects of dispositions of businesses:
Accounts, funding and service fees receivable	(251)	(3,530)
Prepaid expenses and other current assets	(937)	563
Income tax receivable	156	42
Accounts payable and accrued expenses	482	5,465

Net cash provided by continuing operations	48	2,535
Net cash used in discontinued operations	—	(421)

Net cash provided by operating activities	48	2,114

Cash flows from investing activities:
Purchases of property and equipment	(621)	(337)
Cash proceeds from sale of niche telecom operations, net of cash transferred	58	325

Net cash used in investing activities	(563)	(12)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreements	(9,051)	4,913
Repurchase of Senior Notes	—	(11,310)
Debt financing costs	(55)	(6)
Proceeds from exercise of stock options	199	—
Net repayments under capital lease obligations	(67)	(74)

Net cash used in financing activities	(8,974)	(6,477)

Decrease in cash and cash equivalents	(9,489)	(4,375)
Cash and cash equivalents at beginning of period	15,233	7,598

Cash and cash equivalents at end of period	$5,744	$3,223

Supplemental disclosures:
Cash paid for:
Interest	$411	$262
Income taxes	274	122
Supplemental schedule of significant non-cash activities:
Receipt of short-term promissory notes from the sale of the niche telecom operations	—	$1,150

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

The accompanying unaudited interim consolidated financial statements of COMFORCE and its subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004. The results for the three month period ended March 27, 2005 are not necessarily indicative of the results of operations for the entire year.

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

3. STOCK COMPENSATION PLANS

The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized in the statements of operations for any options granted to employees, officers or directors since the exercise price of options was equal to or greater than the market value of the common stock on the date of grant. Had compensation cost been determined based upon the fair value of the stock options at grant date, consistent with the method in Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company’s net (loss) income and net (loss) income per share would have been the pro forma amounts indicated below (in thousands):

	Three months ended
	March 27, 2005	March 28, 2004
Net (loss) income available to common stockholders as reported	$(500)	$662
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	234	7

Pro forma net (loss) income	$(734)	$655

(Loss) income per share:
Basic - as reported	$(0.03)	$0.04
Basic - pro forma	$(0.04)	$0.04

Diluted - as reported	$(0.03)	$0.03
Diluted - pro forma	$(0.04)	$0.03

4. DEBT

Long-term debt at March 27, 2005 and December 26, 2004 consisted of (in thousands):

	March 27, 2005	December 26, 2004
12% Senior Notes, due 2007	$64,410	$64,410
8% Subordinated Convertible Note, due 2009	1,299	1,299
Revolving line of credit, due June 24, 2007, with interest payable at prime and LIBOR plus 2.75% with a weighted average rate of 5.58% at March 27, 2005 and 4.93% at December 26, 2004	42,467	51,518

Total long-term debt	$108,176	$117,227

Required principal payments of long-term debt are as follows (in thousands):

2007	$106,877
2009	1,299

Total	$108,176

PNC Credit Facility: In June 2003, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, entered into a Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”) and other financial institutions participating as lenders to provide for a revolving credit facility with available borrowings based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions and limited to $85.0 million, which was increased from $75.0 million in February 2005. At March 27, 2005, the Company had remaining availability, as defined in the agreement, of $22.6 million under the PNC Credit Facility.

Borrowings under the PNC Credit Facility bear interest, at the Company’s option, at a per annum rate equal to (1) the greater of the federal funds rate plus 0.5% or the base commercial lending rate of PNC as announced from time to time, or (2) LIBOR plus a margin ranging from 2.5% if the Company’s fixed charges coverage ratio is greater than 1.30:1 to 3.0% if this ratio is 1.05:1 (with the margin having been 2.75% on borrowings from inception of the facility through March 27, 2005). The agreement provides for a commitment fee of 0.375% of the unused portion. The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The agreements evidencing the PNC Credit Facility contain various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The maturity date of the PNC Credit Facility is June 24, 2007. The Company was in compliance with all financial covenants under the PNC Credit Facility at March 27, 2005.

Effective September 29, 2004 the PNC Credit Facility was amended to increase the Company’s flexibility to draw funds under the PNC Credit Facility to repurchase its 12% Senior Notes due December 1, 2007 (the “Senior Notes”). As amended, the Company is permitted to repurchase or prepay Senior Notes so long as the remaining availability under the PNC Credit Facility, as defined in the agreement, is at least $7.5 million for the specified measurement period. In addition, the annual $15.0 million limit on repurchases of Senior Notes was modified to permit the carryover from any prior calendar year of any unused portion of this amount, so long as the other criteria for borrowing are then satisfied.

As of March 27, 2005, the Company had outstanding $5.1 million of standby letters of credit.

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

In February and March 2004, the Company repurchased an aggregate of $13.5 million principal amount of its Senior Notes for $11.3 million in transactions with unrelated parties. As a result of these repurchases, the Company recognized a gain on debt extinguishment of $2.0 million in the first quarter of 2004, including a reduction of $219,000 of deferred financing costs.

In April 2005, the Company repurchased an aggregate of $6.0 million principal amount of its Senior Notes for $6.1 million, utilizing available funds under the PNC Credit Facility. The Senior Notes were purchased from unrelated parties. As a result of these repurchases, the Company will recognize in the second quarter of 2005 a loss on debt extinguishment of $172,000, including a reduction of $67,000 of deferred financing costs.

Convertible Note: The Company’s 8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”) is convertible into common stock at $1.70 per share.

On December 8, 2004, the Company issued 6,737 shares of its Series 2004A Convertible Preferred Stock in exchange for $6,726,385 of its Convertible Note, plus accrued interest of $10,463, in a transaction with the Fanning Partnership. This exchange eliminated $6.7 million of long-term debt while maintaining, under the terms of the 2004A Series Preferred Stock, the same common stock conversion rights as existed for the Convertible Note. As part of the transaction, the Convertible Note was restated at the principal amount of $1,299,402, and the terms were modified to permit the Company to pay interest in cash or kind, at its election, for the balance of the term of the Convertible Note. Under the terms of the Convertible Note prior to this amendment, interest was to be payable only in cash beginning with the interest payment due on June 1, 2005. The debt service costs associated with the Convertible Notes were satisfied through issuance of new Convertible Notes through December 1, 2004. During 2004, $605,000 of the Convertible Notes were issued at a conversion rate of $1.70 per share of common stock for payment of interest, which resulted in a beneficial conversion feature of $180,000 that increased deferred financing costs and paid-in capital. The Convertible Note may be prepaid in whole or in part, provided that the market value of the Company’s common stock exceeds $2.13 for a specified period of time and, for any prepayment prior to November 30, 2006, a prepayment premium must be paid of 2%, which decreases to 1% on December 1, 2005. Upon notice of prepayment, the holder has 10 days to convert the Convertible Notes.

5. (LOSS) INCOME PER SHARE

Basic (loss) income per common share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted (loss) income per share is computed assuming the conversion of stock options and warrants with exercise prices less than the average market value of the Company’s common stock during the period, and the conversion of convertible debt and preferred stock into common stock to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted (loss) income per share computations (in thousands):

	Three Months Ended
	March 27, 2005	March 28, 2004
Basic (loss) income per common share:
(Loss) income from continuing operations	$(250)	$804
Dividends on preferred stock:
Series 2003A	115	115
Series 2003B	10	10
Series 2004A	125	—

	250	125
(Loss) income available to common stockholders from continuing operations	$(500)	$679

Weighted average common shares outstanding	16,759	16,659
Basic (loss) income per common share from continuing operations	$(0.03)	$0.04

Diluted (loss) income per common share:
(Loss) income available to common stockholders from continuing operations	$(500)	$679
Dividends on preferred stock :
Series 2003A	—	115
Series 2003B	—	10

	$(500)	125
After tax equivalent of interest expense on Convertible Notes	—	89

(Loss) income for purposes of computing diluted (loss) income per share from continuing operations	$(500)	$893

Weighted average common shares outstanding	16,759	16,659
Dilutive stock options	—	127
Assumed conversion of Convertible Notes	—	4,394
Assumed conversion of Preferred Stock:
Series 2003B	—	6,233
Series 2003A	—	968

Weighted average common shares outstanding for purposes of computing diluted (loss) income per share	16,759	28,381

Diluted (loss) income per common share from continuing operations	$(0.03)	$0.03

The following shares of common stock were excluded from the above calculations as their effect would have been anti-dilutive: As of March 27, 2005, 764,000 shares of common stock issuable upon conversion of the Convertible Note; 6,782,000 shares issuable upon conversion of the Series 2003A Preferred Stock; 1,057,000 shares issuable upon conversion of the Series 2003B Preferred Stock; and 4,055,000 shares issuable upon the conversion of the Series 2004A Preferred Stock. Options and warrants to purchase 4.3 million and 3.4 million shares of common stock were outstanding as of March 27, 2005 and March 28, 2004, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

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

The accounting policies of the segments are described in the “Summary of Significant Accounting Policies” in note 2 to the Company’s consolidated financial statements for the fiscal year ended December 26, 2004. COMFORCE evaluates the performance of its segments and allocates resources to them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses. Assets of the operating segments reflect primarily net accounts receivable and goodwill associated with segment activities; all other assets are included as corporate assets. The Company does not evaluate or account for expenditures for long-lived assets on a segment basis.

The table below presents information on the revenues and operating contribution for each segment for the three months ended March 27, 2005 and March 28, 2004, and items which reconcile segment operating contribution to COMFORCE’s reported (loss) income from continuing operations before income taxes (in thousands):

	Three Months Ended
	March 27, 2005	March 28, 2004
Net sales of services:
Human Capital Management Services	$71,686	$57,727
Staff Augmentation	50,814	48,077
Financial Outsourcing Services	1,194	1,637

	$123,694	$107,441

Operating contribution:
Human Capital Management Services	$2,537	$2,601
Staff Augmentation	3,364	3,673
Financial Outsourcing Services	1,090	1,229

	6,991	7,503

Consolidated expenses:
Corporate general and administrative expenses	3,804	3,730
Depreciation and amortization	846	1,029
Interest and other, net	2,800	3,198
Gain on debt extinguishment	—	(1,971)

	7,450	5,986

(Loss) income from continuing operations before income taxes	$(459)	$1,517

	March 27, 2005	December 26, 2004
Total assets:
Human Capital Management Services	$47,566	$42,996
Staff Augmentation	54,826	53,498
Financial Outsourcing Services	16,504	21,822
Corporate	21,359	30,432

	$140,255	$148,748

7. NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R), Share Based Payment (“SFAS 123(R)”). This statement replaces SFAS No. 123, Accounting for Stock Based Compensation and supercedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all stock based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant date fair value of the stock options or other equity instruments. SFAS 123(R) will be effective for annual periods beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, on a quarterly basis it is currently evaluating the impact this statement will have on its consolidated financial statements.

8. RECLASSIFICATIONS

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

9. COMPREHENSIVE INCOME

The components of comprehensive (loss) income are as follows (in thousands):

	Three Months Ended
	March 27, 2005	March 28, 2004
Net (loss) income, as reported	$(250)	$787

Foreign currency translation adjustment	9	(9)

Total comprehensive (loss) income	$(241)	$778

10. CONTINGENCIES

One of the Company’s significant Staff Augmentation customers (with revenues from the contract with this customer representing approximately 6% of consolidated revenues for fiscal 2004 and approximately 4% of revenues for the first quarter of fiscal 2005) announced its intention to evaluate whether the use of contingent labor is consistent with its business model. This customer subsequently advised the Company that it will significantly reduce its utilization of contract labor, including the Company’s employees, beginning in the fourth quarter of 2004 and continuing through the end of the first quarter 2005. However, the proposed reductions have not yet been fully implemented, and management of the Company does not currently believe that any further significant reductions in staffing under this arrangement will be made at least until near the end of the second quarter of 2005. Management intends to continue to aggressively seek to identify new opportunities for any affected employees in an effort to minimize the impact to the Company; however, management can offer no assurances that if the Company loses this customer’s business it will not have an adverse impact on the Company’s revenues in future periods.

In addition, in accordance with the terms of the contract, this customer is auditing the payments made under the contract with the Company for 2003. Management does not believe any adjustment to the Company’s fees under this contract is warranted; however, any future adjustment is not estimable.

11. SALE OF NICHE TELECOM OPERATIONS

Effective as of March 1, 2004, COMFORCE sold an 80% interest in two telecom subsidiaries in the Staff Augmentation segment and sold its remaining 20% minority interest in these companies by June 29, 2004. These subsidiaries operated in the customer premise equipment services niche of the telecom sector, a niche that was outside of the Company’s core competency in telecom. The buyer, Spears Holding Company, Inc., is controlled by an individual who was one of the principals of these companies when they were sold to COMFORCE in 1998. Revenues for the subsidiaries that were sold represented less than 3.5% of the Company’s consolidated revenues in fiscal 2003. All cash proceeds received by the Company to date from this sale have been used to pay down bank debt. The total consideration was a combination of cash, short-term promissory notes and long-term promissory notes, as follows:

•	In respect of the 80% interest, $500,000 was received in cash at closing with $1,150,000 evidenced by the buyer’s short-term promissory notes providing for the payment of $950,000 by March 31, 2004 and $200,000 by April 30, 2004, which amounts were paid timely. The balance of the purchase price for the 80% interest is payable under the terms of the buyer’s long-term promissory note due on March 1, 2009 in the principal amount of $2,960,000, which provides for monthly payments of interest only at a variable interest rate (which was 6.75% at March 27, 2005) in the first year, with principal and interest payable monthly thereafter (based upon a seven-year amortization) and a balloon payment of the remaining principal due at maturity.

•	The Company sold an additional 8% interest on May 30, 2004 for $304,000 in cash and an additional long-term promissory note due March 1, 2009 in the principal amount of $296,000 under the same terms of the long-term promissory note received in exchange for the 80% interest above.

•	The Company sold the remaining 12% interest on June 29, 2004 in exchange for $644,000 in cash as well as an additional buyer’s long-term promissory note due March 1, 2009 in the principal amount of $444,000 under the same terms of the long-term note received in exchange for the 80% interest above.

These long-term notes in the total principal amount of $3.7 million were valued at $1.4 million by an independent valuation firm. The sale resulted in a gain of $1,102,000, which represented the excess of the net proceeds (cash and short-term notes of $2,598,000 plus the fair value of the long-term notes of $1,400,000, less transaction costs of $144,000), over the net book value of the net assets of the business sold of $2,752,000. The Company will recognize no gain on this transaction until the cash payments it receives exceed its investment ($2,896,000) in the business sold. All cash initially received under the sale agreement, including principal and interest on the notes, will be recorded as a reduction of net assets held for sale. After such balance has been eliminated, subsequent cash received will be recorded as a gain from discontinued operations up to the amount of the $1,102,000 gain. Once the entire gain has been recognized, additional cash receipts, if any, will be recorded as interest income within other income from continuing operations. The deferred gain has been reflected as an offset to the related notes receivable in the accompanying balance sheets. After application of the consideration received through March 27, 2005 of $2,598,000 described above, and approximately $198,000 of interest received and $34,000 of deferred income taxes, the Company has recorded on its March 27, 2005 balance sheet net assets held for sale of $66,000, which is included in prepaid expenses and other current assets.

In accordance with SFAS 144, the results of operations from the sale of the Company’s niche telecom operations have been recorded as discontinued operations. The net loss from discontinued operations was $17,000 for the three month period ended March 28, 2004.

12. SUBSEQUENT EVENTS

In April 2005, the Company repurchased an aggregate of $6.0 million principal amount of its Senior Notes for $6.1 million, utilizing available funds under the PNC Credit Facility. The Senior Notes were purchased from unrelated parties. As a result of these repurchases, the Company will recognize in the second quarter of 2005 a loss on debt extinguishment of $172,000, including a reduction of $67,000 of deferred financing costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below supplements the information found in the unaudited consolidated financial statements and related notes of COMFORCE Corporation (“COMFORCE”) and its wholly-owned subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”).

Overview and Recent Developments

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

Management of the Company has observed improvement in the business environment for staffing companies beginning in the first quarter of 2003. Recent industry statistics have generally supported management’s observations including, since the beginning of 2004, improvement in the rate of job creation in the United States; however management is unsure if these trends will continue in the remainder of 2005.

As previously reported in its periodic reports, one of the Company’s significant Staff Augmentation customers (with revenues from the contract with this customer representing approximately 6% of consolidated revenues for fiscal 2004 and approximately 4% of revenues for the first quarter of fiscal 2005) announced its intention to evaluate whether the use of contingent labor is consistent with its business model and subsequently advised the Company that it will significantly reduce its utilization of contract labor, including the Company’s employees, beginning in the fourth quarter of 2004 and continuing through the end of the first quarter 2005. However, the proposed reductions have not yet been fully implemented, and management of the Company does not currently believe that any further significant reductions in staffing under this arrangement will be made at least until near the end of the second quarter of 2005. Management intends to continue to aggressively seek to identify new opportunities for any affected employees in an effort to minimize the impact to the Company; however, management can offer no assurances that if the Company loses this customer’s business it will not have an adverse impact on the Company’s revenues in future periods.

In addition, in accordance with the terms of the contract, this customer is auditing the payments made under the contract with the Company for 2003. Management does not believe any adjustment to the Company’s fees under this contract is warranted; however, any future adjustment is not estimable.

Critical Accounting Policies and Estimates

As disclosed in the annual report on Form 10-K for the fiscal year ended December 26, 2004, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to allowance for doubtful accounts, accrued workers compensation liability, goodwill impairment, and income taxes. Since December 26, 2004, there have been no changes in our critical accounting policies and no other significant changes to the methods used in the assumptions and estimates related to them.

Results of Operations

Three Months ended March 27, 2005 compared to Three Months ended March 28, 2004

Net sales of services for the three months ended March 27, 2005 were $123.7 million, which represents a 15.1% increase from the $107.4 million in net sales of services realized for the three months ended March 28, 2004. Net sales of services in the Human Capital Management Services segment increased by $14.0 million or 24.2%, due to an increase in its client base and services provided to existing clients. Management believes that the increase in clients is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary. In the Staff Augmentation segment, the increase of $2.7 million or 5.7% is principally attributable to technical services customers under government contracts, and to information technology services customers, partially offset by a decline in the number of customers serviced by telecom. Net sales of services were lower by $443,000 or 27.1% in the Financial Outsourcing Services segment, principally due to a reduction in the number of customers.

Cost of services for the three months ended March 27, 2005 was 86.3% of net sales of services as compared to cost of services of 84.7% of net sales of services for the three months ended March 28, 2004. The cost of services as a percentage of net sales for the first quarter of fiscal 2005 increased from the first quarter of fiscal 2004 principally as a result of increased competitive pricing, higher state unemployment rates prevalent throughout the country, higher growth in Human Capital Management Services which have a higher cost of services as a percentage of net sales of services and a reduction in the number of clients serviced under the Financial Outsourcing Services segment.

Selling, general and administrative expenses as a percentage of net sales of services were 11.1% for the three months ended March 27, 2005, compared to 11.8% for the three months ended March 28, 2004. Since the first quarter of 2003, management’s on-going initiatives to contain selling, general and administrative costs and improve back office efficiencies have enabled the Company to increase sales at a rate greater than the rate of the increase in selling, general and administrative expenses, which has contributed to the Company’s overall improvement in selling, general and administrative expenses as a percentage of net sales. The $1.0 million increase in selling, general and administrative expenses is primarily due to an increase in variable costs associated with the increase of sales discussed above, partially offset by a $0.3 million recovery of bad debts.

Operating income for the three months ended March 27, 2005 was $2.3 million as compared to operating income of $2.7 million for the three months ended March 28, 2004. The Company’s lower operating income for the 2005 period is principally due to an increase in the cost of services discussed above, partially offset by a decrease in general and administrative expenses as a percentage of sales.

The Company’s interest expense for the three months ended March 27, 2005 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $2.8 million for the first quarter of 2005 was lower as compared to the interest expense of $3.2 million for the first quarter of 2004. This reduction was principally due to the exchange and repurchase of $6.7 million of Convertible Notes and $18.1 million of Senior Notes during 2004. These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average outstanding balances and interest rates in the first quarter of 2005. See “Financial Condition, Liquidity and Capital Resources” in this Item 2.

As a result of the Company’s repurchase of Senior Notes during the first quarter of 2004, the Company recognized a gain on debt extinguishment of $2.0 million in the first quarter of 2004, including a reduction of $219,000 of deferred financing costs. The purpose of these transactions was to improve the Company’s balance sheet through the elimination of higher interest rate debt.

The income tax benefit for the first quarter of 2005 was $209,000 (a rate of 45.5%) on a loss from continuing operations before income taxes of $459,000. The income tax provision for the first quarter of 2004 was $713,000 (a rate of 47.0%) on income from continuing operations before income taxes of $1.5 million. The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for the respective periods relates primarily to state income taxes and a disallowance for non-deductible expenses.

In accordance with SFAS 144, the results of operations from the sale of the Company’s niche telecom operations (as described in note 11 to the consolidated financial statements) have been recorded as discontinued operations. The net loss from discontinued operations was $17,000 for the quarter ended March 28, 2004.

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

Off-Balance Sheet and Contractual Obligations: During the three months ended March 27, 2005, the

Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below. The following table represents contractual commitments associated with operating lease agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2005	2006	2007	2008	Thereafter
Operating Leases	$2,063	$2,052	$1,507	$1,212	$1,621
PNC Credit Facility— principal repayments	—	—	42,467	—	—
Senior Notes—principal repayments	—	—	64,410	—	—
Convertible Note—principal repayments	—	—	—	—	1,299

Total	$2,063	$2,052	$108,384	$1,212	$2,920

The Company also had standby letters of credit outstanding at March 27, 2005 in the aggregate amount of $5.1 million.

In June 2003, COMFORCE, COI and various of their operating subsidiaries entered into a Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”) and other financial institutions participating as lenders. The PNC Credit Facility is a revolving credit facility with available borrowings based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions, up to $85.0 million.

Borrowings under the PNC Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (1) the greater of the federal funds rate plus 0.5% or the base commercial lending rate of PNC as announced from time to time, or (2) LIBOR plus a margin ranging from 2.5% if the Company’s fixed charges coverage ratio is greater than 1.30:1 to 3.0% if this ratio is 1.05:1 (with the margin having been 2.75% on borrowings from inception of the facility through March 27, 2005). The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The agreements evidencing the PNC Credit Facility contain various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends, and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The scheduled maturity date of the PNC Credit Facility is June 24, 2007.

In September 2004, the PNC Credit Facility was amended to increase the Company’s flexibility to draw funds under the facility to repurchase Senior Notes. As amended, the Company is permitted to repurchase or prepay Senior Notes so long as the remaining availability, as defined in the agreement, under the PNC Credit Facility is at least $7.5 million for the specified measurement period. In addition, the annual $15.0 million limit on repurchases of Senior Notes was modified to permit the carryover from any prior calendar year of any unused portion of this amount, so long as the other criteria for borrowing are then satisfied. In February 2005, the PNC Credit Facility was further amended to provide for borrowings of up to $85.0 million, a $10.0 million increase.

During the three months ended March 27, 2005, the Company provided $48,000 of cash from continuing operations. Cash and cash equivalents decreased $9.5 million during the three months ended March 27, 2005. The reduction of cash primarily resulted from $621,000 of capital expenditures and a net repayment of $9.1 million of borrowings under the PNC Credit Facility.

At March 27, 2005, the Company had outstanding $42.5 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 5.58% per annum. At such date, the Company had remaining availability of $22.6 million, as defined in the agreement, under the PNC Credit Facility.

At March 27, 2005, the Company also had outstanding (i) $64.4 million principal amount of Senior Notes bearing interest at 12% per annum and (ii) $1.3 million principal amount of Convertible Notes bearing interest at 8% per annum. On April 14, 2005, the Company repurchased an additional $6.0 million of Senior Notes, following which the outstanding amount of Senior Notes was reduced to $58.4 million (see note 4) and the Company’s availability under the PNC Credit Facility was reduced by $6.1 million.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI. Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE. The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the indenture, the most significant component of which is based upon 50% of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997. Principally as a result of distributions made, and losses incurred by COI in prior years, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture until COI generates net income of approximately $11.0 million. However, COMFORCE has approximately $1.6 million available at March 27, 2005 from proceeds it has generated from the sale of stock, principally upon the exercise of options and warrants. This $1.6 million may be used by COMFORCE to pay interest on the Convertible Notes or for other business purposes.

The Company has made significant progress in improving its capital structure through the elimination of long-term debt through the purchase or exchange of Senior Notes, Convertible Notes and other instruments. Since June 2000, the Company has reduced its public debt from $138.8 million to $58.4 million. As a result, COMFORCE has reduced its annualized interest expense by approximately $9.0 million, including by borrowing at the lower rates available under the PNC Credit Facility to effectuate repurchases of long-term debt and by exchanging preferred stock and lower interest rate Convertible Notes for public debt.

The Company’s Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at March 27, 2005 there were cumulated, unpaid and undeclared dividends of $972,000 on the Series 2003A Preferred Stock, $58,000 on the Series 2003B Preferred Stock and $156,000 on the Series 2004A Preferred Stock.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next 12 months. The Company was in compliance with all financial covenants under the PNC Credit Facility at March 27, 2005 and expects to remain in compliance for the next 12 months. In the event that the Company is unable to meet any of such covenants, it will request a modification (or waiver) of such covenants.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (R), Share Based Payment (“SFAS 123(R)”). This statement replaces SFAS No. 123, Accounting for Stock Based Compensation and supercedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all stock based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant date fair value of the stock options or other equity instruments. SFAS 123 (R) will be effective for annual periods beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, on a quarterly basis (see “Note 3 - Stock Compensation Plans”), it is currently evaluating the impact this statement will have on its consolidated financial statements.

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

Forward Looking Statements

Various statements made in this Report concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to the following: the loss of key customers, weakness in job growth, a reduction in corporate or government spending, adverse economic conditions generally or in key industries served by the Company, or a reduction in the demand for outsourcing services generally which could heighten competition among staffing companies and negatively impact revenues and margins; the Company’s significant leverage may leave it with a diminished ability to obtain additional financing for working capital or other capital expenditures, for retiring higher interest rate debt or for otherwise improving the Company’s competitiveness and capital structure or expanding its operations; SFAS 142, which requires the Company to evaluate at least annually the recoverability of goodwill on its books, could cause the Company to write-off goodwill in future periods, which could have a material adverse impact on the Company’s financial condition and results of operations; or, if COI fails to generate sufficient consolidated net income in future periods or to have other funds available to upstream to COMFORCE under the restricted payments test of the Senior Notes indenture.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 26, 2004. There has been no material change in the disclosure regarding market risk.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Since the date of the filing of the Company’s Annual Report on Form 10-K for the year ended December 26, 2004, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

10.1	Amendment No. 3 to Revolving Credit and Security Agreement dated as of February 3, 2005 among the Company and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders (filed as an exhibit to the Company’s Current Report on Form 8-K filed February 9, 2005 and incorporated herein by reference).

31.1	Rule 13a-14(a) certification of chief executive officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) certification of chief financial officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of chief executive officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of chief financial officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMFORCE Corporation

By:	/s/ Harry V. Maccarrone
Harry V. Maccarrone,
Executive Vice President and Chief Financial Officer

Date: May 4, 2005