Form 10-Q
period 2005-06-26
COMFORCE CORP
filed 2005-08-04
CIK 6814

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2005
Common stock, $.01 par value	16,909,513 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 26, 2005	December 26, 2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$6,506	$15,233
Accounts receivable, net	88,416	70,322
Funding and service fees receivable, net	14,407	21,822
Prepaid expenses and other current assets	3,864	3,488
Deferred income taxes, net	2,404	2,404

Total current assets	115,597	113,269

Deferred income taxes, net	1,281	1,281
Property and equipment, net	5,728	6,293
Intangible assets, net	60	81
Goodwill, net	32,073	32,073
Deferred financing costs, net	1,165	1,464
Other assets	145	188

Total assets	$156,049	$154,649

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,400	$4,325
Accrued expenses	63,964	62,926

Total current liabilities	66,364	67,251

Long-term debt	118,868	117,227
Other liabilities	—	6

Total liabilities	185,232	184,484

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 16,909,513 and 16,689,496 shares issued and outstanding at June 26, 2005 and December 26, 2004, respectively	169	167
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized; 6,148 shares issued and outstanding at June 26, 2005 and December 26, 2004, with an aggregate liquidation preference of $7,236 at June 26, 2005	4,304	4,304
Series 2003B, 3,500 shares authorized; 513 shares issued and outstanding at June 26, 2005 and December 26, 2004, with an aggregate liquidation preference of $581 at June 26, 2005	513	513
Series 2004A, 15,000 shares authorized; 6,737 shares issued and outstanding at June 26, 2005 and December 26, 2004, with an aggregate liquidation preference of $7,021 at June 26, 2005	10,264	10,264
Additional paid-in capital	47,582	47,193
Accumulated other comprehensive income	155	153
Accumulated deficit	(92,170)	(92,429)

Total stockholders’ deficit	(29,183)	(29,835)

Total liabilities and stockholders’ deficit	$156,049	$154,649

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net sales of services	$134,909	$117,558	$258,603	$224,999

Costs and expenses:
Cost of services	115,116	99,864	221,919	190,864
Selling, general and administrative expenses	15,104	13,543	28,808	26,211
Depreciation and amortization	878	997	1,724	2,026

Total costs and expenses	131,098	114,404	252,451	219,101

Operating income	3,811	3,154	6,152	5,898

Other income (expense):
Interest expense	(2,738)	(3,014)	(5,563)	(6,170)
(Loss) gain on debt extinguishment	(253)	—	(253)	1,971
Other expense, net	(32)	(15)	(7)	(57)

	(3,023)	(3,029)	(5,823)	(4,256)

Income from continuing operations before income taxes	788	125	329	1,642
Provision for income taxes	380	60	171	773

Income from continuing operations	408	65	158	869

Income (loss) from discontinued operations, net of tax benefit of $16 in 2004	101	—	101	(17)

Net income	$509	$65	$259	$852

Dividends on preferred stock	250	125	500	250

Net income (loss) available to common stockholders	$259	$(60)	$(241)	$602

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.00)	$(0.02)	$0.04
Income (loss) from discontinued operations	0.01	—	0.01	(0.00)

Net income (loss)	$0.02	$(0.00)	$(0.01)	$0.04

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.00)	$(0.02)	$0.04
Income (loss) from discontinued operations	0.00	—	0.01	(0.00)

Net income (loss)	$0.01	$(0.00)	$(0.01)	$0.04

Weighted average common shares outstanding, basic	16,910	16,669	16,834	16,664

Weighted average common shares outstanding, diluted	18,279	16,669	16,834	17,953

The accompanying notes are an integral part of the unaudited consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months ended
	June 26, 2005	June 27, 2004
Cash flows from operating activities:
Net income	$259	$852
(Income) loss from discontinued operations	(101)	17

	$158	$869
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,704	1,996
Amortization of intangible assets	21	30
Amortization of deferred financing fees	269	284
Net recoveries of bad debts	(213)	—
Interest expense paid by the issuance of convertible notes	52	297
Loss (gain) on repurchase of senior notes	253	(1,971)
Equity-based consulting expense	30	—
Tax benefit from stock option exercises	156	1
Changes in assets and liabilities, net of effects of dispositions of businesses:
Accounts, funding and service fees receivable	(10,465)	(8,141)
Prepaid expenses and other current assets	(626)	942
Accounts payable and accrued expenses	(801)	527
Income tax receivable	169	44

Net cash used in continuing operations	(9,293)	(5,122)
Net cash used in discontinued operations	—	(421)

Net cash used in operating activities	(9,293)	(5,543)

Cash flows from investing activities:
Purchases of property and equipment	(1,139)	(663)
Cash proceeds from sale of niche telecom operations, net of cash transferred	225	1,762

Net cash (used in) provided by investing activities	(914)	1,099

Cash flows from financing activities:
Net borrowings under line of credit agreements	10,589	10,792
Repurchase of Senior Notes	(9,154)	(11,310)
Debt financing costs	(63)	(24)
Proceeds from exercise of stock options	199	31
Net repayments under capital lease obligations	(91)	(154)

Net cash provided by (used in) financing activities	1,480	(665)

Net decrease in cash and cash equivalents	(8,727)	(5,109)
Cash and cash equivalents at beginning of period	15,233	7,598

Cash and cash equivalents at end of period	$6,506	$2,489

Supplemental disclosures:
Cash paid for:
Interest	$4,838	$5,052
Income taxes	731	419

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

The accompanying unaudited interim consolidated financial statements of COMFORCE and its subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004. The results for the three and six month periods ended June 26, 2005 are not necessarily indicative of the results of operations for the entire year.

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

3. STOCK COMPENSATION PLANS

The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized in the statements of operations for any options granted to employees, officers or directors since the exercise price of options was equal to or greater than the market value of the common stock on the date of grant. Had compensation cost been determined based upon the fair value of the stock options at grant date, consistent with the method in Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company’s net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net income (loss) available to common stockholders as reported	$259	$(60)	$(241)	$602
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	385	7	502	14

Pro forma net (loss) income	$(126)	$(67)	$(743)	$588

Income (loss) per share:
Basic - as reported	$0.02	$(0.00)	$(0.01)	$0.04
Basic - pro forma	(0.01)	(0.00)	(0.04)	0.04

Diluted - as reported	$0.01	$(0.00)	$(0.01)	$0.04
Diluted - pro forma	(0.01)	(0.00)	(0.04)	0.04

4. DEBT

Long-term debt at June 26, 2005 and December 26, 2004 consisted of (in thousands):

	June 26, 2005	December 26, 2004
12% Senior Notes, due 2007	$55,410	$64,410
8% Subordinated Convertible Note, due 2009	1,351	1,299
Revolving line of credit, due June 24, 2007, with interest payable at prime and LIBOR plus 2.0% with a weighted average rate of 5.52% at June 26, 2005 and 4.93% at December 26, 2004	62,107	51,518

Total long-term debt	$118,868	$117,227

Required principal payments of long-term debt are as follows (in thousands):

2007	$117,517
2009	1,351

Total	$118,868

PNC Credit Facility: COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, entered into an $85.0 million Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”) and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions. The Company entered into the PNC Credit Facility in June 2003 and it has been subject to various amendments. At June 26, 2005, the Company had remaining availability, as defined in the agreement, under the PNC Credit Facility of $10.6 million.

On May 13, 2005, the PNC Credit Facility was amended to lower the interest rates calculated in reference to LIBOR. As amended, borrowings under the PNC Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (1) the greater of the federal funds rate plus 0.5% or the base commercial lending rate of PNC as announced from time to time, or (2) LIBOR plus a specified margin, determined as follows:

Fixed charge coverage ratio	Margin (%)
greater than 1.50:1.00	1.75
greater than 1.30:1.00 to 1.50:1.00	2.00
greater than 1.05:1.00 to 1.30:1.00	2.25
equal to or less than 1.05:1.00	2.50

The PNC Credit Facility also provides for a commitment fee of 0.375% of the unused portion of the facility. The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The May 13, 2005 amendment also reduced the lenders’ audits of the Company at the Company’s expense from three to two per calendar year, subject to specified exceptions. The agreements evidencing the PNC Credit Facility contain various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The maturity date of the PNC Credit Facility is June 24, 2007. The Company was in compliance with all financial covenants under the PNC Credit Facility at June 26, 2005.

The PNC Credit Facility was previously amended in September 2004 to increase the Company’s flexibility to draw funds to repurchase its 12% Senior Notes due December 1, 2007 (the “Senior Notes”). As amended, the Company is permitted to repurchase or prepay Senior Notes so long as the remaining availability under the PNC Credit Facility, as defined in the agreement, is at least $7.5 million for the specified measurement period. In addition, the annual $15.0 million limit on repurchases of Senior Notes was modified to permit the carryover from any prior calendar year of any unused portion of this amount, so long as the other criteria for borrowing are then satisfied.

As of June 26, 2005, the Company had outstanding $5.1 million of standby letters of credit under the PNC Credit Facility.

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

In April and May 2005, the Company repurchased an aggregate of $9.0 million principal amount of its Senior Notes for $9.2 million, utilizing available funds under the PNC Credit Facility. The Senior Notes were purchased from unrelated parties. As a result of these repurchases, the Company recognized a loss on debt extinguishment of $253,000 in the second quarter of 2005, including a reduction of $99,000 of deferred financing costs.

Convertible Note: The Company’s 8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”) is convertible into common stock at $1.70 per share.

On December 8, 2004, the Company issued 6,737 shares of its Series 2004A Convertible Preferred Stock in exchange for $6,726,385 of its Convertible Note, plus accrued interest of $10,463, in a transaction with the Fanning CPD Assets, LP (the “Fanning Partnership”). This exchange eliminated $6.7 million of long-term debt while maintaining, under the terms of the 2004A Series Preferred Stock, the same common stock conversion rights as existed for the Convertible Note. As part of the transaction, the Convertible Note was restated at the principal amount of $1,299,402, and the terms were modified to permit the Company to pay interest in cash or kind, at its election, for the balance of the term of the Convertible Note. Under the terms of the Convertible Note prior to this amendment, interest was to be payable only in cash beginning with the interest payment due on June 1, 2005. The debt service costs associated with the Convertible Notes have been satisfied through additions to principal through June 1, 2005 (the most recent semi-annual interest payment date). During 2004 and the six months ended June 26, 2005, $605,000 and $50,000, respectively, of the Convertible Notes were issued at a conversion rate of $1.70 per share of common stock for payment of interest, which resulted in a beneficial conversion feature of $180,000 and $6,000, respectively, that increased deferred financing costs and paid-in capital. The Convertible Note may be prepaid in whole or in part, provided that the market value of the Company’s common stock exceeds $2.13 for a specified period of time and, for any prepayment prior to December 1, 2005, a prepayment premium must be paid of 2%, which decreases to 1% on December 1, 2005 and is eliminated for any period after November 30, 2006. Upon notice of prepayment, the holder has 10 days to convert the Convertible Notes.

5. INCOME (LOSS) PER SHARE

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed assuming the conversion of stock options and warrants with exercise prices less than the average market value of the Company’s common stock during the period, and the conversion of convertible debt and preferred stock into common stock to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted income (loss) per share computations (in thousands):

	Three months ended		Six months ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Basic income (loss) per common share:

Income from continuing operations	$408	$65	$158	$869

Dividends on preferred stock:
Series 2003A	115	115	231	231
Series 2003B	10	10	19	19
Series 2004A	125	—	250	—

	250	125	500	250

Income (loss) available to common stockholders from continuing operations	$158	$(60)	$(342)	$619

Weighted average common shares outstanding	16,910	16,669	16,834	16,664
Basic income (loss) per common share from continuing operations	$0.01	$(0.00)	$(0.02)	$0.04

Diluted income (loss) per common share:
Income (loss) available to common stockholders from continuing operations	$158	$(60)	$(342)	$619
Dividends on preferred stock :
Series 2003B	10	—	—	19

Income (loss) for purposes of computing diluted income per share from continuing operations	$168	$(60)	$(342)	$638

Weighted average common shares outstanding	16,910	16,669	16,834	16,664
Dilutive stock options	312	—	—	312

Assumed conversion of Preferred
Stock—Series 2003B	1,057	—	—	977

Weighted average common shares outstanding for purposes of computing diluted income per share	18,279	16,669	16,834	17,953

Diluted income (loss) per common share from continuing operations	$0.01	$(0.00)	$(0.02)	$0.04

The following shares of common stock were excluded from the above calculations as their effect would have been anti-dilutive: As of June 26, 2005, 795,000 shares of common stock issuable upon conversion of the Convertible Note; 6,891,000 shares issuable upon conversion of the Series 2003A Preferred Stock; and 4,130,000 shares issuable upon the conversion of the Series 2004A Preferred Stock. Options and warrants to purchase 4.3 million and 2.0 million shares of common stock were outstanding as of June 26, 2005 and June 27, 2004, respectively, but were not included in the computation of diluted income (loss) per share because their effect would be anti-dilutive.

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

The table below presents information on the revenues and operating contribution for each segment for the three and six months ended June 26, 2005 and June 27, 2004, and items which reconcile segment operating contribution to COMFORCE’s reported income (loss) from continuing operations before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net sales of services:
Human Capital Management Services	$77,640	$65,605	$149,326	$123,332
Staff Augmentation	56,148	49,588	106,962	97,665
Financial Outsourcing Services	1,121	2,365	2,315	4,002

	$134,909	$117,558	$258,603	$224,999

Operating contribution:
Human Capital Management Services	$3,040	$2,589	$5,577	$5,190
Staff Augmentation	5,407	3,885	8,771	7,558
Financial Outsourcing Services	799	1,773	1,889	3,002

	9,246	8,247	16,237	15,750

Consolidated expenses:
Corporate general and administrative expenses	4,557	4,096	8,361	7,826
Depreciation and amortization	878	997	1,724	2,026
Interest and other, net	2,770	3,029	5,570	6,227
Loss (gain) on debt extinguishment	253	—	253	(1,971)

	8,458	8,122	15,908	14,108

Income from continuing operations before income taxes	$788	$125	$329	$1,642

	June 26, 2005	December 26, 2004
Total assets:
Staff Augmentation	$60,127	$59,399
Human Capital Management Services	60,362	42,996
Financial Outsourcing Services	14,407	21,822
Corporate	21,153	30,432

	$156,049	$154,649

7. NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R), Share Based Payment (“SFAS 123(R)”). This statement replaces SFAS No. 123, Accounting for Stock Based Compensation and supercedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all stock based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant date fair value of the stock options or other equity instruments. SFAS 123(R) will be effective for annual periods beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, on a quarterly basis it is currently evaluating the impact this statement will have on its consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

8. RECLASSIFICATIONS

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

9. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three months ended		Six months ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net income, as reported	$509	$65	$259	$852
Foreign currency translation adjustment	(7)	(17)	2	(26)

Total comprehensive income	$502	$48	$261	$826

10. CONTINGENCIES

One of the Company’s significant Staff Augmentation customers (with revenues from the contract with this customer representing approximately 6% of consolidated revenues for fiscal 2004 and approximately 3.6 % of revenues for the first six months of fiscal 2005) is evaluating whether the use of contingent labor is consistent with its business model. This customer subsequently advised the Company that it would significantly reduce its utilization of contract labor, including the Company’s employees, beginning in the fourth quarter of 2004 and continuing through the end of the first quarter 2005. However, the proposed reductions have not been fully implemented as of the end of the second fiscal quarter of 2005, and management of the Company does not currently believe that any further significant reductions in staffing under this arrangement will be made at least until the first quarter of 2006.

In addition, in accordance with the terms of the contract, this customer is auditing the payments made under the contract with the Company for 2003. Management does not believe any adjustment to the Company’s fees under this contract is warranted; however, any future adjustment is not estimable.

11. SALE OF NICHE TELECOM OPERATIONS

Effective as of March 1, 2004, COMFORCE sold an 80% interest in two telecom subsidiaries in the Staff Augmentation segment and sold its remaining 20% minority interest in these companies by June 29, 2004. These subsidiaries operated in the customer premise equipment services niche of the telecom sector, a niche that was outside of the Company’s core competency in telecom. The buyer, Spears Holding Company, Inc. (“Spears”), is controlled by an individual who was one of the principals of these companies when they were sold to COMFORCE in 1998. Revenues for the subsidiaries that were sold represented less than 3.5% of the Company’s consolidated revenues in fiscal 2003. All cash proceeds received by the Company to date from this sale have been used to pay down bank debt. The total consideration was a combination of cash, short-term promissory notes and long-term promissory notes, as follows:

•	In respect of the 80% interest, $500,000 was received in cash at closing with $1,150,000 evidenced by the buyer’s short-term promissory notes providing for the payment of $950,000 by March 31, 2004 and $200,000 by April 30, 2004, which amounts were paid timely. The balance of the purchase price for the 80% interest is payable under the terms of the buyer’s long-term promissory note due on March 1, 2009 in the principal amount of $2,960,000, which provided for monthly payments of interest only in the first year, with principal and interest payable monthly in arrears thereafter, with interest computed at the prime rate plus 1.25% and principal amortizing on a seven-year schedule with a balloon payment of the remaining principal due at maturity.

•	The Company sold an additional 8% interest on May 30, 2004 for $304,000 in cash and an additional long-term promissory note due March 1, 2009 in the principal amount of $296,000 under the same terms of the long-term promissory note received in exchange for the 80% interest above.

•	The Company sold the remaining 12% interest on June 29, 2004 in exchange for $644,000 in cash as well as an additional buyer’s long-term promissory note due March 1, 2009 in the principal amount of $444,000 under the same terms of the long-term note received in exchange for the 80% interest above.

These long-term notes in the total principal amount of $3.7 million ($3.6 million as of July 1, 2005), were valued at $1.4 million by an independent valuation firm. The sale resulted in a gain of $1,102,000, which represented the excess of the net proceeds (cash and short-term notes of $2,598,000 plus the fair value of the long-term notes of $1,400,000, less transaction costs of $144,000), over the net book value of the net assets of the business sold of $2,752,000. The Company did not recognize a gain on this transaction until the cash payments it received exceeded its investment ($2,896,000) in the business sold. The cash received under the sale agreement, including principal and interest on the notes, was recorded as a reduction of, and, during the second quarter of 2005, has eliminated the balance in net assets held for sale. The cash received in excess of net assets held for sale has been recorded as a gain from the sale of discontinued operations that resulted in income from discontinued operations for the three and six months ended June 26, 2005 of $101,000. Additional cash received by the Company in future periods, if any, will be recorded as an additional gain from the sale of discontinued operations up to the amount of the $1,102,000 gain. If and when the entire gain has been recognized, additional cash receipts, if any, will be recorded as interest income within other income from continuing operations. The deferred gain has been reflected as an offset to the related notes receivable in the accompanying balance sheets.

In accordance with SFAS 144, the results of operations from the sale of the Company’s niche telecom operations have been recorded as discontinued operations. The net loss from discontinued operations was $17,000 for the six month period ended June 27, 2004.

On or about June 29, 2005 the Company received a copy of a notice to Spears from Spears’ senior lender. The notice stated that defaults had occurred and were continuing under Spears’ credit agreement with the senior lender. Spears subsequently failed to make the payments of principal and interest that were due and payable on July 1, 2005 under the long-term notes it issued to the Company as part of the consideration for the telecom businesses.

The long-term notes from Spears to the Company are subject to a subordination agreement between the Company, Spears and Spears’ senior lender. Under that agreement, among other things, the Company cannot accept payments under the long-term notes from Spears if there is a default under the senior lender’s credit agreement with Spears, subject to a 180-day standstill period after which the Company can take action to enforce its rights under these long-term notes. On July 5, 2005, the Company gave notice of the default under Spears’ credit agreement with the senior lender, commencing the running of the 180-day standstill period. The Company also has the right to enforce a keep well agreement between the individual who controls Spears, and the senior lender and is in the process of taking action to enforce that right. There can be no assurance that any of these actions will result in the cure of Spears’ defaults to its senior lender or the Company, or any further payments to the Company.

12. SUBSEQUENT EVENTS

See note 11 for a discussion of a default under the long-term promissory notes payable to the Company by Spears.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below supplements the information found in the unaudited consolidated financial statements and related notes of COMFORCE Corporation (“COMFORCE”) and its wholly-owned subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”).

Overview and Recent Developments

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employment related expenses for its employees, including workers compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company offers health, dental, 401(k), disability and life insurance to its eligible billable employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, often resulting in significant outstanding receivables. To the extent the Company grows, these receivables will increase and there will be greater requirements for borrowing availability under its credit facility to fund current operations.

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

As previously reported in its periodic reports, one of the Company’s significant Staff Augmentation customers (with revenues from the contract with this customer representing approximately 6% of consolidated revenues for fiscal 2004 and approximately 3.6% of revenues for the first six months of fiscal 2005) is evaluating whether the use of contingent labor is consistent with its business model. This customer subsequently advised the Company that it would significantly reduce its utilization of contract labor, including the Company’s employees, beginning in the fourth quarter of 2004 and continuing through the end of the first quarter 2005. However, the proposed reductions have not been fully implemented as of the end of the second fiscal quarter of 2005, and management of the Company does not currently believe that any further significant reductions in staffing under this arrangement will be made at least until the first quarter of 2006.

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

Results of Operations

Three Months ended June 26, 2005 compared to Three Months ended June 27, 2004

Net sales of services for the three months ended June 26, 2005 were $134.9 million, which represents a 14.8% increase from the $117.6 million in net sales of services realized for the three months ended June 27, 2004. Net sales of services in the Human Capital Management Services segment increased by $12.0 million or 18.3%, due to an increase in services provided to existing clients. Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary. In the Staff Augmentation segment, the increase of $6.6 million or 13.2% is principally attributable to services provided to information technology, technical and telecom customers. Net sales of services were lower by $1.2 million or 52.6% in the Financial Outsourcing Services segment, principally due to a reduction in the number of customers, in addition to non-recurring items included in 2004, which included liquidated damages paid by a customer to the Company for early termination of that customer’s contract with the Company.

Cost of services for the three months ended June 26, 2005 was 85.3% of net sales of services as compared to cost of services of 84.9% of net sales of services for the three months ended June 27, 2004. The cost of services as a percentage of net sales for the second quarter of fiscal 2005 increased from the second quarter of fiscal 2004 principally as a result of higher growth in Human Capital Management Services which have a higher cost of services as a percentage of net sales of services and a reduction in the number of clients serviced under the Financial Outsourcing Services segment, partially offset by a reduction in accrued workers compensation liabilities based upon favorable claims experience.

Selling, general and administrative expenses as a percentage of net sales of services were 11.2% for the three months ended June 26, 2005, compared to 11.5% for the three months ended June 27, 2004. Since the first quarter of 2003, management’s on-going initiatives to contain selling, general and administrative costs and improve back office efficiencies have enabled the Company to increase sales at a rate greater than the rate of the increase in selling, general and administrative expenses, which has contributed to the Company’s overall improvement in selling, general and administrative expenses as a percentage of net sales. The $1.6 million increase in selling, general and administrative expenses is primarily due to an increase in variable costs, primarily personnel costs and commissions, associated with the increase of sales discussed above.

Operating income for the three months ended June 26, 2005 was $3.8 million as compared to operating income of $3.2 million for the three months ended June 27, 2004. The Company’s higher operating income for the 2005 period is principally due to an increase in net sales of services, partially offset by an increase in cost of services and selling, general and administrative expenses discussed above.

The Company’s interest expense for the three months ended June 26, 2005 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $2.7 million for the second quarter of 2005 was lower as compared to the interest expense of $3.0 million for the second quarter of 2004. This reduction was principally due to the exchange and repurchase of $6.7 million of Convertible Notes and $18.1 million of Senior Notes during 2004, and the repurchase of $9.0 million of Senior Notes in the second quarter of 2005. These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average outstanding balances and interest rates in the second quarter of 2005. See “Financial Condition, Liquidity and Capital Resources” in this Item 2.

As a result of the Company’s repurchase of Senior Notes during the second quarter of 2005, the Company recognized a loss on debt extinguishment of $253,000, including a reduction of $99,000 of deferred financing costs. The purpose of these transactions was to improve the Company’s balance sheet through the elimination of higher interest rate debt.

The income tax provision for the second quarter of 2005 was $380,000 (a rate of 48.2%) on income from continuing operations before income taxes of $788,000. The income tax provision for the second quarter of 2004 was $60,000 (a rate of 48.0%) on income from continuing operations before income taxes of $125,000. The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for the respective periods relates primarily to state income taxes and a disallowance for non-deductible expenses.

In accordance with SFAS 144, the results of operations from the sale of the Company’s niche telecom operations (as described in note 11 to the consolidated financial statements) have been recorded as discontinued operations. The net income from discontinued operations was $101,000 for the quarter ended June 26, 2005, which represented the gain from the sale of discontinued operations for the excess of the cash received from the sale through June 26, 2005 over the carrying value of the net assets sold.

Six Months ended June 26, 2005 compared to Six Months ended June 27, 2004

Net sales of services for the six months ended June 26, 2005 were $258.6 million, which represents a 14.9% increase from the $225.0 million in net sales of services realized for the six months ended June 27, 2004. Net sales of services in the Human Capital Management Services segment increased by $26.0 million or 21.1%, due to an increase in services provided to existing clients. Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary. In the Staff Augmentation segment, the increase of $9.3 million, or 9.5%, is principally attributable to services provided to information technology and technical customers, partially offset by a decline in services provided to telecom customers. Sales of services were lower by $1.7 million, or 42.2% in the Financial Outsourcing Services segment, principally due to a reduction in the number of customers.

Cost of services for the six months ended June 26, 2005 was 85.8% of net sales of services as compared to cost of services of 84.8% of net sales of services for the six months ended June 27, 2004. The cost of services as a percentage of net sales for the first six months of fiscal 2005 increased from the first six months of fiscal 2004 principally as a result of increased competitive pricing, higher growth in Human Capital Management Services which have a higher cost of services as a percentage of net sales of services and a reduction in the number of clients serviced under the Financial Outsourcing Services segment, partially offset by a reduction in accrued workers compensation liabilities based upon favorable claims experience.

Selling, general and administrative expenses as a percentage of net sales of services were 11.1% for the six months ended June 26, 2005, compared to 11.6% for the six months ended June 27, 2004. Since the first quarter of 2003, management’s on-going initiatives to contain selling, general and administrative costs and improve back office efficiencies have enabled the Company to increase sales at a rate greater than the rate of the increase in selling, general and administrative expenses, which has contributed to the Company’s overall improvement in selling, general and administrative expenses as a percentage of net sales. The $2.6 million increase in selling, general and administrative expenses is primarily due to an increase in variable costs, primarily personnel costs and commissions, associated with the increase of sales discussed above.

Operating income for the six months ended June 26, 2005 was $6.2 million as compared to operating income of $5.9 million for the six months ended June 27, 2004. The Company’s higher operating income for the 2005 period is principally due to an increase in net sales of services, partially offset by an increase in the cost of services and selling, general, and administrative expenses discussed above .

The Company’s interest expense for the six months ended June 26, 2005 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $5.6 million for the first six months of 2005 was lower as compared to the interest expense of $6.2 million for the first six months of 2004. This reduction was principally due to the exchange and repurchase of $6.7 million of Convertible Notes and $18.1 million of Senior Notes during 2004, and the repurchase of $9.0 million of Senior Notes in the second quarter of 2005. These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average outstanding balances and interest rates in the first six months of 2005. See “Financial Condition, Liquidity and Capital Resources” in this Item 2.

As a result of the Company’s repurchase of Senior Notes during the second quarter of 2005, the Company recognized a loss on debt extinguishment of $253,000, including a reduction of $99,000 of deferred financing costs. The Company’s repurchase of Senior Notes during the first six months of 2004, resulted in a gain on debt extinguishment of $2.0 million, including a reduction of $219,000 of deferred financing costs. The purpose of these transactions was to improve the Company’s balance sheet through the elimination of higher interest rate debt.

The income tax provision for the first six months of 2005 was $171,000 (a rate of 52.0%) on income from continuing operations before income taxes of $329,000. The income tax provision for the first six months of 2004 was $773,000 (a rate of 47.1%) on income from continuing operations before income taxes of $1.6 million. The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for the respective periods relates primarily to state income taxes and a disallowance for non-deductible expenses.

In accordance with SFAS 144, the results of operations from the sale of the Company’s niche telecom operations (as described in note 11 to the consolidated financial statements) have been recorded as discontinued operations. The net income from discontinued operations was $101,000 for the six months ended June 26, 2005, which represented the gain from the sale of discontinued operations for the excess of the cash received from the sale through June 26, 2005 over the carrying value of the net assets sold, and the net loss from discontinued operations was ($17,000) for the six months ended June 27, 2004.

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

Off-Balance Sheet and Contractual Obligations: During the six months ended June 26, 2005, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below. The following table represents contractual commitments associated with operating lease agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2005	2006	2007	2008	Thereafter
Operating Leases	$1,375	$2,052	$1,507	$1,212	$1,621
PNC Credit Facility—principal repayments	—	—	62,107	—	—
Senior Notes - principal repayments	—	—	55,410	—	—
Convertible Note - principal repayments	—	—	—	—	1,351

Total	$1,375	$2,052	$119,024	$1,212	$2,972

The Company also had standby letters of credit outstanding at June 26, 2005 in the aggregate amount of $5.1 million.

COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, entered into an $85.0 million PNC Credit Facility with PNC, as a lender and administrative agent and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions. The Company entered into the PNC Credit Facility in June 2003 and it has been subject to various amendments. At June 26, 2005, the Company had remaining availability, as defined in the agreement, of $10.6 million.

On May 13, 2005, the PNC Credit Facility was amended to lower the interest rates calculated in reference to LIBOR. As amended, borrowings under the PNC Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (1) the greater of the federal funds rate plus 0.5% or the base commercial lending rate of PNC as announced from time to time, or (2) LIBOR plus a specified margin, determined as follows:

Fixed charge coverage ratio	Margin (%)
greater than 1.50:1.00	1.75
greater than 1.30:1.00 to 1.50:1.00	2.00
greater than 1.05:1.00 to 1.30:1.00	2.25
equal to or less than 1.05:1.00	2.50

The PNC Credit Facility also provides for a commitment fee of 0.375% of the unused portion of the facility. The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The May 13, 2005 amendment also reduced the lenders’ audits of the Company at the Company’s expense from three to two per calendar year, subject to specified exceptions. The agreements evidencing the PNC Credit Facility contain various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The maturity date of the PNC Credit Facility is June 24, 2007. The Company was in compliance with all financial covenants under the PNC Credit Facility at June 26, 2005.

During the six months ended June 26, 2005, the Company used $9.3 million of cash in continuing operations. Cash and cash equivalents decreased $8.7 million during the six months ended June 26, 2005. The reduction of cash primarily resulted from a $10.5 million increase in accounts receivable, $1.1 million of capital expenditures and the repurchase of $9.2 million of Senior Notes which was partially offset by an increase of $10.6 million of cash from net borrowings under the PNC Credit Facility. The increase in accounts receivable resulted from the increase in net sales of services.

At June 26, 2005, the Company had outstanding $62.1 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 5.52% per annum. At such date, the Company had remaining availability of $10.6 million, as defined in the agreement, under the PNC Credit Facility.

At June 26, 2005, the Company also had outstanding (i) $55.4 million principal amount of Senior Notes bearing interest at 12% per annum and (ii) $1.4 million principal amount of Convertible Notes bearing interest at 8% per annum.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI. Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE. The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the indenture, the most significant component of which is based upon 50% of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997. Principally as a result of distributions made, and losses incurred by COI in prior years, COI can make no distributions to

COMFORCE based upon the cumulative net income provisions of the indenture until COI generates net income of approximately $11.2 million. However, COMFORCE has approximately $1.6 million available at June 26, 2005 from proceeds it has generated from the sale of stock, principally upon the exercise of options and warrants. This $1.6 million may be used by COMFORCE to pay interest and principal on the Convertible Notes or for other business purposes.

The Company has made significant progress in improving its capital structure through the elimination of long-term debt through the purchase or exchange of Senior Notes, Convertible Notes and other instruments. Since June 2000, the Company has reduced its public debt from $138.8 million to $55.4 million. As a result, COMFORCE has reduced its annualized interest expense by approximately $9.2 million, including by borrowing at the lower rates available under the PNC Credit Facility to effectuate repurchases of long-term debt and by exchanging preferred stock and lower interest rate Convertible Notes for public debt.

The Company’s Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at June 26, 2005 there were cumulated, unpaid and undeclared dividends of $1.1 million on the Series 2003A Preferred Stock, $68,000 on the Series 2003B Preferred Stock and $284,000 on the Series 2004A Preferred Stock.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements through the end of 2005. Thereafter, if the Company experiences further growth in its businesses, it would then consider increasing the availability under the PNC Credit Facility or pursuing other financing alternatives. The Company was in compliance with all financial covenants under the PNC Credit Facility at June 26, 2005 and expects to remain in compliance for the next 12 months. In the event that the Company is unable to meet any of such covenants, it will request a modification (or waiver) of such covenants.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (R), Share Based Payment (“SFAS 123(R)”). This statement replaces SFAS No. 123, Accounting for Stock Based Compensation and supercedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all stock based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant date fair value of the stock options or other equity instruments. SFAS 123 (R) will be effective for annual periods beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, on a quarterly basis (see “Note 3—Stock Compensation Plans”), it is currently evaluating the impact this statement will have on its consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe that the adoption of SFAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 9, 2004, the annual meeting of the stockholders of the Company was held. At this meeting, the stockholders voted (1) to elect directors for a term of one year, (2) to amend the COMFORCE Corporation 2002 Stock Option Plan to increase the number of option shares available for issuance to officers, directors, key employees and agents from 1,000,000 to 2,000,000, and (3) to ratify the appointment of KPMG LLP as the Company’s independent certified public accountants for the fiscal year ending December 25, 2005.

In the election of directors, the following individuals were elected to the board of directors upon the vote shown below. Voting in the election of directors is considered to be a routine matter on which the street name holders are permitted to cast votes without instruction from the beneficial owners of the shares.

Nominee	For	Withheld
John C. Fanning	16,189,505	452,144
Harry V. Maccarrone	16,079,444	562,205
Rosemary Maniscalco	15,960,514	681,135
Kenneth J. Daley	16,086,224	555,425
Daniel Raynor	16,195,409	446,240
Gordon Robinett	15,991,739	649,910
Pierce J. Flynn	16,195,272	446,377

The proposal to amend the COMFORCE Corporation 2002 Stock Option Plan was not approved because the Company has historically treated broker non-votes and abstentions as if they were votes against a proposal. A significant number of broker non-votes were received in respect of this non-routine proposal due to the failure of beneficial owners of the shares to instruct their brokers (the street name holders) on how to vote their shares. In the future, the Company intends to disregard broker non-votes as permitted under Delaware law in the view that this approach will better reflect the wishes of the Company’s stockholders. The votes on this proposal were cast as follows:

For	Against	Abstentions	Broker Non-Votes
8,239,918	657,175	8,122	7,837,214

The proposal to ratify the appointment of KPMG LLP as the Company’s independent certified public accountants was approved. Voting to ratify the appointment of auditors is considered to be a routine matter on which the street name holders are permitted to cast votes without instruction from the beneficial owners of the shares. The votes on this proposal were cast as follows:

For	Against	Abstentions
16,481,468	154,811	5,370

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

10.1	Amendment No. 4 to Revolving Credit and Security Agreement dated as of May 13, 2005 among the Registrant and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K filed May 18, 2005).

31.1	Rule 13a-14(a) certification of chief executive officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) certification of chief financial officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of chief executive officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of chief financial officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMFORCE Corporation

/s/ Harry V. Maccarrone
Harry V. Maccarrone
Executive Vice President and Chief Financial Officer

Date: August 4, 2005