Form 10-Q
period 2005-09-25
COMFORCE CORP
filed 2005-11-04
CIK 6814

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-6081

COMFORCE Corporation

(Exact name of registrant as specified in its charter)

Delaware	36-2262248
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

415 Crossways Park Drive, P.O. Box 9006, Woodbury, NewYork 11797
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

Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the ExchangeAct).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2005
Common stock, $.01 par value	17,009,526 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 25, 2005	December 26, 2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,949	$15,233
Accounts receivable, net	94,486	70,322
Funding and service fees receivable, net	15,529	21,822
Prepaid expenses and other current assets	4,009	3,488
Deferred income taxes, net	2,404	2,404

Total current assets	121,377	113,269

Deferred income taxes, net	1,281	1,281
Property and equipment, net	5,478	6,293
Intangible assets, net	50	81
Goodwill, net	32,073	32,073
Deferred financing costs, net	1,017	1,464
Other assets	168	188

Total assets	$161,444	$154,649

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,722	$4,325
Accrued expenses	71,741	62,926

Total current liabilities	74,463	67,251

Long-term debt (including related party debt)	110,958	117,227
Other liabilities	—	6

Total liabilities	185,421	184,484

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 17,009,522 and 16,689,496 shares issued and outstanding at September 25, 2005 and December 26, 2004, respectively	170	167
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized; 6,148 shares issued and outstanding at September 25, 2005 and December 26, 2004, with an aggregate liquidation preference of $7,351 at September 25, 2005	4,304	4,304
Series 2003B, 3,500 shares authorized; 513 shares issued and outstanding at September 25, 2005 and December 26, 2004, with an aggregate liquidation preference of $590 at September 25, 2005	513	513
Series 2004A, 15,000 shares authorized; 6,737 shares issued and outstanding at September 25, 2005 and December 26, 2004, with an aggregate liquidation preference of $7,147 at September 25, 2005	10,264	10,264
Additional paid-in capital	47,703	47,193
Accumulated other comprehensive income	126	153
Accumulated deficit	(87,057)	(92,429)

Total stockholders’ deficit	(23,977)	(29,835)

Total liabilities and stockholders’ deficit	$161,444	$154,649

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Nine months Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Net sales of services	$139,066	$123,392	$397,669	$348,391

Costs and expenses:
Cost of services	118,438	105,854	340,357	296,718
Selling, general and administrative expenses	15,452	13,179	44,260	39,390
Depreciation and amortization	948	1,002	2,672	3,028

Total costs and expenses	134,838	120,035	387,289	339,136

Operating income	4,228	3,357	10,380	9,255

Other income (expense):
Interest expense	(2,783)	(2,983)	(8,346)	(9,153)
(Loss) gain on debt extinguishment	(37)	8	(290)	1,979
Other income, net	160	104	153	47

	(2,660)	(2,871)	(8,483)	(7,127)

Income from continuing operations before income taxes	1,568	486	1,897	2,128
(Benefit) provision for income taxes	(3,545)	354	(3,374)	1,127

Income from continuing operations	5,113	132	5,271	1,001

Income (loss) from discontinued operations, net of tax benefit of $16 in 2004	—	—	101	(17)

Net income	$5,113	$132	$5,372	$984

Dividends on preferred stock	254	125	754	375

Net income available to common stockholders	$4,859	$7	$4,618	$609

Basic income (loss) per common share:
Income from continuing operations	$0.29	$0.00	$0.27	$0.04
Income (loss) from discontinued operations	—	—	0.00	(0.00)

Net income	$0.29	$0.00	$0.27	$0.04

Diluted income (loss) per common share:
Income from continuing operations	$0.17	$0.00	$0.18	$0.04
Income (loss) from discontinued operations	—	—	0.00	(0.00)

Net income	$0.17	$0.00	$0.18	$0.04

Weighted average common shares outstanding, basic	16,917	16,684	16,862	16,671

Weighted average common shares outstanding, diluted	30,130	17,294	29,766	18,077

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended
	September 25, 2005	September 26, 2004
Cash flows from operating activities:
Net income	$5,372	$984
(Income) loss from discontinued operations	(101)	17

	$5,271	$1,001
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	2,641	2,988
Amortization of intangible assets	31	40
Amortization of deferred financing fees	399	426
Net recoveries of bad debts	(182)	—
Interest expense paid through issuance of convertible notes	52	297
Loss (gain) on repurchase of Senior Notes	290	(1,979)
Equity-based consulting expense	30	—
Tax benefit from stock option exercises	211	—
Changes in assets and liabilities, net of effects of dispositions of businesses:
Accounts, funding and service fees receivable	(17,716)	(16,439)
Prepaid expenses and other current assets	(796)	(820)
Accounts payable and accrued expenses	7,309	15,695
Income tax receivable	171	44

Net cash (used in) provided by continuing operations	(2,289)	1,253
Net cash used in discontinued operations	—	(421)

Net cash (used in) provided by operating activities	(2,289)	832

Cash flows from investing activities:
Purchases of property and equipment	(1,826)	(1,162)
Proceeds from sale of niche telecom operations, net of cash transferred	225	2,420

Net cash (used in) provided by investing activities	(1,601)	1,258

Cash flows from financing activities:
Net borrowings under line of credit agreements	5,279	8,860
Repurchase of Senior Notes	(11,767)	(12,559)
Debt financing costs	(68)	(24)
Proceeds from exercise of stock options	265	38
Net repayments under capital lease obligations	(103)	(223)

Net cash used in financing activities	(6,394)	(3,908)

Net decrease in cash and cash equivalents	(10,284)	(1,818)
Cash and cash equivalents at beginning of period	15,233	7,598

Cash and cash equivalents at end of period	$4,949	$5,780

Supplemental disclosures:
Cash paid for:
Interest	$5,854	$5,353
Income taxes	892	846

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited interim condensed consolidated financial statements of COMFORCE and its subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004. The results for the three and nine month periods ended September 25, 2005 are not necessarily indicative of the results of operations for the entire year.

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

3. STOCK COMPENSATION PLANS

The Company applies APB Opinion 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized in the statements of operations for any options granted to employees, officers or directors since the exercise price of options was equal to or greater than the market value of the common stock on the date of grant. Had compensation cost been determined based upon the fair value of the stock options at grant date, consistent with the method in Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company’s net income and net income per share would have been the pro forma amounts indicated below (in thousands):

	Three Months Ended		Nine months Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Net income available to common stockholders, as reported	$4,859	$7	$4,618	$609
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	—	7	502	21

Pro forma net income	$4,859	$—	$4,116	$588

Income per share:
Basic - as reported	$0.29	$0.00	$0.27	$0.04
Basic - pro forma	$0.29	$0.00	$0.24	$0.04

Diluted - as reported	$0.17	$0.00	$0.18	$0.04
Diluted - pro forma	$0.17	$0.00	$0.17	$0.03

4. DEBT

Long-term debt at September 25, 2005 and December 26, 2004 consisted of (in thousands):

	September 25, 2005	December 26, 2004
12% Senior Notes, due December 1, 2007	$52,810	$64,410
8% Subordinated Convertible Note, due 2009	1,351	1,299
Revolving line of credit, due June 24, 2007, with interest payable at prime plus 0.5% and/or LIBOR plus 2.0% with a weighted average rate of 5.88% at September 25, 2005 and 4.93% at December 26, 2004	56,797	51,518

Total long-term debt	$110,958	$117,227

Required principal payments of long-term debt are as follows (in thousands):

2007	$109,607
2009	1,351

Total	$110,958

PNC Credit Facility: COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, entered into an $85.0 million Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”) and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions. The Company entered into the PNC Credit Facility in June 2003 and it has been subject to various amendments. At September 25, 2005, the Company had remaining availability, as defined in the agreement, under the PNC Credit Facility of $20.3 million.

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

Fixed charge coverage ratio*	Margin(%)
greater than 1.50:1.00	1.75
greater than 1.30:1.00 to 1.50:1.00	2.00
greater than 1.05:1.00 to 1.30:1.00	2.25
equal to or less than 1.05:1.00	2.50

*	as defined in the PNC Credit Facility

The PNC Credit Facility also provides for a commitment fee of 0.375% of the unused portion of the facility. The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The May 13, 2005 amendment also reduced the lenders’ audits of the Company’s collateral at the Company’s expense from three to two per calendar year, subject to specified exceptions. The PNC Credit Facility contains various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The maturity date of the PNC Credit Facility is June 24, 2007. The Company was in compliance with all financial covenants under the PNC Credit Facility at September 25, 2005.

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

As of September 25, 2005, the Company had outstanding $5.4 million of standby letters of credit under the PNC Credit Facility.

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

In February, March and September 2004, the Company repurchased an aggregate of $14.8 million principal amount of its Senior Notes for $12.6 million in transactions with unrelated parties. As a result of these repurchases during the first and third quarters of 2004, the Company recognized an aggregate gain on debt extinguishment of $2.0 million in the first nine months of 2004, including a reduction of $237,000 of deferred financing costs.

In April, May and September 2005, the Company repurchased an aggregate of $11.6 million principal amount of its Senior Notes for $11.8 million, utilizing available funds under the PNC Credit Facility. The Senior Notes were purchased from unrelated parties. As a result of these repurchases, the Company recognized an aggregate loss on debt extinguishment of $290,000 in the first nine months of 2005, including a reduction of $123,000 of deferred financing costs.

In October 2005, the Company repurchased $1.0 million principal amount of its Senior Notes for $1.0 million, utilizing available funds under the PNC Credit Facility. The Senior Notes were purchased from unrelated parties. As a result, the Company expects to recognize a loss on debt extinguishment related to this repurchase in the fourth quarter of 2005.

Convertible Note: The Company’s 8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”) is convertible into common stock at $1.70 per share.

On December 8, 2004, the Company issued 6,737 shares of its Series 2004A Convertible Preferred Stock in exchange for $6,726,385 of its Convertible Note, plus accrued interest of $10,463, in a transaction with the Fanning CPD Assets, LP (the “Fanning Partnership”). This exchange eliminated $6.7 million of long-term debt while maintaining, under the terms of the 2004A Series Preferred Stock, the same common stock conversion rights as existed for the Convertible Note. As part of the transaction, the Convertible Note was restated at the principal amount of $1,299,402, and the terms were modified to permit the Company to pay interest in cash or kind, at its election, for the balance of the term of the Convertible Note. Under the terms of the Convertible Note prior to this amendment, interest was to be payable only in cash beginning with the interest payment due on June 1, 2005. The debt service costs associated with the Convertible Notes have been satisfied through additions to principal through June 1, 2005 (the most recent semi-annual interest payment date). During 2004 and the nine months ended September 25, 2005, $605,000 and $52,000, respectively, of the Convertible Notes were issued at a conversion rate of $1.70 per share of common stock for payment of interest, which resulted in a beneficial conversion feature of $180,000 and $6,000, respectively, that increased deferred financing costs and paid-in capital. The Convertible Note may be prepaid in whole or in part, provided that the market value of the Company’s common stock exceeds $2.13 for a specified period of time and, for any prepayment prior to December 1, 2005, a prepayment premium must be paid of 2%, which decreases to 1% on December 1, 2005 and is eliminated for any period after November 30, 2006. Upon notice of prepayment, the holder has 10 days to convert the Convertible Notes.

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

5. INCOME PER SHARE

Basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed assuming the conversion of stock options and warrants with exercise prices less than the average market value of the Company’s common stock during the period, and the conversion of convertible debt and preferred stock into common stock to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for basic and diluted income per share computations (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Basic income per common share:
Income from continuing operations	$5,113	$132	$5,271	$1,001

Dividends on preferred stock:
Series 2003A	115	115	346	346
Series 2003B	10	10	29	29
Series 2004A	129	—	379	—

	254	125	754	375

Income available to common stockholders from continuing operations	$4,859	$7	$4,517	$626

Weighted average common shares outstanding	16,917	16,684	16,862	16,671
Basic income per common share from continuing operations	$0.29	$0.00	$0.27	$0.04

Diluted income per common share:
Income available to common stockholders from continuing operations	$4,859	$7	$4,517	$626
Dividends on preferred stock :
Series 2003A	115	—	346	—
Series 2003B	10	—	29	29
Series 2004A	129	—	379	—

	254	—	754	29
After tax equivalent of interest expense on 8% convertible notes	16	—	48	—

Income for purposes of computing diluted income per share from continuing operations	$5,129	$7	$5,319	$655

Weighted average common shares outstanding	16,917	16,684	16,862	16,671
Dilutive stock options	317	610	443	438
Assumed conversion of 8% subordinated convertible notes	800	—	769	—
Assumed conversion of Preferred Stock:
Series 2003A	6,891	—	6,672	—
Series 2003B	1,075	—	1,039	968
Series 2004A	4,130	—	3,981	—

Weighted average common shares outstanding for purposes of computing diluted income per share	30,130	17,294	29,766	18,077

Diluted income per common share from continuing operations	$0.17	$0.00	$0.18	$0.04

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

Options and warrants to purchase 3.3 million and 2.0 million shares of common stock were outstanding as of September 25, 2005 and September 26, 2004, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

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

The table below presents information on the revenues and operating contribution for each segment for the three and nine months ended September 25, 2005 and September 26, 2004, and items which reconcile segment operating contribution to COMFORCE’s reported income from continuing operations before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Net sales of services:
Human Capital Management Services	$79,430	$70,097	$228,756	$193,429
Staff Augmentation	58,585	51,678	165,547	149,343
Financial Outsourcing Services	1,051	1,617	3,366	5,619

	$139,066	$123,392	$397,669	$348,391

Operating contribution:
Human Capital Management Services	$2,782	$2,336	$8,359	$7,526
Staff Augmentation	5,512	4,365	14,283	11,923
Financial Outsourcing Services	754	1,393	2,643	4,395

	9,048	8,094	25,285	23,844

Consolidated expenses:
Corporate general and administrative expenses	3,872	3,735	12,233	11,561
Depreciation and amortization	948	1,002	2,672	3,028
Interest and other, net	2,623	2,879	8,193	9,106
Loss (gain) on debt extinguishment	37	(8)	290	(1,979)

	7,480	7,608	23,388	21,716

Income from continuing operations before income taxes	$1,568	$486	$1,897	$2,128

	September 25, 2005	December 26, 2004
Total assets:
Staff Augmentation	$63,001	$59,399
Human Capital Management Services	63,558	42,996
Financial Outsourcing Services	15,529	21,822
Corporate	19,356	30,432

	$161,444	$154,649

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

8. RECLASSIFICATIONS

Certain reclassifications have been made to conform prior period amounts to the current period presentation.

9. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three months ended		Nine months ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Net income	$5,113	$132	$5,372	$984
Foreign currency translation adjustment	(29)	53	(27)	27

Total comprehensive income	$5,084	$185	$5,345	$1,011

10. LITIGATION AND CONTINGENCIES

As previously reported by the Company’s periodic reports, one of the Company’s significant Staff Augmentation customers (with revenues from the contract with this customer representing approximately 6% of consolidated revenues for fiscal 2004 and approximately 3.3% of revenues for the first nine months of fiscal 2005) is evaluating whether the use of contingent labor is consistent with its business model. This customer subsequently advised the Company that it would significantly reduce its utilization of contract labor, including the Company’s employees, beginning in the fourth quarter of 2004 and continuing through the end of the first quarter 2005. However, the proposed reductions have not been fully implemented as of the end of the third fiscal quarter of 2005, and management of the Company does not currently believe that any further significant reductions in staffing under this arrangement will be made at least through the first quarter of 2006.

In addition, in accordance with the terms of the contract, this customer is auditing the payments made under the contract with the Company for 2003. Management does not believe any adjustment to the Company’s fees under this contract is warranted.

The Company is currently undergoing audits for certain state and local tax returns. The results of these audits are not estimable at this time.

In July 2005, the Company’s subsidiary, COMFORCE Technical Services, Inc. (“CTS”) was served with an amended complaint in the suit titled Reyes V. East Bay Municipal Utility District, et al, filed in the Superior Court of California, Alameda County, in connection with a gasoline pipeline explosion in November 2004 that killed five workers and injured four others. As stated in the complaint, as part of a construction project to lay a water transmission line, a backhoe operator employed by a construction contractor (unaffiliated with CTS) struck and breached a gasoline pipeline, resulting in the explosion. The complaint names various persons involved in the construction project as defendants, including CTS. The complaint alleges, among other things, that CTS was negligent in failing to properly mark the location of the pipeline. The complaint does not specify monetary damages.

CTS was subsequently named as defendant in four other lawsuits concerning this accident in the Superior Court of California: Knox v. Mountain Cascade et al, Farley v. Mountain Cascade et al, Arias v. Kinder Morgan et al, and Angeles v. Kinder Morgan, et al. These actions have since been consolidated with the Reyes case in a single coordinated action styled as the Gas Pipeline Explosion Cases in the Superior Court of California, Contra Costa County.

CTS denies any responsibility for this accident. CTS has requested that its insurance carriers defend it in these actions. Management of CTS (and the Company) cannot estimate the amount of damages, if any, to which CTS may be liable. Following an investigation of the accident, Cal-OSHA issued citations to four of the contractors on the project, but declined to issue any citations against CTS.

The Company is a party to routine contract and employment-related litigation matters arising in the ordinary course of its business. Except as described above, there are no other pending matters, individually or in the aggregate, if adversely determined, which are believed by management to be material to the business or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional and medical malpractice insurance, fiduciary insurance and directors’ and officers’ liability insurance. The Company is generally self-insured with respect to workers compensation, but maintains excess workers compensation coverage to limit its maximum exposure to such claims.

The terms of certain customer service agreements provide that the Company will indemnify its customers regarding various employment matters, including Fair Labor Standards Act and co-employment liabilities. Such indemnification provisions are accounted for in accordance with FASB issued Statement No. 5, Accounting for Contingencies. For the three and nine months ended September 25, 2005, there have not been any significant claims under such indemnification provisions.

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

These long-term notes in the total principal amount of $3.7 million ($3.6 million as of July 1, 2005), were valued at $1.4 million by an independent valuation firm. The sale resulted in a gain of $1,102,000, which represented the excess of the net proceeds (cash and short-term notes of $2,598,000 plus the fair value of the long-term notes of $1,400,000, less transaction costs of $144,000), over the net book value of the net assets of the business sold of $2,752,000. The Company did not recognize a gain on this transaction until the cash payments it received exceeded its investment ($2,896,000) in the business sold. The cash received under the sale agreement, including principal and interest on the notes, was recorded as a reduction of, and, during the second quarter of 2005, had eliminated the balance in net assets held for sale. The cash received in excess of net assets held for sale has been recorded as a gain from the sale of discontinued operations that resulted in income from discontinued operations for the nine months ended September 25, 2005 of $101,000. Additional cash received by the Company in future periods, if any, will be recorded as an additional gain from the sale of discontinued operations up to the amount of the $1,102,000 gain. If and when the entire gain has been recognized, additional cash receipts, if any, will be recorded as interest income within other income from continuing operations.

In accordance with SFAS 144, the results of operations from the sale of the Company’s niche telecom operations have been recorded as discontinued operations. The net loss from discontinued operations was $17,000 for the nine month period ended September 26, 2004.

On or about June 29, 2005 the Company received a copy of a notice to Spears from Spears’ senior lender. The notice stated that defaults had occurred and were continuing under Spears’ credit agreement with its senior lender. Spears subsequently failed to make the payments of principal and interest that became due and payable since July 1, 2005 under the long-term notes it issued to the Company as part of the consideration for the telecom businesses.

The long-term notes from Spears to the Company are subject to a subordination agreement between the Company, Spears and Spears’ senior lender. Under that agreement, among other things, the Company cannot accept payments under the long-term notes from Spears if there is a default under the senior lender’s credit agreement with Spears, subject to a 180-day standstill period after which the Company can take action to enforce its rights under these long-term notes. On July 5, 2005, the Company gave notice of the default under Spears’ credit agreement with the senior lender, commencing the running of the 180-day standstill period. The Company also has the right to enforce a keep well agreement between the individual who controls Spears, and the senior lender and has brought an action to enforce that right. There can be no assurance that any of these actions will result in the cure of Spears’ defaults to its senior lender or the Company, or any further payments to the Company.

12. SUBSEQUENT EVENTS

As described in note 4, in October 2005, the Company repurchased an additional $1.0 million principal amount of its Senior Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below supplements the information found in the unaudited condensed consolidated financial statements and related notes of COMFORCE Corporation (“COMFORCE”) and its wholly-owned subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”).

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

Management of the Company has observed improvement in the business environment for staffing companies beginning in the first quarter of 2003. Recent industry statistics have generally supported management’s observations including, since the beginning of 2004, improvement in the rate of job creation in the United States; however management is unsure how long these trends will continue in the future.

As previously reported in its periodic reports, one of the Company’s significant Staff Augmentation customers (with revenues from the contract with this customer representing approximately 6% of consolidated revenues for fiscal 2004 and approximately 3.3% of revenues for the first nine months of fiscal 2005) is evaluating whether the use of contingent labor is consistent with its business model. This customer subsequently advised the Company that it would significantly reduce its utilization of contract labor, including the Company’s employees, beginning in the fourth quarter of 2004 and continuing through the end of the first quarter 2005. However, the proposed reductions have not been fully implemented as of the end of the third fiscal quarter of 2005, and management of the Company does not currently believe that any further significant reductions in staffing under this arrangement will be made at least through the first quarter of 2006.

In addition, in accordance with the terms of the contract, this customer is auditing the payments made under the contract with the Company for 2003. Management does not believe any adjustment to the Company’s fees under this contract is warranted.

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

Results of Operations

Three Months ended September 25, 2005 compared to Three Months ended September 26, 2004

Net sales of services for the three months ended September 25, 2005 were $139.1 million, which represents a 12.7% increase from the $123.4 million in net sales of services realized for the three months ended September 26, 2004. Net sales of services in the Human Capital Management Services segment increased by $9.3 million or 13.3%, due to an increase in services provided to existing clients. Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary. In the Staff Augmentation segment, the increase of $6.9 million or 13.4% is principally attributable to services provided to information technology and telecom customers. Net sales of services were lower by $565,000 or 35.0% in the Financial Outsourcing Services segment, principally due to a reduction in the number of customers.

Cost of services for the three months ended September 25, 2005 was 85.2% of net sales of services as compared to cost of services of 85.8% of net sales of services for the three months ended September 26, 2004. The cost of services as a percentage of net sales for the third quarter of fiscal 2005 decreased slightly from the third quarter of fiscal 2004 principally as a result of favorable workers compensation claims experience, partially offset by the higher growth in Human Capital Management Services which have a higher cost of services as a percentage of net sales of services and a reduction in the number of clients serviced under the Financial Outsourcing Services segment.

Selling, general and administrative expenses as a percentage of net sales of services were 11.1% for the three months ended September 25, 2005, compared to 10.7% for the three months ended September 26, 2004. The $2.3 million increase in selling, general and administrative expenses is primarily due to an increase in personnel costs associated with the increase of net sales discussed above. In addition, start-up expenses related to the expansion of PrO Unlimited services in Europe and Asia contributed to the increase in selling, general and administrative expenses as a percentage of net sales during the third quarter of 2005.

Operating income for the three months ended September 25, 2005 was $4.2 million as compared to operating income of $3.4 million for the three months ended September 26, 2004. The Company’s higher operating income for the 2005 period is principally due to an increase in net sales of services and decrease in cost of services, partially offset by an increase in selling, general and administrative expenses discussed above.

The Company’s interest expense for the three months ended September 25, 2005 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $2.8 million for the third quarter of 2005 was lower as compared to the interest expense of $3.0 million for the third quarter of 2004. This reduction was principally due to the exchange and repurchase of $6.7 million of Convertible Notes and $18.1 million of Senior Notes during 2004, and the repurchase of $11.6 million of Senior Notes in the first nine months of 2005. These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average outstanding balances and interest rates in the third quarter of 2005. See “Financial Condition, Liquidity and Capital Resources” in this Item 2.

As a result of the Company’s repurchase of Senior Notes during the third quarter of 2005, the Company recognized a loss on debt extinguishment of $37,000, including a reduction of $24,000 of deferred financing costs. The purpose of this transaction was to improve the Company’s balance sheet through the elimination of higher interest rate debt.

In the third quarter ending September 25, 2005, the income tax provision includes a tax benefit of $4.3 million from the resolution of certain federal and state income tax contingencies. Excluding this tax benefit, the income tax provision for the third quarter of 2005 was $797,000 (a rate of 50.8%) on income from continuing operations before income taxes of $1.6 million. The income tax provision for the third quarter of 2004 was $354,000 (a rate of 72.8%) on income from continuing operations before income taxes of $486,000. The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision, excluding the tax benefit associated with the resolution of certain tax contingencies, for the respective periods relates primarily to state income taxes and a disallowance for non-deductible expenses.

Nine months ended September 25, 2005 compared to Nine months ended September 26, 2004

Net sales of services for the nine months ended September 25, 2005 were $397.7 million, which represents a 14.1% increase from the $348.4 million in net sales of services realized for the nine months ended September 26, 2004. Net sales of services in the Human Capital Management Services segment increased by $35.3 million or 18.3%, due to an increase in services provided to existing clients. Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary. In the Staff Augmentation segment, the increase of $16.2 million, or 10.8%, is principally attributable to services provided to information technology, telecom and technical customers. Sales of services were lower by $2.3 million, or 40.1% in the Financial Outsourcing Services segment, principally due to a reduction in the number of customers.

Cost of services for the nine months ended September 25, 2005 was 85.6% of net sales of services as compared to cost of services of 85.2% of net sales of services for the nine months ended September 26, 2004. The cost of services as a percentage of net sales for the first nine months of fiscal 2005 increased from the first nine months of fiscal 2004 principally as a result of higher growth in Human Capital Management Services which have a higher cost of services as a percentage of net sales of services and a reduction in the number of clients serviced under the Financial Outsourcing Services segment, partially offset by a reduction in accrued workers compensation liabilities based upon favorable claims experience.

Selling, general and administrative expenses as a percentage of net sales of services were 11.1% for the nine months ended September 25, 2005, compared to 11.3% for the nine months ended September 26, 2004. The $4.9 million increase in selling, general and administrative expenses is primarily due to an increase in personnel costs associated with the increase of net sales discussed above.

Operating income for the nine months ended September 25, 2005 was $10.4 million as compared to operating income of $9.3 million for the nine months ended September 26, 2004. The Company’s higher operating income for the 2005 period is principally due to an increase in net sales of services discussed above.

The Company’s interest expense for the nine months ended September 25, 2005 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $8.3 million for the first nine months of 2005 was lower as compared to the interest expense of $9.2 million for the first nine months of 2004. This reduction was principally due to the exchange and repurchase of $6.7 million of Convertible Notes and $18.1 million of Senior Notes during 2004, and the repurchase of $11.6 million of Senior Notes in the first nine months of 2005. These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average outstanding balances and interest rates in the first nine months of 2005. See “Financial Condition, Liquidity and Capital Resources” in this Item 2.

As a result of the Company’s repurchase of Senior Notes in the first nine months of 2005, the Company recognized a loss on debt extinguishment of $290,000, including a reduction of $123,000 of deferred financing costs. The Company’s repurchase of Senior Notes during the first nine months of 2004, resulted in a gain on debt extinguishment of $2.0 million, including a reduction of $237,000 of deferred financing costs. The purpose of these transactions was to improve the Company’s balance sheet through the elimination of higher interest rate debt.

In the third quarter ending September 25, 2005, the income tax provision included a tax benefit of $4.3 million from the resolution of certain federal and state income tax contingencies. Excluding this tax benefit, the income tax provision for the first nine months of 2005 was $968,000 (a rate of 51.0%) on income from continuing operations before income taxes of $1.9 million. The income tax provision for the first nine months of 2004 was $1.1 million (a rate of 53.0%) on income from continuing operations before income taxes of $2.1 million. The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision, excluding the tax benefit associated with the resolution of certain tax contingencies, for the respective periods relates primarily to state income taxes and a disallowance for non-deductible expenses.

In accordance with SFAS 144, the results of operations from the sale of the Company’s niche telecom operations (as described in note 11 to the condensed consolidated financial statements) have been recorded as discontinued operations. The net income from discontinued operations was $101,000 for the nine months ended September 25, 2005, which represented the gain from the sale of discontinued operations for the excess of the cash received from the sale through September 25, 2005 over the carrying value of the net assets sold, and the net loss from discontinued operations was ($17,000) for the nine months ended September 26, 2004.

Financial Condition, Liquidity and Capital Resources

The Company generally pays its billable employees weekly or bi-weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company’s markup. These invoices are typically paid within 35 days. Increases in the Company’s net sales of services, resulting from expansion of existing offices or establishment of new offices, will require additional cash resources.

Off-Balance Sheet and Contractual Obligations: During the nine months ended September 25, 2005, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below. The following table represents contractual commitments associated with operating lease agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2005	2006	2007	2008	Thereafter
Operating Leases	$687	$2,052	$1,507	$1,212	$1,621
PNC Credit Facility - principal repayments	—	—	56,797	—	—
Senior Notes - principal repayments	—	—	52,810	—	—
Convertible Note - principal repayments	—	—	—	—	1,351

Total	$687	$2,052	$111,114	$1,212	$2,972

The Company also had standby letters of credit outstanding at September 25, 2005 in the aggregate amount of $5.4 million.

COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, entered into an $85.0 million PNC Credit Facility with PNC, as a lender and administrative agent and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions. The Company entered into the PNC Credit Facility in June 2003 and it has been subject to various amendments. At September 25, 2005, the Company had remaining availability, as defined in the agreement, of $20.3 million.

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

Fixed charge coverage ratio*	Margin(%)
greater than 1.50:1.00	1.75
greater than 1.30:1.00 to 1.50:1.00	2.00
greater than 1.05:1.00 to 1.30:1.00	2.25
equal to or less than 1.05:1.00	2.50

*	as defined in the PNC Credit Facility

The PNC Credit Facility also provides for a commitment fee of 0.375% of the unused portion of the facility. The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The May 13, 2005 amendment also reduced the lenders’ audits of the Company’s collateral at the Company’s expense from three to two per calendar year, subject to specified exceptions. The PNC Credit Facility contains various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The maturity date of the PNC Credit Facility is June 24, 2007. The Company was in compliance with all financial covenants under the PNC Credit Facility at September 25, 2005.

During the nine months ended September 25, 2005, the Company used $2.3 million of cash in continuing operations. Cash and cash equivalents decreased $10.3 million during the nine months ended September 25, 2005. The reduction of cash primarily resulted from a $17.7 million increase in accounts receivable, $1.8 million of capital expenditures and the repurchase of $11.8 million of Senior Notes which was partially offset by an increase of $5.3 million of cash from net borrowings under the PNC Credit Facility. The increase in accounts receivable resulted from the increase in net sales of services.

At September 25, 2005, the Company had outstanding $56.8 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 5.88% per annum. At such date, the Company had remaining availability of $20.3 million, as defined in the agreement, under the PNC Credit Facility.

At September 25, 2005, the Company also had outstanding (i) $52.8 million principal amount of Senior Notes bearing interest at 12% per annum and (ii) $1.4 million principal amount of Convertible Notes bearing interest at 8% per annum.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI. Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE. The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the indenture, the most significant component of which is based upon 50% of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997. Principally as a result of distributions made, and losses incurred by COI in prior years, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture until COI generates additional net income of approximately $11.1 million. However, COMFORCE has approximately $1.7 million available at September 25, 2005 from proceeds it has generated from the sale of stock, principally upon the exercise of options and warrants. This $1.7 million may be used by COMFORCE to pay interest and principal on the Convertible Notes or for other business purposes.

The Company has made significant progress in improving its capital structure through the elimination of long-term debt through the purchase or exchange of Senior Notes, Convertible Notes and other instruments. Since June 2000, the Company has reduced its public debt from $138.8 million to $51.8 million. As a result, COMFORCE has reduced its annualized interest expense by borrowing at the lower rates available under the PNC Credit Facility to effectuate repurchases of long-term debt and by exchanging preferred stock and lower interest rate Convertible Notes for public debt.

The Company’s Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at September 25, 2005 there were cumulated, unpaid and undeclared dividends of $1.2 million on the Series 2003A Preferred Stock, $77,000 on the Series 2003B Preferred Stock and $410,000 on the Series 2004A Preferred Stock.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements through the end of 2005. Thereafter, if the Company experiences further growth in its businesses, it would then consider increasing the availability under the PNC Credit Facility or pursuing other financing alternatives. The Company was in compliance with all financial covenants under the PNC Credit Facility at September 25, 2005 and expects to remain in compliance for the next 12 months. In the event that the Company is unable to meet any of such covenants, it will request a modification (or waiver) of such covenants.

The Company is currently undergoing audits for certain state and local tax returns. The results of these audits are not estimable at this time.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Since the date of the filing of the Company’s Annual Report on Form 10-K for the year ended December 26, 2004, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such Form 10-K, except as described below.

In July 2005, the Company’s subsidiary, COMFORCE Technical Services, Inc. (“CTS”) was served with an amended complaint in the suit titled Reyes V. East Bay Municipal Utility District, et al, filed in the Superior Court of California, Alameda County, in connection with a gasoline pipeline explosion in November 2004 that killed five workers and injured four others. As part of a construction project to lay a water transmission line, a backhoe operator employed by a construction contractor unaffiliated with CTS struck and breached a gasoline pipeline, resulting in the explosion. The complaint names various persons involved in the construction project as defendants, including CTS. The complaint alleges, among other things, that CTS was negligent in failing to properly mark the location of the pipeline. The complaint does not specify monetary damages.

CTS was subsequently named as defendant in four other lawsuits concerning this accident in the Superior Court of California: Knox v. Mountain Cascade et al, Farley v. Mountain Cascade et al, Arias v. Kinder Morgan et al, and Angeles v. Kinder Morgan, et al. These actions have since been consolidated with the Reyes case in a single coordinated action styled as the Gas Pipeline Explosion Cases in the Superior Court of California, Contra Costa County.

CTS denies any responsibility for this accident. CTS has requested that its insurance carriers defend it in these actions. Management of CTS (and the Company) cannot estimate the amount of damages, if any, to which CTS may be liable. Following an investigation of the accident, Cal-OSHA issued citations to four of the contractors on the project, but declined to issue any citations against CTS.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

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

Date: November 3, 2005