Form 10-K
period 2005-12-25
COMFORCE CORP
filed 2006-03-22
CIK 6814

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 25, 2005

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $19,825,037

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At March 16, 2006, there were 17,335,202 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s proxy statement to be filed by April 24, 2006 are incorporated herein by reference in Items 10, 11, 12, 13 and 14.

PART I

ITEM 1. BUSINESS

Overview

COMFORCE Corporation (“COMFORCE”) is a leading provider of outsourced staffing management services that enable Fortune 1000 companies and other large employers to consolidate, automate and manage staffing, compliance and oversight processes for their contingent workforces. We also provide specialty staffing, consulting and other outsourcing services to Fortune 1000 companies and other large employers for their healthcare support, technical and engineering, information technology, telecommunications and other staffing needs. COMFORCE Operating, Inc. (“COI”), a wholly-owned subsidiary of COMFORCE®, was formed for the purpose of facilitating certain of the Company’s financing transactions in November 1997. Unless the context otherwise requires, the term the “Company” refers to COMFORCE, COI and all of their direct and indirect subsidiaries, all of which are wholly-owned.

Through a national network of 37 offices (28 company-owned and 9 licensed), the Company provides human capital management and outsourcing services, and recruits and places highly skilled contingent personnel and financing services for a broad customer base. The Company’s labor force consists primarily of computer programmers, systems consultants, analysts, engineers, technicians, scientists, researchers, healthcare professionals and skilled office support personnel.

Services

We provide outsourcing services, including web-enabled solutions for the effective procurement, tracking and engagement of contingent or non-employee labor, as well as a wide range of staffing, consulting and financial services. The extensive proprietary database used by the Company coupled with its national reach enable it to draw from a wealth of resources to link highly trained healthcare professionals, computer technicians, engineers and other professionals, as well as clerical personnel, with businesses that need highly skilled labor. Management has designed the Company’s services to give its customers maximum flexibility and maximum choice, including by making its professionals available for engagement on a short-term or long-term basis. The Company’s services permit businesses to increase the volume of their work without increasing fixed overhead costs.

Results are reported by the Company through three operating segments — Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services. The Human Capital Management Services segment provides consulting services for managing the contingent workforce through its PrO UnlimitedSM subsidiary. The Staff Augmentation segment provides healthcare support, including RightSourcing® Vendor Management Services, technical, information technology (IT) and other staffing services. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies. A description of the types of services provided by each segment follows. See note 16 to the Company’s consolidated financial statements for a presentation of segment results.

Human Capital Management Services Segment

We provide Human Capital Management Services through our PrO Unlimited subsidiary. PrO is a leading provider of outsourced staffing management services that enable Fortune 1000 companies and other large employers to consolidate, automate and manage staffing, compliance and oversight processes for their contingent workforces, including independent contractors, temporary workers, consultants, freelancers and, in some cases, returning retirees. PrO’s vendor-neutral business strategy provides comprehensive services for the selection, procurement, management and tracking of the contingent workforce, much of which is provided through its web-enabled proprietary software system.

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

While PrO focuses on selling its services primarily to Fortune 1000 companies, management believes PrO’s contingent workforce management services are suitable for a cross-section of large employers throughout the United States. In most cases PrO Unlimited provides services on-site at their client’s premises. The Company currently provides these services throughout North America as well as in certain locations in Europe and Asia. PrO’s typical client is a Fortune 1000 or other large company that relies upon highly skilled contingent labor to meet important elements of its staffing needs. PrO currently provides the following primary service offerings for its clients:

•	Contingent Staffing Management – a vendor-neutral service for procuring contingent employees. This service allows hiring managers to utilize and negotiate with multiple staffing vendors to help identify and hire qualified candidates in a short time frame at favorable prices. PrO offers its clients consolidated invoicing, electronic time card functions and total quality management of their supplier base. In addition, clients receive access to numerous standard reports that enhance visibility and overall management of their contingent worker population.

•	The 1099 Management Service – helps clients manage the tax and benefit risks associated with the use of independent contractors to ensure compliance with applicable government regulations. This service assists its clients in avoiding potential liabilities associated with failing to withhold or pay social security taxes, income taxes, unemployment taxes and workers compensation insurance premiums, or with excluding workers from participation in their pension, profit sharing, health insurance and stock option plans.

•	Professional Payrolling Services – provides employer-of-record payrolling services for contingent workers sourced internally by its clients. For these companies, PrO employs the workers, pays unemployment taxes and workers compensation insurance premiums, and provides other benefits including health insurance. These workers may include former independent contractors, returning retirees or other mission-critical workers internally sourced for contingent work. The Company’s extensive compliance expertise helps clients avoid potential litigation and other co-employment issues associated with this workforce.

•	Consultant Consolidation Services – consolidates and manages invoicing for its clients’ multiple service providers, including small consulting firms and independent contractors that clients may engage separately from its services. PrO helps its clients to avoid liabilities while properly monitoring the services these firms provide.

•	Fair Labor Standards Act/Co-employment Consulting – PrO offers on-going consulting on proper worker classification and co-employment issues. The proper classification of workers for overtime purposes is a critical challenge facing all U.S. employers. Co-employment is a legal doctrine that applies when two businesses exert a degree of control over an employee’s work, so that both businesses may be held liable for complying with wage, hour and benefits laws.

•	PrO Bid –provides a bidding environment for various staffing projects, and provides project managers with greater information as to project costs, headcount and vendor performance. In addition, PrO Bid enables clients to consolidate project data with other contingent staffing data for enterprise-wide reporting and controls.

Staff Augmentation Segment

RightSourcing Vendor Management Services

The Company’s RightSourcing Vendor Management Services program offers cost savings and process improvement to its clients by managing all aspects of their supplemental staffing services program including management of all staffing vendors, order process, invoice approval, billing and invoice consolidation, data capture and analysis along with monitoring certifications and compliance issues. Although we were initially focused on the healthcare field in developing our RightSourcing Vendor Management Services program, the tools it provides are not limited to the healthcare field, or any other particular business sector and the Company has broadened its sales efforts to attract customers in a wide range of commercial and business endeavors.

The RightSourcing Vendor Management Services program allows the Company to place its own employees with the customers it services. To date, the Company has limited its activities to placing healthcare support personnel in the hospitals that it services, as described below under “—Healthcare Support Services.” However, the Company is in the process of expanding its services beyond the healthcare sector.

Healthcare Support Services

The Company has identified the healthcare support services market as a source of significant growth potential. The Company’s RightSourcing Vendor Management Services program, described above, has also been focused in the healthcare sector. In this sector, both in conjunction with the RightSourcing program and independent of it, the Company provides clinical skills including nurses and other allied health professionals. In addition, the Company also provides specialty medical office support personnel including credentialed coders for medical reimbursements and other personnel in support of insurance claims processing, billing, medical record keeping and utilization review/case management professionals.

The Company’s customers in this area include hospitals, medical offices, multi-physician practices and other healthcare providers, medical billing companies and insurance companies.

Information Technology

In the information technology (IT) field, the Company supports needs assessment, planning, designing, implementing and maintaining systems for computer hardware, software, and internet and network functions, and applications design, development and maintenance. The Company hires the workers it makes available to its customers, in most cases through its recruitment process. We provide project managers, technical architects, business analysts, designers, developers, programmers, systems analysts and other technical support specialists to our customers that we source from our web-based national database.

The Company’s IT customers operate in diverse industry sectors and include a number of Fortune 100 companies.

Technical, Engineering and Governmental Services

The Company provides technical and engineering services through its Technical Services division to a diverse client base including both governmental and commercial accounts. It provides highly skilled technical and professional personnel specializing in such areas as public health, environmental safety, avionics and aerospace, national energy laboratories, petrochemical, civil engineering, electronics, and many other fields. The Company’s government services requires the deployment of both United States employees and foreign national employees to approximately 25 countries worldwide. The Technical Services division also provides its clients with draft/design services and skilled technicians, in addition to quality control and assurance personnel in manufacturing environments.

The Company’s technical and engineering customers include major private sector commercial and military aerospace companies, federal research facilities and other federal agencies.

Telecom

The Company’s telecom operations consist of providing professional and skilled telecom personnel to plan, design, engineer, furnish, install and maintain wireless, wire line, PBX and enterprise telecommunications systems (known as EF&I services). COMFORCE Telecom maintains a Tier-1 status among the various telecommunications manufacturers and service providers. Its customer base includes the major carriers and wireless companies. COMFORCE Telecom is TL 9000-registered and ISO-certified. Some of the Company’s niche telecom operations were sold in 2004. See “Discontinued Operations” in this Item 1, below.

Other Staffing

In addition to providing contract consulting and other staffing services in the areas described above, the Company provides a broad range of staffing services to its customers, including scientific support to research facilities, accounting support services, general clerical, data entry and billing support, call center staffing and telemarketing. In this respect, the Company is opportunistic in utilizing its many branch offices, sales networks, customer relationships, computer databases and other resources to obtain engagements that are outside of its core businesses. We also fill our customers’ direct hire requirements, including by providing them an option to hire personnel that are currently on assignment with them.

Financial Outsourcing Services Segment

The Company provides funding and back office support services to approximately 33 independent consulting and staffing companies. The Company’s back office services include payroll processing, billing and funding, preparation of various management reports and analysis, payment of all payroll-related taxes and preparation and filing of quarterly and annual payroll tax returns for the contingent personnel employed and placed by independently owned and operated staffing and consulting firms for which the Company earns a fixed fee. Personnel placed by such independent staffing and consulting firms remain employees of such firms. In providing payroll funding services, the Company purchases the accounts receivable of independent staffing firms and receives payments directly from the firms’ clients. The Company pursues the collection of all receivables related to its financial outsourcing clients; however, the amount of any accounts receivable that are not collected within a specified period after billing is charged back by the Company to its financial outsourcing clients.

Discontinued Operations

Effective as of March 1, 2004, COMFORCE sold an 80% interest in two telecom subsidiaries in the Staff Augmentation segment and sold its remaining 20% minority interest in these companies by June 29, 2004. These subsidiaries operated in the customer premise equipment services niche of the telecom sector, a niche that was outside of the Company’s core competency in telecom. The buyer, Spears Holding Company, Inc. (“Spears”), is controlled by an individual who was one of the principals of these companies when they were sold to COMFORCE in 1998. As consideration, the Company received cash of $2.4 million, received from March through June 2004, and five-year notes. These long term notes in the total principal amount of $3.7 million ($3.6 million as of July 1, 2005) were valued at $1.4 million by an independent valuation firm. All cash proceeds received by the Company to date from this sale have been used to pay down bank debt. The Company did not recognize a gain on this transaction until the cash payments (including payments under the notes) it received exceeded its investment in the business sold. Revenues for the subsidiaries that were sold represented less than 3.5% of the Company’s consolidated revenues in fiscal 2003. Spears defaulted on its obligations to us beginning in the third quarter of 2005, and we filed a lawsuit against Spears in January 2006 after the expiration of the 180-day standstill period under an agreement we had entered into with Spears’ senior lender. See note 19 of our consolidated financial statements.

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

In certain cases, the Company’s contracts with its Staff Augmentation customers to provide that the Company will have the first opportunity to supply the personnel required by that customer. Other staffing companies not under contract with the customer are then offered the opportunity to supply personnel only if the Company is unable to meet the customer’s requirements.

The Company generally invoices its customers weekly, bi-weekly or monthly. IT and professional staffing customers generally obtain the Company’s services on a purchase order basis. Customers of our technical and engineering services, healthcare support, and human capital management services generally enter into longer term contracts with the Company. These contracts generally allow either party to terminate upon a 30-day or other short advance written notice. To date, no full-service customer of PrO has terminated our services, although PrO has elected to terminate certain contracts, principally due to its concerns with customer credit.

During the fiscal year December 25, 2005, no customer accounted for 10% or more of the Company’s revenues. The largest four customers of the Company, in the aggregate, accounted for approximately 21.6% of the Company’s 2005 revenues.

Sales and Marketing

The Company services its customers through a network of 28 company-owned and 9 licensed offices located in 16 states across the United States and its corporate headquarters located in Woodbury, New York. The Company’s sales and marketing strategy is focused on expanding its business with existing customers through cross-selling and by establishing relationships with new customers. The Company solicits customers through personal sales presentations, telephone marketing, direct mail solicitation, referrals from customers, and advertising in a variety of local and national media including magazines, newspapers, trade publications and through the Company’s website (www.comforce.com or prounlimited.com).

In the case of PrO Unlimited, our marketing efforts are conducted at the national level. We utilize a team-oriented approach to the sales process. In addition to our dedicated sales force, who focus on generating leads, PrO’s key operating officers are closely involved in the sales process, from lead generation through pricing and implementation. An important component of PrO’s marketing program is in establishing its profile as an expert on issues related to the management of the contingent workforce. PrO regularly conducts seminars on independent contractor compliance, co-employment and the Fair Labor Standards Act. Senior management maintains an active public relations effort to provide added visibility. We seek to raise PrO’s profile among potential customers by encouraging its executives to write articles in trade and other publications. PrO develops additional sales leads through an ongoing Internet marketing campaign and through its website. Our strong relationships with our existing customers also provide a source of referrals to new customers as well as opportunities to cross-sell additional services to existing customers.

In the Staff Augmentation segment, our sales and marketing efforts are generally conducted on a local or regional basis. Our Sales and Resource Managers, Client Service Coordinators and Regional Account Managers are responsible for maintaining contact with existing clients, maximizing the number of requisitions that we will have the opportunity to fill, and then working with the recruiting staff to offer the client the candidate or candidates that best fit the specification. New account targets are chosen by assessing: (1) the need for contract labor with skill sets provided by the Company; (2) the appropriateness of the Company’s niche products to the client’s needs; (3) the potential growth and profitability of the account; and (4) the creditworthiness of the client. While the Company’s corporate office assists in the selection of target accounts, the majority of account selection and marketing occurs locally. Although the Company continues to market to its Fortune 1000 client base, it also places a significant marketing focus on faster-growing middle-market companies, governmental agencies and large not-for-profit institutions such as hospitals and research facilities.

Billable Employees

In the Human Capital Management Services segment, PrO provides employer-of-record payrolling services for contingent workers sourced internally by its clients. For these companies, PrO employs the workers, pays unemployment taxes and workers compensation insurance premiums, and provides other benefits including health insurance. These workers may include former independent contractors, returning retirees or other mission-critical workers internally sourced for contingent work. The Company’s compliance expertise helps clients avoid potential litigation and other co-employment issues associated with this workforce.

Within the Staff Augmentation segment, the Company’s success depends significantly on its ability to effectively and efficiently match skilled personnel with specific customer assignments. The Company has established an extensive national resume database of prospective employees with expertise in the disciplines served by the Company. To identify qualified personnel for inclusion in this database, the Company solicits referrals from its existing personnel and customers, places advertisements in local newspapers, job boards, referrals, trade magazines, its website and otherwise actively recruits through the Internet. The Company continuously updates its proprietary database to reflect changes in personnel skill levels and availability. Upon receipt of assignment specifications, the Company searches the database to identify suitable personnel. Once an individual’s skills are matched to the specifications, the Company considers other selection criteria such as interpersonal skills, availability and geographic preferences to ensure there is a proper fit between the employee and the assignment being staffed. The Company can search its resume database by a number of different criteria, including specific skills or qualifications, to match the appropriate employee with the assignment.

Management believes that the Company enhances its ability to attract recruits by making extensive training opportunities available to its employees. The Company employs Internet-based educational programs to train employees in the latest developments in IT and other technologies. In addition, the Company maintains a telephone help desk to assist its clerical employees with software problems or questions.

The Company provides assignments with high-profile customers that make use of advanced technology and offers its employees the opportunity to obtain additional experience that can enhance their skills and overall marketability. To attract and retain qualified personnel, the Company also offers flexible schedules and, depending on the contract or assignment, paid holidays, vacation, and certain benefit plan opportunities.

Some customers seek out the Company’s extensive back office and payrolling capabilities, or elect for strategic reasons to outsource functions, without utilizing the Company’s recruitment capabilities. Although the Company does not recruit the workers in such instances, they are nonetheless employees of the Company.

Information Systems

The Company uses the Pure Internet Architecture of PeopleSoft® 8.8 for its back office Human Resource Management System, Financial Reporting and Front Office Employee Self Service application software. Utilizing the web-enabled PeopleSoft architecture has enabled the company to consolidate its back office operations, improve business processes, improve efficiency and productivity and enhance customer relationships.

In the first quarter 2006, the Company began implementing WebPAS® front-office staffing software which will replace its current recruiting and sales database application. WebPAS is a web based software solution designed specifically for the staffing and recruiting industry. WebPAS automates candidate resumes and client management into one fully relational and centralized database. The software is enabling us to further automate and streamline the workflow of the sales, recruiting, staffing and placement process. The Company also uses the software of third party vendors in its RightSourcing Vendor Management Services program. Separately, the Company’s PrO Unlimited subsidiary has internally developed and maintains its proprietary web-enabled WAND® system, which provides an end-to-end solution for the engagement, management and tracking of the contingent workforce. See “Human Capital Management Services Segment” in this Item 1.

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

Within the staff augmentation segment, as the unemployment rates decline, availability and quality of candidates become the principal elements of competition. The availability of quality contingent personnel is an especially important facet of competition in many cases. The Company believes its ability to compete also depends in part on a number of competitive factors outside its control, including the economic climate generally and in particular industries served by the Company, the ability of its competitors to hire, retain and motivate skilled personnel and the extent of its competitors’ responsiveness to customer needs.

Employees

The Company currently employs approximately 525 full-time staff employees at its headquarters and company-owned offices. The Company issued approximately 22,000 W-2s to its employees who provided services to its customers during 2005, not including W-2s issued as part of the Financial Outsourcing Services segment back office services provided by the Company to its customers. In addition to employees on assignment, the Company maintains a proprietary database of prospective employees with expertise in the disciplines served by the Company. Billable employees are employed by the Company on an as-needed basis, dependent on customer demand and are paid only for time they actually work (plus any accrued vacation time). Non-billable administrative personnel provide management, sales and marketing and other services in support of the Company’s services in all of its segments.

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

Regulations

Contingent staffing and consulting services firms are generally subject to one or more of the following types of government regulations: (1) registration of the employer/employees; (2) licensing, record keeping and recording requirements; and (3) substantive limitations on operations. The Company is governed by laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination and workers compensation in the United States and in the foreign countries in which the Company has employment activities. In some instances, the Company’s licensees are deemed to be franchisees, and the arrangements the Company enters into with them are subject to regulation, both by the Federal Trade Commission and a number of states. In addition, in the healthcare support sector, the Company is subject to extensive federal, state and foreign laws and regulations, as well as the regulations of various public and private healthcare organizations and authorities.

ITEM 1A. RISK FACTORS

Any investment in our securities involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained in this report, before you decide to buy our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations. If any of the following risks actually occur, our business would likely suffer and our results could differ materially from those expressed in any forward-looking statements contained in this report including those contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7.

Economic uncertainties could reduce our revenues and gross profit.

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. Global, national and economic uncertainties, as well as unfavorable local and regional economic conditions in some markets in the United States and abroad, may cause our clients or prospective clients to defer hiring contingent workers or reduce spending on the human capital management services and staffing that we provide. As a result, we may experience a reduction in the growth of new business as well as a reduction in existing business, which may reduce our revenues and gross profit. In addition, reduced demand for our services could increase price competition. If, as a result of adverse economic conditions, one or more of our clients enter bankruptcy or liquidate their operations, our revenues and accounts receivable could be adversely affected, and we may lose those clients.

Competition in our industry could reduce our sales or profitability.

We face significant competition in the markets we serve and there are few barriers to entry for new competitors. The competition among staffing services companies is intense. We compete for potential clients with providers of outsourcing services, systems integrators, computer systems consultants, temporary personnel agencies, search companies and other providers of staffing services.

Some of our competitors may have greater marketing, financial, technology and personnel resources than we do and could offer increased competition. Some of our competitors may offer better pricing or superior features in their products and services. In addition, competitors offering different products and services could merge or form partnerships in order to provide a broader range of offerings. Our clients’ own human resources departments may be competitors to the extent they begin to handle, in house, the operations we perform. We expect that the level of competition will be greater in the future and that this competition may require us to reduce our prices and our margins, which could substantially reduce our profitability.

Potential increase in costs related to being a public company.

The Company may incur substantial additional costs related to compliance with the provisions of the Sarbanes-Oxley Act. These additional costs relate to higher documentary and administrative costs and consulting, audit and legal fees we will incur, as well as for the cost of the audit of our internal controls that will be required for the 2007 fiscal year.

Significant increases in payroll-related costs could adversely affect our business.

We are required to pay a number of federal, state, local and foreign payroll and related costs, including unemployment taxes, workers compensation benefits, healthcare benefits, FICA, and Medicare, among others, for our employees and personnel. Significant increases in the effective rates of any payroll-related costs likely would have a material adverse effect upon us. Costs could also increase as a result of healthcare reforms or the possible imposition of additional requirements and restrictions related to the placement of personnel. Recent federal and state legislative proposals have included provisions extending health insurance benefits to personnel who currently do not receive such benefits.

We generally seek to increase fees charged to our clients to cover increases in healthcare, unemployment and other direct costs of services, but our ability to pass these costs to our clients has diminished in recent years. There can be no assurance that we will be able to increase the fees charged to our clients in a timely manner and in a sufficient amount if these expenses continue to rise. Our inability to increase our fees or adapt to future regulatory changes could have a material adverse effect on our business, operating results and financial condition.

The profitability of our engagements with clients may not meet our expectations.

Unexpected costs or delays in client purchases of our services could make our client engagements less profitable than anticipated. When making proposals for engagements, we estimate the costs and potential revenue associated with those engagements when determining the pricing. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could reduce our profit margin. For example, our clients may not fully cooperate with us so as to enable us to implement our services in a cost-effective manner. Our agreements with our clients, as well as competition in our target markets, may prevent us from passing these increased costs on to our clients.

We face significant employment liability risk.

We employ and place people in the workplaces of other businesses. An inherent risk of such activity includes possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, employment of illegal aliens, theft of client property, other criminal activity, torts or other claims. We have policies and guidelines in place to reduce our exposure to such risks. However, failure of any employee or personnel to follow these policies and guidelines may result in: negative publicity; injunctive relief; the payment by us of monetary damages or fines; or other material adverse effects upon our business. Moreover, we could be held responsible for the actions at a workplace of persons not under our immediate control.

To reduce our exposure, we maintain worldwide insurance covering general liability, errors and omissions, and employee theft. Due to the nature of our assignments, in particular, access to client information systems and confidential information, and the potential liability with respect thereto, we may not be able to obtain insurance coverage in amounts adequate to cover any such liability on acceptable terms. Furthermore, we are generally self-insured with respect to workers compensation claims, but maintain excess workers compensation coverage to limit our exposure for amounts over $4.8 million. We maintain reserves for uninsured risks and other potential liabilities, but we may be unable to accurately estimate our exposure. In addition, our healthcare staffing services also exposes us to increasing litigation in this area. In addition, we face various other employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. Any of these liabilities could have a material adverse effect on our business, operating results and financial condition.

We operate in a complex regulatory environment, and failure to comply with applicable laws and regulations could adversely affect our business.

The services we provide are subject to a number of laws and regulations, including those applicable to payroll practices, benefits administration, state unemployment and workers compensation regulations, employment practices and data privacy both in the United States and abroad. In particular, we could also be impacted by changes in reimbursement regulations by states or the federal government which make it difficult for our healthcare clients to pay us or require us to lower our rates.

Because our services are provided in states across the United States and in foreign countries, we must perform our services in compliance with the complex legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret and may change over time. The addition of new services may subject us to additional laws and regulations from time to time. Violation of laws and regulations could subject us to fines and penalties or to legal liability, constitute a breach of our client contracts and impair our ability to do business in various jurisdictions or according to our established processes. If our reputation suffers as a result of any failure to comply with applicable laws, our ability to maintain our clients and increase our client base will be weakened.

We may be subject to lawsuits and claims, which could have a material adverse effect on our financial condition and results of operations.

Litigation involving employment practices and workplace conditions is prevalent in the United States, including class actions against employers for allegedly failing to comply with the many federal and state laws and regulations designed to protect the health and safety of workers or to properly classify workers for purposes of their entitlement to overtime or benefits. We are currently subject to claims and lawsuits, and we expect to be subject to additional claims and lawsuits in the future. Litigation is often costly, unpredictable and time consuming to resolve, and unfavorable results in any lawsuit could potentially have a material adverse effect on our financial condition and results of operations.

We may not be able to recruit and retain qualified personnel.

We depend upon the abilities of our staff to attract and retain personnel, particularly technical and professional personnel, who possess the skills and experience necessary to meet the staffing requirements of our clients. We must continually evaluate and upgrade our base of available qualified personnel to keep pace with changing client needs and emerging technologies. We expect continued competition for individuals with proven technical or professional skills for the foreseeable future. If qualified personnel are not available to us in sufficient numbers and upon economic terms acceptable to us, it could have a material adverse affect on our business.

If we cannot obtain new clients or increase sales to our existing clients, our business will not expand and our revenues will not increase.

Our future success not only depends on our ability to maintain our current relationships with existing clients, but also to acquire new client relationships and increase sales to our existing clients. Our strategies to reach new clients and to expand the range of services purchased by our existing clients may not succeed.

In the event of bankruptcy of any of our clients, we may be unable to collect our fees, including the recovery of the amount of any wages we have paid to employees for work performed for these clients.

Because the amount of business we do with large clients each month can be substantial, clients may owe us a significant portion of our total receivables at any one time. In the event one of those clients would enter bankruptcy or becomes unable to pay its obligations, we may be unable to collect from that client and our revenues could be adversely affected. In addition, with respect to our professional payrolling and staffing services, we pay for the services rendered by those personnel prior to collecting those amounts from our clients. Therefore, we are at risk for the entire amount of those wages in addition to our fees.

If we fail to develop new services, or enhance our existing services, to meet the needs of our existing and future clients, our sales may decline.

To satisfy increasingly sophisticated client requirements and achieve market acceptance, we must enhance and improve our existing services, and we must also continue to introduce new services. Any new services that we offer may not be introduced in a timely manner, and they may not achieve sufficient market acceptance necessary to generate significant revenue. If we are unable to successfully develop new services, or enhance our existing services, our sales may decline, and our profitability will decrease.

Our business will be negatively affected if we are not able to keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

Our future success depends, in part, on our ability to develop and implement technology services that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We have developed and must continually improve our proprietary web-enabled WAND system, which provides an end-to-end solution for the engagement, management and tracking of the contingent workforce. We are reliant on third party vendors in updating and improving other technologies on which our business is dependent, particularly in our RightSourcing Vendor Management Services program. We may not be successful in anticipating or responding to the continuing developments in technology, industry standards and client preferences on a timely and cost-effective basis, and our ideas, or those of our software vendors, may not be accepted in the marketplace. In addition, technologies developed by our competitors may make our service offerings noncompetitive or obsolete. Any one of these circumstances could significantly reduce our ability to obtain new client engagements or to retain existing client engagements.

Our business is also dependent, in part, upon continued growth in the use of technology in business by our clients and prospective clients and their employees, and our ability to deliver the efficiencies and convenience afforded by technology. If growth in the use of technology does not continue, demand for our services may decrease. Use of new technology for commerce generally requires understanding and acceptance of a new way of conducting business and exchanging information. Companies that have already invested substantial resources in traditional means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new approach that would not utilize their existing personnel and infrastructure.

The effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, we could lose market share. We also could lose market share if our competitors develop more cost-effective technologies than we offer or develop.

If our clients or third parties are not satisfied with our services, we may face damage to our professional reputation or legal liability.

We depend to a large extent on our relationships with our clients and our reputation for high-quality services. As a result, if a client is not satisfied with our services, it may be more damaging in our business than in other businesses. Our services may contain defects or errors, which could hurt our reputation, result in significant costs to us and impair our ability to sell our services in the future. The costs incurred in correcting any defects or errors may be substantial, and would reduce our profitability. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships. If the reputation of our services declines, our ability to maintain our clients and increase our client base will be weakened.

Clients are increasingly filing legal claims against professional service providers, including those in the human resources outsourcing and consulting industries. Clients and third parties who are dissatisfied with our consulting services or who claim to suffer damages caused by our services may bring lawsuits against us.

Defending lawsuits arising out of any of our services could require substantial amounts of management attention, which could adversely affect our financial performance. In addition to client liability, governmental authorities may impose penalties with respect to our errors or omissions and may preclude us from doing business in some jurisdictions. In addition to the risks of liability exposure and increased costs of defense and insurance premiums, claims arising from our professional services may produce publicity that could hurt our reputation and business.

Our financial results could be harmed if we are required to expend significant financial and other resources to protect our intellectual property from infringement by third parties.

Our proprietary technology is an important part of our success, particularly in the Human Capital Management Services segment. We rely on a combination of copyrights, trademarks and trade secrets, confidentiality provisions and contractual and licensing provisions to establish and protect our proprietary rights. We have registered trademarks for some of our products and services and will continue to evaluate the registration of additional trademarks as appropriate. We also enter into confidentiality and proprietary rights agreements with our employees, consultants and other third parties and control access to software, documentation, client data and other proprietary information.

Despite these efforts, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use our proprietary information. We do not have any patents or patent pending with respect to any of our products or services, including our WAND technology. Existing copyright laws afford only limited protection. In addition, others may design around our technology or develop substantially equivalent or superior proprietary technology, or equivalent products may be marketed in competition with our products, which would substantially reduce the value of our proprietary rights. Furthermore, confidentiality agreements between us and our employees or any license agreements with our clients may not provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of it. Accordingly, the steps we have taken to protect our intellectual property rights may not be adequate and we may not be able to protect our proprietary software in the United States or abroad against unauthorized third party copying or use, which could significantly harm our business. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could reduce our revenues.

Any significant failure or disruption in our computing, software and communications infrastructure could harm our reputation, result in a loss of clients, and disrupt our business.

Our computing, software and communications infrastructure is a critical part of our business operations. Many of our clients, particularly those in the Human Capital Management Services segment, typically access our services through a standard web browser. Our clients depend on us for fast and reliable access to our applications. We rely on the expertise of our software development teams for the continued performance of our applications. We may experience serious disruptions in our computing, software and communications infrastructure. Factors that may cause these types of disruptions include:

•	human error;

•	physical or electronic security breaches;

•	telecommunications outages from third-party providers;

•	computer viruses;

•	acts of terrorism or sabotage;

•	fire, earthquake, flood and other natural disasters; and

•	power loss.

Although we back up data stored on our systems at least daily, our infrastructure does not currently include mirroring of data storage and production capacity in more than one geographically distinct location. As a result, in the event of a physical disaster, or a significant failure of our computing infrastructure, client data from recent transactions may be permanently lost. If our clients experience service interruptions or the loss or theft of client data, we may be subject to financial penalties, financial liability or client losses. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

Security breaches that result in the release of proprietary data of clients could impair our reputation and our revenue.

Our business involves the use, storage and transmission of clients’ proprietary information. Any security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to client data, our reputation will be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of our security measures could be harmed and we could lose sales and clients.

Restrictions and covenants in our indenture and other financing agreements limit our ability to take actions and impose consequences in the event of a compliance failure.

The indenture governing our 12% Senior Notes due December 1, 2007 (the “Senior Notes”) contains a number of significant restrictions and covenants that require, among other things, that:

•	we do not incur indebtedness or grant a security interest in our assets except in accordance with the covenants and conditions in the indenture;

•	we do not sell or dispose of our assets except in accordance with the covenants and conditions in the indenture;

•	the net proceeds from any permitted sale of our assets or our capital stock are applied in accordance with the terms of the indenture to retire indebtedness or for other permitted purposes; and

•	we do not enter into transactions with affiliates other than in accordance with the indenture.

These covenants and conditions will affect our operating flexibility by, among other things, substantially restricting our ability to incur expenses and indebtedness, or make acquisitions, that could be used to grow our business. Our ability to issue shares of our capital stock will also be limited.

Our inability to repay or refinance our Senior Notes or the PNC Credit Facility, both of which mature in 2007, could have a material adverse effect on our financial condition.

Our Senior Notes become due and payable on December 1, 2007. At February 26, 2006, there was $46.3 million principal amount of Senior Notes outstanding. As of the date of this report, we do not have sufficient capital to repay the Senior Notes when they mature and our bank lenders will not be able to increase availability under the PNC Credit Facility to provide the funds needed to repay the Senior Notes at maturity. Moreover, the PNC Credit Facility, under which we had $48.7 million in borrowings outstanding at February 26, 2006, matures on June 24, 2007. We do not believe that we will be able to further extend the maturity of the PNC Credit Facility unless we identify a source of funds to repay or refinance our Senior Notes at their maturity on December 1, 2007. Unless we find a source of capital to repay or refinance the Senior Notes, we will be unable to repay either the Senior Notes or the PNC Credit Facility at maturity, which could have a material adverse effect on our financial condition.

Our credit facility imposes significant expenses and restrictive covenants upon us.

The PNC Credit Facility imposes various restrictions on our activities without the consent of the lenders, including a prohibition on fundamental changes to us or our subsidiaries, including certain consolidations, mergers and sales and transfer of assets, and limitations on our ability or any of our direct or indirect subsidiaries to grant liens upon our property or assets. In addition, under the PNC Credit Facility we must meet certain net worth, debt service coverage and other requirements. The PNC Credit Facility includes events of default and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the PNC Credit Facility, including the principal amount of, and accrued interest on, the PNC Credit Facility may be accelerated. See “—Liquidity and Capital Resources” in Item 7.

We could be required to write-off goodwill in future periods if our future operating results suffer.

In accordance with generally accepted accounting principles, we are required to review our goodwill for impairment at least annually. Our goodwill was $32.1 million at December 25, 2005. Significant assumptions used in this analysis include expected future revenue growth rates and working capital levels, which are based on management’s expectation of future results. An unfavorable annual evaluation could cause us to write-off goodwill in future periods. We had write-offs of goodwill of $96.1 million, excluding $5.9 million relating to discontinued operations, in 2002 and 2003. Any future write-offs could have a material adverse impact on our financial condition and results of operations.

Adverse results in tax audits could result in significant cash expenditures or exposure to unforeseen liabilities.

We are subject to periodic federal, state, local and foreign income tax audits for various tax years. Although we attempt to comply with all taxing authority regulations, adverse findings or assessments made by the taxing authorities as the result of an audit could have a material adverse affect on us.

Significant foreign currency fluctuations could affect our operating results.

We conduct our operations in a number of foreign countries and the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. dollars at the applicable foreign currency exchange rates for inclusion in our consolidated financial statements. We are subject to exposure for devaluations and fluctuations in currency exchange rates, which, if we are successful in further growing and developing our foreign operations or these devaluations or fluctuations are significant, could potentially affect our investment in these foreign countries as well as on our cash flow and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. For example, during 2005, hurricanes Katrina and Rita caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico. While we were not significantly and adversely affected by the impact of these specific disasters, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future that could have an effect on our business.

We depend on key personnel, and the loss of the services of one or more of our senior management or a significant portion of our local management personnel could weaken our management team and our ability to deliver quality services and could adversely affect our business.

Our operations historically have been, and continue to be, dependent on the efforts of our executive officers and senior management, including John C. Fanning, our chairman and chief executive officer. In addition, we are dependent on the performance and productivity of our respective regional operations executives, local managing directors and field personnel. The loss of one or more of these employees could have an adverse effect on our operations, including our ability to maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions. Our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered by branch managerial personnel. If we are unable to attract and retain key employees to perform these services, our business, financial condition and results of operations could be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company leases all of its office space. Excluding the Company’s headquarters, these leases are for office space ranging in size from small shared 1,000-square foot executive suites to facilities exceeding 10,000 square feet in size. The remaining terms under the Company’s leases range from less than six months to six years. The Company’s headquarters in Woodbury, New York occupies approximately 38,000 square feet of space in two facilities under separate leases that expire in 2010. In some instances our full-time employees work at the client’s site for which we do not incur any rental costs. The Company owns no real estate.

The Company believes that its facilities are adequate for its present and reasonably anticipated future business requirements. The Company does not anticipate difficulty locating additional facilities, if needed.

ITEM 3. LEGAL PROCEEDINGS

In November 2003, the Company received a general notice letter from the United States Environmental Protection Agency (the “U.S. EPA”) that it is a potentially responsible party at Chicago’s Lake Calumet Cluster Site, which for decades beginning in the late 19th/early 20th centuries had served as a waste disposal site. In December 2004, the U.S. EPA sent the Company and numerous other companies special notice letters requiring the recipients to make an offer by a date certain to perform a remedial investigation and feasibility study (RI/FS) to select a remedy to clean up the site. The Company’s predecessor, Apeco Corporation (“Apeco”), a manufacturer of photocopiers, allegedly sent waste material to this site. The State of Illinois and the U.S. EPA have proposed that the site be designated as a Superfund site. The Company is one of over 400 potentially responsible parties (many of which may no longer be in operation or viable) to which notices were sent, and the Company has joined a working group of more than 100 members representing over 120 potentially responsible parties for the purpose of responding to the United States and Illinois environmental protection agencies.

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

In July 2005, the Company’s subsidiary, COMFORCE Technical Services, Inc. (“CTS”) was served with an amended complaint in the suit titled Reyes V. East Bay Municipal Utility District, et al, filed in the Superior Court of California, Alameda County, in connection with a gasoline pipeline explosion in November 2004 that killed five workers and injured four others. As part of a construction project to lay a water transmission line, a backhoe operator employed by a construction contractor unaffiliated with CTS allegedly struck and breached a gasoline pipeline and an explosion occurred when leaking gasoline ignited. The complaint names various persons involved in the construction project as defendants, including CTS. The complaint alleges, among other things, that CTS was negligent in failing to properly mark the location of the pipeline. The complaint does not specify monetary damages.

CTS was subsequently named as defendant in fourteen other lawsuits concerning this accident in the Superior Court of California which have been consolidated with the Reyes case in a single coordinated action styled as the Gas Pipeline Explosion Cases in the Superior Court of California, Contra Costa County.

CTS denies any responsibility for this accident. CTS has requested that its insurance carriers defend it in these actions, and the carriers have appointed counsel to defend CTS in the case, subject to the carriers reservation of rights. Management of CTS (and the Company) cannot estimate the amount of damages, if any, to which CTS may be liable. Following an investigation of the accident, Cal-OSHA issued citations to four unrelated contractors on the project, but declined to issue any citations against CTS. Although Cal-OSHA did not issue a citation against CTS, it will not be determinative in the pending civil cases, and no assurance can be given that CTS will not be held to be responsible for damages in excess of its policy limits.

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

None during the fourth quarter of fiscal 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price and Dividends

The Company’s Common Stock is traded on the American Stock Exchange (AMEX:CFS). The high and low sales prices for the Common Stock, as reported in the business news media, for the periods indicated, were as follows:

Fiscal Year	Quarter	High ($)	Low ($)
2005	First Quarter	3.60	2.16
	Second Quarter	2.30	1.46
	Third Quarter	2.45	1.45
	Fourth Quarter	2.80	1.70

2004	First Quarter	1.63	0.53
	Second Quarter	3.10	1.59
	Third Quarter	2.95	2.12
	Fourth Quarter	2.80	2.19

The closing price of the Common Stock of the Company on March 16, 2006 was $2.99. As of such date, there were approximately 4,300 shareholders of record and 12,133,075 shares of Common Stock held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant on March 16, 2006 was $36,277,895.

No dividends were declared or paid on the Common Stock during 2005. The terms of the Company’s debt obligations effectively prohibit its payment of dividends. In addition, until cumulated dividends on its Series 2003A, 2003B and 2004A Preferred Stock ($1.9 million at December 25, 2005) are fully paid, no dividends are permitted to be paid on Common Stock. Accordingly, the Company does not anticipate that it will pay cash dividends on its Common Stock for the foreseeable future.

Equity Compensation Plan Information

The following table describes options and warrants issued as part of the Company’s equity compensation plans at the end of fiscal 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column).
Equity compensation plans approved by security holders (1)	2,922,750	$3.64	200,000
Equity compensation plans not approved by security holders (2)	424,628	3.40	—

Total	3,347,378	$3.61	200,000

(1)	At December 25, 2005, the Company had two equity compensation plans that had been approved by stockholders, the Long-Term Stock Investment Plan (the “1993 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). Securities shown as being issuable pursuant to outstanding options, warrants and rights in the first column represent option grants made under the 1993 Plan and the 2002 Plan. No options or other rights are issuable under the 1993 Plan after December 31, 2002. Accordingly, the number of securities shown in the third column as being available for future issuance include only the shares of common stock remaining available for issuance under the 2002 Plan upon exercise of options or other rights that may be granted thereunder in future periods.
(2)	Includes options to purchase 255,628 shares of the Company’s common stock issued to Austin Iodice and Anthony Giglio, former officer’s of the Company, as settlement of litigation concerning the continuing validity of options originally granted to them under a plan approved by the stockholders. During fiscal 2005, Messrs. Iodice and Giglio exercised options to purchase 300,000 representing shares of the Company’s common stock, and the remaining options were exercised during the first quarter of 2006. Although these options were issued outside of the 1993 Plan, the Board elected to treat them as issued under the 1993 Plan solely for the purpose of determining the shares remaining available for issuance under the 1993 Plan. The balance of these securities are warrants issued as additional compensation to debtholders for extending credit to the Company.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data of the Company as of and for each of the five fiscal years in the period ended December 25, 2005. The Company derived the statement of operations and balance sheet data as of and for each of the five fiscal years in the period ended December 25, 2005 from its audited historical consolidated financial statements (in thousands, except per share data). Fiscal years 2003 and prior have been reclassified (see footnotes).

	2005	2004	2003	2002	2001
Statement of Operations Data:
Net sales of services (1)	$539,841	$480,887	$369,982	$365,817	$428,466
Costs and expenses:
Cost of services	460,581	408,850	308,840	300,333	342,320
Selling, general and administrative expenses	59,919	53,755	47,517	51,436	63,076
Goodwill impairment (2)	—	—	24,500	16,600	—
Depreciation and amortization (3)	3,700	4,219	4,220	3,981	7,418

Total costs and expenses	524,200	466,824	385,077	372,350	412,814

Operating income (loss)	15,641	14,063	(15,095)	(6,533)	15,652

Other income (expense):
Interest expense	(10,744)	(12,338)	(13,931)	(16,007)	(19,990)
(Loss) gain on debt extinguishment (4)	(336)	1,999	9,582	—	15,858
Write-off of deferred financing costs	—	—	(431)	—	—
Other income, net	186	110	637	27	40

	(10,894)	(10,229)	(4,143)	(15,980)	(4,092)

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	4,747	3,834	(19,238)	(22,513)	11,560
(Benefit) provision for income taxes	(1,455)	2,058	571	(2,796)	6,304

Income (loss) from continuing operations before a cumulative effect of a change in accounting principle	6,202	1,776	(19,809)	(19,717)	5,256
Income (loss) from discontinued operations, net of income taxes (5)	70	(20)	(3,427)	(1,530)	784
Cumulative effect of a change in accounting principle - goodwill impairment, net of income tax benefit of $2,200 (6)	—	—	—	(52,800)	—

Net income (loss)	$6,272	$1,756	$(23,236)	$(74,047)	$6,040

Dividends on preferred stock	1,005	530	672	—	—

Net income (loss) available to common stockholders	$5,267	$1,226	$(23,908)	$(74,047)	$6,040

Diluted income (loss) per share:
Income (loss) available to common stockholders before a cumulative effect of a change in accounting principle	$0.21	$0.07	$(1.44)	$(1.28)	$0.34
Cumulative effect of a change in accounting principle	—	—	—	(3.17)	—

Net income (loss) available to common stockholders	$0.21	$0.07	$(1.44)	$(4.45)	$0.34

Balance Sheet data:
Working capital	$43,163	$46,018	$44,577	$47,386	$59,024
Trade receivables, net	118,916	92,144	76,104	73,609	80,029
Goodwill, net	32,073	32,073	32,242	60,242	134,283
Total assets	173,978	154,649	134,313	162,864	241,131
Total debt, including current maturities	105,792	117,227	127,960	142,779	154,720
Stockholders’ (deficit) equity	(23,031)	(29,835)	(38,624)	(21,241)	52,537

(1)	The Company adopted Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred (“EITF 01-14”), effective as of December 31, 2001. Accordingly, reimbursements received by the Company for out-of-pocket expenses commencing in fiscal 2002 are characterized as revenue. Prior to the adoption of EITF 01-14, the Company characterized such amounts as a reduction of cost of sales. The selected financial data for 2001 has been reclassified in accordance with EITF 01-14.

(2)	The Company recorded a goodwill impairment charge of $16.6 million during the fourth quarter of 2002 and $24.5 million during the third quarter of 2003, in each case as a charge against operating income in accordance with the provisions of the FASB issued Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).
(3)	Effective as of December 31, 2001, the Company changed the manner in which it accounts for goodwill and other intangible assets upon the adoption of SFAS 142 and, in accordance therewith, ceased amortizing goodwill.
(4)	During 2001, the Company repurchased Senior Notes and the Company’s 15% Senior Secured PIK Debentures due 2009 (the “PIK Debentures”). The gain on debt extinguishment that was realized by these repurchases was $15.9 million, net of write-offs of $1.1 million of deferred financing costs associated with the repurchases. During 2003, the Company repurchased Senior Notes and PIK Debentures. As a result of these transactions, the Company recognized a gain on debt extinguishment of $9.6 million, net of approximately $319,000 of deferred financing costs. During 2004, the Company repurchased Senior Notes, and, as a result of these repurchases, the Company recognized a gain on debt extinguishment of $2.0 million, net of $280,000 of deferred financing costs. During 2005, the Company repurchased Senior Notes, and, as a result of these repurchases, the Company recognized a loss on debt extinguishment of $336,000, net of $178,000 of deferred financing costs. See “Financial Condition, Liquidity and Capital Resources” in Item 7.

(5)	Effective March 1, 2004, the Company sold its interest in two telecom subsidiaries in the Staff Augmentation segment. In accordance with SFAS 144, the results of operations from the sale of this telecom operation have been reclassified as discontinued operations. In addition, the goodwill impairment charges associated with this telecom operation has also been reclassified as discontinued operations ($2.4 million in 2002 and $3.5 million in 2003).
(6)	The Company recorded a goodwill impairment charge of $52.8 million, net of tax, as a cumulative effect of a change in accounting principle during the first quarter of 2002 in accordance with the provisions of SFAS 142.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below supplements the information found in the audited consolidated financial statements and related notes of COMFORCE Corporation (“COMFORCE”) and its wholly-owned subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”).

Overview and Recent Developments

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employment related expenses for its employees, including workers compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company offers health, dental, 401(k), disability and life insurance to its eligible billable employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, often resulting in significant outstanding receivables. To the extent the Company grows, these receivables will increase and there will be greater need for borrowing availability under a credit facility to fund current operations. We do not believe that we will be able to further extend the maturity of the PNC Credit Facility unless we identify a source of funds to repay or refinance our Senior Notes at their maturity on December 1, 2007. Management has been examining alternatives to refinance or extend the maturity of the Senior Notes and, in anticipation that it will be successful, has initiated discussions to refinance the PNC Credit Facility. See “—Financial Condition, Liquidity and Capital Resources,” below.

The Company reports its results through three operating segments — Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services. The Human Capital Management Services segment primarily provides staffing management services that enable Fortune 1000 companies and other larger employers to consolidate, automate and manage staffing, compliance and oversight processes for their contingent workforces. The Staff Augmentation segment provides healthcare support, technical and engineering, information technology (IT), telecommunications and other staffing needs. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies.

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

As previously reported in its periodic reports, one of the Company’s significant Staff Augmentation customers (with revenues from the contract with this customer representing approximately 6.0% of consolidated revenues for fiscal 2004 and approximately 3.0% of revenues for the fiscal 2005) was evaluating whether the use of contingent labor is consistent with its business model. This customer subsequently advised the Company that it would significantly reduce its utilization of contract labor, including the Company’s employees, beginning in the fourth quarter of 2004 and continuing through the end of the first quarter 2005. However, the proposed reductions were not fully implemented as of the end of fiscal 2005 and the client has indicated that its review of contract labor utilization is now complete. The client has indicated its intent to conduct a formal request for proposal process for this business sometime during 2006. The Company intends to participate in this process.

In addition, in accordance with the terms of the contract, this customer is auditing the invoices made under the contract with the Company for the years 2003 to 2005. Management does not believe any adjustment to the Company’s fees under this contract is warranted.

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

Allowance for Doubtful Accounts

The Company has an allowance for doubtful accounts recorded as an estimate of the accounts receivable balance that may not be collected. This allowance is calculated on the trade receivables with consideration for the Company’s historical write-off experience, the current aging of receivables, general economic climate and the financial condition of customers. After giving due consideration to these factors, the Company establishes specific allowances for uncollectible accounts. The allowance for the funding and service fee receivables is calculated with consideration for the ability of the Company’s clients to absorb chargebacks due to the uncollectibility of the funded receivables. Bad debt expense, which increases the allowance for doubtful accounts, is recorded as an operating expense in our consolidated statements of operations. Factors that would cause this provision to increase primarily relate to increased bankruptcies by customers, the inability of the Company’s funding services clients to absorb chargebacks and other difficulties collecting amounts billed. On the other hand, an improved write-off experience and aging of receivables would result in a decrease to the provision.

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

Accruals for workers compensation claims are included in accrued expenses in our consolidated balance sheets. A significant increase in claims or changes in laws may require the Company to record additional expenses related to workers compensation. On the other hand, significantly improved claim experience may result in lower annual expense levels.

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

The Company provides for income taxes on a quarterly basis based upon an estimated annual tax rate. In determining this rate, management estimates taxable income for each of the jurisdictions where the Company operates, as well as the tax rate that will be in effect for each state and foreign country. To the extent these estimates change during the year, or that actual results differ from these estimates, the estimated annual tax rate may change between quarterly periods and may differ from the actual effective tax rate for the year.

Goodwill Impairment

The Company is required to test goodwill for impairment in accordance with the provisions of SFAS 142 as of the end of each fiscal year or earlier during each fiscal year as circumstances require. The Company tested goodwill for impairment as of the end of the third quarter of fiscal 2003 and wrote-off $28.0 million (of which $3.5 million has been allocated to discontinued operations) of goodwill in the Staff Augmentation segment. The Company also performed its annual testing for goodwill impairment in the fourth quarter of fiscal 2003, 2004 and 2005 and determined that no additional write-offs were required to be taken. In connection with these goodwill tests, the Company engaged an independent valuation firm to assist management in the determination of the fair values of its reporting units (as defined by SFAS 142). In its determination of the fair values, the firm engaged by the Company primarily utilized a discounted cash flow analysis as well as various other valuation approaches, including (a) recent values paid by investors and purchasers of companies in businesses similar to that of the Company, (b) capitalization multiples of companies with investment characteristics resembling those of the reporting units, (c) the enterprise value of the Company, and (d) asset and liability structure.

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

Results of Operations

Fiscal Year Ended December 25, 2005 compared to Fiscal Year Ended December 26, 2004

Net sales of services for the year ended December 25, 2005 were $539.8 million, which represents a 12.3% increase from the $480.9 million in net sales of services realized for the year ended December 26, 2004. Net sales of services in the Human Capital Management Services segment increased by $41.4 million or 15.3%, due to an increase in services provided to existing clients. Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary. In the Staff Augmentation segment, the increase of $20.1 million, or 9.9%, is principally attributable to services provided to information technology, telecom and healthcare support customers. Sales of services were lower by $2.5 million, or 34.9% in the Financial Outsourcing Services segment, principally due to a reduction in the number of customers we service.

Cost of services for the year ended December 25, 2005 was 85.3% of net sales of services as compared to cost of services of 85.0% of net sales of services for the year ended December 26, 2004. The cost of services as a percentage of net sales for fiscal 2005 increased slightly from fiscal 2004 principally as a result of higher growth in Human Capital Management Services which have a higher cost of services as a percentage of net sales of services and a reduction in the number of clients serviced under the Financial Outsourcing Services segment, partially offset by a reduction in accrued workers compensation expense based upon favorable claims experience.

Selling, general and administrative expenses as a percentage of net sales of services were 11.1% for the year ended December 25, 2005, compared to 11.2% for the year ended December 26, 2004. The $6.2 million increase in selling, general and administrative expenses is primarily due to an increase in support personnel costs associated with the increase of net sales discussed above.

Operating income for the year ended December 25, 2005 was $15.6 million as compared to operating income of $14.1 million for the year ended December 26, 2004. The Company’s higher operating income for fiscal 2005 is principally due to an increase in net sales of services discussed above.

The Company’s interest expense for the year ended December 25, 2005 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $10.7 million for fiscal 2005 was lower as compared to the interest expense of $12.3 million for 2004. This reduction was principally due to the exchange and repurchase of $6.7 million of Convertible Notes and $18.1 million of Senior Notes during 2004, and the repurchase of $18.1 million of Senior Notes in fiscal 2005. These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average outstanding balances and interest rates in fiscal 2005. See “Financial Condition, Liquidity and Capital Resources” in this Item 7.

As a result of the Company’s repurchase of Senior Notes in fiscal 2005, the Company recognized a loss on debt extinguishment of $336,000, net of $178,000 of deferred financing costs. The Company’s repurchase of Senior Notes during fiscal 2004 resulted in a gain on debt extinguishment of $2.0 million, net of $280,000 of deferred financing costs. The purpose of these transactions was to improve the Company’s balance sheet through the elimination of higher interest rate debt.

For the year ended December 25, 2005, the income tax provision included a tax benefit of $4.3 million from the resolution of certain federal and state income tax contingencies. Excluding this tax benefit, the income tax provision for fiscal 2005 was $2.9 million (a rate of 60.3%) on income from continuing operations before income taxes of $4.7 million. The income tax provision for fiscal 2004 was $2.1 million (a rate of 53.7%) on income from continuing operations before income taxes of $3.8 million. The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision, excluding the tax benefit associated with the resolution of certain tax contingencies, for the respective periods relates primarily to state income taxes and a disallowance for non-deductible expenses. See note 7 to our consolidated financial statements.

In accordance with SFAS 144, the results of operations from the sale of the Company’s niche telecom operations (as described in note 19 to the consolidated financial statements) have been recorded as discontinued operations. The net income from discontinued operations was $70,000 for the year ended December 25, 2005, which represented the gain from the sale of discontinued operations for the excess of the cash received from the sale through December 25, 2005 over the carrying value of the net assets sold, offset by legal fees, and the net loss from discontinued operations was $20,000 for the year ended December 26, 2004 attributable to operations prior to its sale in fiscal 2004.

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

The Company’s interest expense for the year ended December 26, 2004 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Notes and the Senior Notes. The interest expense of $12.3 million for fiscal 2004 was lower as compared to the interest expense of $13.9 million for fiscal 2003. This reduction was principally due to the exchange and repurchase of the PIK Debentures that remained outstanding during 2003, $4.5 million of Senior Notes during 2003, $6.7 million of Convertible Notes during 2004 and $18.1 million of Senior Notes during 2004, and 2003 included an assessment of interest of $170,000 as part of a settlement with the IRS in connection with its audit of tax years 1999 through 2001. These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average outstanding balances and interest rates in 2004. See “Financial Condition, Liquidity and Capital Resources” in this Item 7.

The Company incurred a write-off of deferred financing costs of $431,000 in the second quarter of 2003 related to the early retirement of the Company’s former bank credit facility at the time the Company entered into the PNC Credit Facility.

The gain on debt extinguishment realized by the Company during fiscal 2004 was the result of the Company’s repurchases of Senior Notes in 2004. As a result of these transactions, the Company recognized a gain on debt extinguishment of $2.0 million in fiscal 2004, net of $280,000 of deferred financing costs. As a result of the Company’s exchange and repurchase of PIK Debentures and repurchases of Senior Notes in fiscal 2003, the Company recognized a gain on debt extinguishment of $9.6 million, net of $319,000 of deferred financing costs. The purpose of these transactions was to improve the Company’s balance sheet through the elimination of higher interest rate debt.

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

In accordance with SFAS 144, the results of operations from the sale of the Company’s niche telecom operations (as described in note 19 to our consolidated financial statements) have been recorded as discontinued operations. The net loss from discontinued operations was $20,000 for fiscal 2004 and $3.4 million for 2003 (including goodwill impairment write-offs of $3.5 million). The statement of operations for the year ended December 28, 2003 has been reclassified to present discontinued operations.

Financial Condition, Liquidity and Capital Resources

The Company generally pays its billable employees weekly or bi-weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits. Invoices are generated to reflect these costs plus the Company’s markup. These invoices are typically paid within 45 days. Increases in the Company’s net sales of services, resulting from expansion of existing offices or establishment of new offices, will require additional cash resources.

Off-Balance Sheet and Contractual Obligations: During fiscal year ended December 25, 2005, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below. The following table represents contractual commitments associated with operating lease agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2006	2007	2008	2009	Thereafter
Operating Leases	$2,617	$2,112	$1,726	$1,556	$1,323
PNC Credit Facility— principal repayments	—	58,077	—	—	—
Senior Notes - principal repayments	—	46,310	—	—	—
Convertible Note - principal repayments	—	—	—	1,405	—

Total	$2,617	$106,499	$1,726	$2,961	$1,323

The Company also had standby letters of credit outstanding at December 25, 2005 in the aggregate amount of $5.1 million.

COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, entered into an $85.0 million PNC Credit Facility with PNC, as a lender and administrative agent and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions. The Company entered into the PNC Credit Facility in June 2003 and it has been subject to five amendments. At December 25, 2005, the Company had remaining availability, as defined in the agreement, of $19.3 million.

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

Fixed charge coverage ratio*	Margin (%)
greater than 1.50:1.00	1.75
greater than 1.30:1.00 to 1.50:1.00	2.00
greater than 1.05:1.00 to 1.30:1.00	2.25
equal to or less than 1.05:1.00	2.50

*	as defined in the PNC Credit Facility

The PNC Credit Facility also provides for a commitment fee of 0.375% of the unused portion of the facility. The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The PNC Credit Facility contains various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The maturity date of the PNC Credit Facility is June 24, 2007. The Company was in compliance with all financial covenants under the PNC Credit Facility at December 25, 2005, except that management failed to provide PNC with an annual debt compliance certificate confirming the Company’s compliance with the terms of the PNC Credit Facility for 2003 and 2004. We believe we were in compliance with the debt requirements under the PNC Credit Facility for these years but failed to provide the certificate based upon a good faith belief that it was not required. PNC subsequently waived our non-compliance with this requirement.

During fiscal year ended December 25, 2005, the Company’s primary sources of funds were $7.1 million of cash provided by operating activities. Cash and cash equivalents decreased $6.8 million during the year. The reduction of cash primarily resulted from a $26.5 million increase in accounts receivable, $2.6 million of capital expenditures and the repurchase of $18.3 million of Senior Notes which was primarily offset by an increase of $6.6 million of cash from net borrowings under the PNC Credit Facility and an increase of $24.1 million of accounts payable and accrued expenses related to payroll, related taxes and amounts due to other staffing suppliers. The increase in accounts receivable resulted from the increase in net sales of services and an increase in contingent staffing supplier billing activity.

At December 25, 2005, the Company had outstanding $58.1 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 6.24% per annum. At such date, the Company had remaining availability of $19.3 million, as defined in the agreement, under the PNC Credit Facility.

At December 25, 2005, the Company also had outstanding (i) $46.3 million principal amount of Senior Notes bearing interest at 12% per annum and (ii) $1.4 million principal amount of Convertible Notes bearing interest at 8% per annum. As described below in this “Financial Condition, Liquidity and Capital Resources” discussion, the Senior Notes mature on December 1, 2007.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI. Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE. The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the indenture, the most significant component of which is based upon 50% of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997. Principally as a result of distributions made, and losses incurred by COI in prior years, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture until COI generates additional net income of approximately $10.7 million. However, COMFORCE has approximately $1.8 million available at December 25, 2005 from proceeds it has generated from the sale of stock, principally upon the exercise of options and warrants. This $1.8 million may be used by COMFORCE to pay interest and principal on the Convertible Notes or for other business purposes.

The Company has made significant progress in improving its capital structure through the elimination of long-term debt through the purchase or exchange of Senior Notes, Convertible Notes and other instruments. Since June 2000, the Company has reduced its public debt from $138.8 million to $46.3 million. As a result, COMFORCE has reduced its annualized interest expense by borrowing at the lower rates available under the PNC Credit Facility to effectuate repurchases of long-term debt and by exchanging preferred stock and lower interest rate Convertible Notes for public debt.

The Company’s Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at December 25, 2005 there were cumulated, unpaid and undeclared dividends of $1.3 million on the Series 2003A Preferred Stock, $87,000 on the Series 2003B Preferred Stock and $536,000 on the Series 2004A Preferred Stock.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements through the end of 2006. Thereafter, if the Company experiences further growth in its businesses, it expects to request an increase of the availability under the PNC Credit Facility or pursuing other financing alternatives. The Company was in compliance with all financial covenants under the PNC Credit Facility at December 25, 2005 and expects to remain in compliance for the next 12 months.

The PNC Credit Facility matures on June 24, 2007 and the Senior Notes mature on December 1, 2007. As of the date of this report, the Company did not have sufficient capital to repay the Senior Notes when they mature. The Company does not believe that it will be able to further extend the maturity of the PNC Credit Facility unless it identifies a source of funds to repay or refinance the Senior Notes at their maturity on December 1, 2007. Management has been examining alternatives to refinance or extend the maturity of the Senior Notes and, in anticipation that it will be successful, has initiated discussions to refinance the PNC Credit Facility. Unless the Company identifies a source of capital to repay or refinance the Senior Notes, it will be unable to repay either the Senior Notes or the PNC Credit Facility at maturity, which could have a material adverse effect on its financial condition.

The Company is currently undergoing audits for certain state and local tax returns. The results of these audits are not expected to have a material effect upon the results of operations.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (R), Share Based Payment (“SFAS 123(R)”). This statement replaces SFAS No. 123, Accounting for Stock Based Compensation and supercedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all stock based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant date fair value of the stock options or other equity instruments. SFAS 123 (R) will be effective for the quarter ended March 26, 2006. While the Company currently provides the pro forma disclosures required by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, on a quarterly basis (see “Note 2—Stock Compensation Plans”), it does not believe that the impact of this statement will have a material effect on its consolidated financial position, results of operation and cash flows for options granted to date since all options are fully vested.

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

In September 2005, the FASB issued EITF No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05 -08”). This EITF deals with the accounting for the tax implications of beneficial conversion features associated with convertible debt. As a result, companies should now recognize deferred tax liabilities for the difference between the book and tax basis of any beneficial conversion feature with a corresponding adjustment to additional paid-in capital. EITF 05-08 is effective for the Company in the first quarter of 2006 and management currently estimates that the impact of adoption will not be material to the financial position or the results of operations.

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

Forward Looking Statements

We have made statements under the captions “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under this Item 7, as well as in other sections of this report that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “forecasts,” “projects,” “predicts,” “intends,” “potential,” “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business and industry. These statements are only predictions based on our current expectations and projections about future events.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We undertake no obligation to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

Factors which may cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements include the following:

•	unfavorable global, national or local economic conditions that cause our customers to defer hiring contingent workers or reduce spending on the human capital management services and staffing that we provide;

•	significant increases in the effective rates of any payroll-related costs that we are unable to pass on to our customers;

•	increases in the costs of complying with the complex federal, state and foreign laws and regulations in which we operate, or our inability to comply with these laws and regulations;

•	our inability to collect fees due to the bankruptcy of our customers, including the amount of any wages we have paid to our employees for work performed for these customers;

•	our inability to keep pace with rapid changes in technology in our industry;

•	in that we place our employees in other workplaces, losses incurred by reason of our employees’ misuse of customer proprietary information, misappropriation of funds, discrimination, harassment, theft of property, accidents, torts or other claims;

•	our inability to successfully develop new services or enhance our existing services as the markets in which we compete grow more competitive;

•	the necessity of writing off goodwill in future periods;

•	our inability to refinance or repay our Senior Notes or the PNC Credit Facility, both of which mature in 2007;

•	as a result of covenants and restrictions in the documents governing the Senior Notes, the PNC Credit Facility or any future debt instruments, our inability to use available cash in the manner management believes will maximize shareholder value; or

•	any of the other factors described under “Risk Factors” in Item 1A of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A portion of the Company’s borrowings are fixed rate obligations, including $46.3 million principal amount of Senior Notes bearing interest at a fixed rate of 12% per annum, and $1.4 million principal amount of Convertible Notes bearing interest at a fixed rate of 8% per annum. The estimated fair value of these debt obligations at December 25, 2005 was $46.2 million for the Senior Notes, and $1.7 million for the Convertible Notes. Management of the Company does not believe that a 10% increase in interest rates would have a material impact on the fair value of these fixed rate obligations. Borrowings under the PNC Credit Facility aggregating $58.1 million at December 25, 2005 are at variable interest rates and interest expense will be impacted by changes in interest rates generally prevailing in the United States and internationally. Assuming an immediate 10% increase in the weighted average interest rate of 6.24% the impact to the Company in annualized interest expense would be approximately $362,000. The Company has not entered into any swap agreements or other hedging transactions as a means of limiting exposure to interest rate or foreign currency fluctuations. The Company provides its services in several countries; however, based upon the current level of investments in these countries, it does not believe that a 10% change in foreign currency rates would have a material impact to its financial position.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 24, 2006 and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 24, 2006 and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 24, 2006 and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 24, 2006 and is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 24, 2006 and is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

1.	Financial Statements as listed on page F-1.
2.	Financial Statement Schedule listed on page F-1.
3.	Exhibits as listed on the Exhibit Index.

(b) Exhibits

The exhibits filed herewith are listed on the Exhibit Index.

(c) Other Financial Statement Schedules

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

Date: March 20, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ John C. Fanning John C. Fanning	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2006

/s/ Harry V. Maccarrone Harry V. Maccarrone	Executive Vice President and Director (Principal Financial and Accounting Officer)	March 20, 2006

/s/ Rosemary Maniscalco Rosemary Maniscalco	Vice Chairman and Director	March 20, 2006

/s/ Daniel Raynor Daniel Raynor	Director	March 20, 2006

/s/ Gordon Robinett Gordon Robinett	Director	March 20, 2006

/s/ Kenneth J. Daley Kenneth J. Daley	Director	March 20, 2006

/s/ Pierce J. Flynn Pierce J. Flynn	Director	March 20, 2006

COMFORCE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 25, 2005 and December 26, 2004	F-3

Consolidated Statements of Operations for the fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003	F-4

Consolidated Statements of Stockholders’ Deficit and Comprehensive Income (Loss) for the fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003	F-5

Consolidated Statements of Cash Flows for the fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003	F-6

Notes to Consolidated Financial Statements	F-8

Schedule:

Schedule II — Valuation and Qualifying Accounts	F-31

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

COMFORCE Corporation:

We have audited the accompanying consolidated financial statements of COMFORCE Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMFORCE Corporation and subsidiaries as of December 25, 2005 and December 26, 2004, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 25, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

Melville, New York

March 20, 2006

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 25, 2005 and December 26, 2004

(in thousands, except share and per share amounts)

	December 25, 2005	December 26, 2004
Assets
Current assets:
Cash and cash equivalents	$8,417	15,233
Accounts receivable, less allowance of $354 and $427 in 2005 and 2004, respectively	103,201	70,322
Funding and service fees receivable, less allowance of $351 and $615 in 2005 and 2004, respectively	15,715	21,822
Prepaid expenses and other current assets	4,997	3,488
Deferred income taxes, net	2,004	2,404

Total current assets	134,334	113,269

Deferred income taxes, net	1,100	1,281
Property and equipment, net	5,260	6,293
Intangible assets, net	40	81
Goodwill, net	32,073	32,073
Deferred financing costs, net	851	1,464
Other assets	320	188

Total assets	$173,978	154,649

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$3,864	4,325
Accrued expenses	87,307	62,926

Total current liabilities	91,171	67,251

Long-term debt (includes $1,405 and $1,299, respectively, of related-party debt)	105,792	117,227
Other liabilities	46	6

Total liabilities	197,009	184,484

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized, 17,079,532 and 16,689,496 shares issued and outstanding in 2005 and 2004, respectively	171	167
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized, 6,148 shares issued and outstanding at December 25, 2005 and December 26, 2004, with an aggregate liquidation preference of $7,466 at December 25, 2005 and $7,005 at December 26, 2004	4,304	4,304
Series 2003B, 3,500 shares authorized, 513 shares issued and outstanding at December 25, 2005 and December 26, 2004, with an aggregate liquidation preference of $600 at December 25, 2005 and $561 at December 26, 2004	513	513
Series 2004A, 15,000 shares authorized, 6,737 shares issued and outstanding at December 25, 2005 and December 26, 2004, with an aggregate liquidation preference of $7,273 at December 25, 2005 and $6,768 at December 26, 2004	10,264	10,264
Additional paid-in capital	47,727	47,193
Accumulated other comprehensive income	147	153
Accumulated deficit, since January 1, 1996 (note 1)	(86,157)	(92,429)

Total stockholders’ deficit	(23,031)	(29,835)

Total liabilities and stockholders’ deficit	$173,978	154,649

See accompanying notes to consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003

(in thousands, except per share amounts)

	December 25, 2005	December 26, 2004	December 28, 2003
Net sales of services	$539,841	480,887	369,982

Costs and expenses:
Cost of services	460,581	408,850	308,840
Selling, general and administrative expenses	59,919	53,755	47,517
Goodwill impairment	—	—	24,500
Depreciation and amortization	3,700	4,219	4,220

Total costs and expenses	524,200	466,824	385,077

Operating income (loss)	15,641	14,063	(15,095)

Other income (expense):
Interest expense	(10,744)	(12,338)	(13,931)
(Loss) gain on debt extinguishment	(336)	1,999	9,582

Write-off of deferred financing costs	—	—	(431)
Other income, net	186	110	637

	(10,894)	(10,229)	(4,143)

Income (loss) from continuing operations before income taxes	4,747	3,834	(19,238)
(Benefit) provision for income taxes	(1,455)	2,058	571

Income (loss) from continuing operations	6,202	1,776	(19,809)

Income (loss) from discontinued operations, net of tax benefit of $19 in 2005 and $13 in 2004, respectively, and a tax provision of $54 in 2003	70	(20)	(3,427)

Net income (loss)	$6,272	1,756	(23,236)

Dividends on preferred stock	1,005	530	672

Net income (loss) available to common stockholders	$5,267	1,226	(23,908)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.31	0.07	(1.23)
Income (loss) from discontinued operations	—	—	(0.21)

Net income (loss)	$0.31	0.07	(1.44)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.21	0.07	(1.23)
Income (loss) from discontinued operations	—	—	(0.21)

Net income (loss)	$0.21	0.07	(1.44)

Weighted average common shares outstanding, basic	16,907	16,675	16,659

Weighted average common shares outstanding, diluted	29,793	18,122	16,659

See accompanying notes to consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit and Comprehensive Income (Loss)

Fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003

(in thousands, except share amounts)

	Common stock		Preferred stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 29, 2002	16,659,360	$167	—	$—	$49,588	$(47)	$(70,949)	$(21,241)

Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(23,236)	(23,236)
Foreign currency translation adjustment	—	—	—	—	—	123	—	123

Total comprehensive loss								(23,113)
Issuance of common stock	37	—	—	—	—	—	—	—
Issuance of preferred stock
Series 2003A	—	—	6,148	4,304		—	—	4,304
Series 2003B			513	513	913			1,426

Balance at December 28, 2003	16,659,397	167	6,661	4,817	50,501	76	(94,185)	(38,624)

Comprehensive income :
Net income	—	—	—	—	—	—	1,756	1,756
Foreign currency translation adjustment	—	—	—	—	—	77	—	77

Total comprehensive income								1,833
Exercise of stock options	30,000	—	—	—	37	—	—	37
Issuance of common stock	99	—	—	—	1	—	—	1
Issuance of Series 2004A preferred stock	—	—	6,737	10,264	(3,527)	—	—	6,737
Beneficial conversion feature attibutable to 8% Notes	—	—	—	—	181	—	—	181

Balance at December 26, 2004	16,689,496	167	13,398	15,081	47,193	153	(92,429)	(29,835)

Comprehensive income :
Net income	—	—	—	—	—	—	6,272	6,272
Foreign currency translation adjustment	—	—	—	—	—	(6)	—	(6)

Total comprehensive income								6,266
Exercise of stock options	390,000	4	—	—	490	—	—	494
Issuance of common stock	36	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	30	—	—	30
Beneficial conversion feature attibutable to 8% Notes	—	—	—	—	14	—	—	14

Balance at December 25, 2005	17,079,532	$171	13,398	$15,081	$47,727	$147	$(86,157)	$(23,031)

See accompanying notes to consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003

(in thousands)

	December 25, 2005	December 26, 2004 (revised, note 2)	December 28, 2003
Cash flows from operating activities:
Net income (loss)	$6,272	1,756	(23,236)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,659	4,168	4,181
Amortization of intangible assets	41	51	66
Amortization of deferred financing costs	525	747	679
Write-off of deferred financing costs	—	—	431
Net (recoveries) provision for bad debts	(236)	38	36
Goodwill impairment	—	—	28,000
Deferred income tax expense	581	(221)	(1,731)
Interest expense paid through issuance of Convertible Notes	106	605	636
Gain from sale of discontinued niche telecom operations	(101)	—	—
Loss (gain) on repurchase of Senior Notes	336	(1,999)	(1,791)
Gain on repurchase of PIK Debentures	—	—	(7,791)
Equity-based consulting expense	30	—	—
Tax benefit from stock option exercises	152	—	—
Changes in assets and liabilities:
Accounts, funding and service fees receivables	(26,542)	(12,607)	(2,408)
Prepaid expenses and other current assets	(1,862)	570	(477)
Income taxes receivable	97	(51)	2,842
Accounts payable and accrued expenses	24,075	16,631	3,865

Net cash provided by operating activities	7,133	9,688	3,302

Cash flows from investing activities:
Purchases of property and equipment	(2,626)	(1,911)	(1,000)
Cash proceeds from sale of niche telecom operations, net of cash transferred	225	2,473	—

Net cash (used in) provided by investing activities	(2,401)	562	(1,000)

Cash flows from financing activities:
Net borrowings under line of credit agreements	6,559	13,478	3,040
Repurchases of Senior Notes	(18,258)	(15,811)	(2,692)
Debt financing costs	(76)	(27)	(1,153)
Proceeds from exercise of stock options	342	37	—
Net repayments under capital lease obligations	(115)	(292)	(277)

Net cash used in financing activities	(11,548)	(2,615)	(1,082)

Net (decrease) increase in cash and cash equivalents	(6,816)	7,635	1,220
Cash and cash equivalents, beginning of fiscal year	15,233	7,598	6,378

Cash and cash equivalents, end of fiscal year	$8,417	15,233	7,598

(Continued)

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003

(in thousands)

	December 25, 2005	December 26, 2004 (revised, note 2)	December 28, 2003
Supplemental cash flow information:
Cash paid during the fiscal year for:
Interest	$10,367	9,673	11,798
Income taxes	1,136	1,093	994
Supplemental schedule of significant non-cash investing and financing activities:
Exchange of 8% Subordinated Convertible Notes and $11 of accrued interest for the issuance of 2004A Convertible Preferred Stock	$—	6,737	—
Issuance of 2003A Convertible Preferred Stock in exchange for PIK Debentures	—	—	4,304
Issuance of 2003B Convertible Preferred Stock in exchange for 8% Subordinated Convertible Notes	—	—	513
Contribution of capital as a result of the exchange of 8% Subordinated Convertible Notes	—	—	913
Charge to capital as a result of the exchange of 8% Subordinated Convertible Notes	—	3,527	—
Capital lease obligations incurred for the purchase of new equipment	—	51	68

See accompanying notes to consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

(1)	Basis of Presentation

COMFORCE Corporation (“COMFORCE”) is a provider of outsourced staffing management services that enable Fortune 1000 companies and other large employers to consolidate, automate and manage staffing, compliance and oversight processes for their contingent workforces. The Company also provides specialty staffing, consulting and other outsourcing services to Fortune 1000 companies and other large employers for their healthcare support, technical and engineering, information technology, telecommunications and other staffing needs.

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

(2)	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year consists of the 52 or 53 weeks ending on the last Sunday in December. The Company’s most recently completed fiscal year ended on December 25, 2005. Fiscal years 2005, 2004 and 2003 contain 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of COMFORCE, COI and their subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revision to Cash Flow Presentation of Discontinued Operations

As discussed in note 19, in 2004, the Company sold its interests in two telecom subsidiaries in the Company’s Staff Augmentation segment, resulting in such businesses being classified as discontinued operations. For the purposes of the consolidated statements of cash flows, as permitted by SFAS No. 95, cash flows related to these discontinued operations have not been separately disclosed. Cash flows related to these discontinued operations for the year ended December 26, 2004 were previously separately disclosed, but such presentation has been revised to conform to the presentation in other periods.

Revenue Recognition

The Company provides supplemental staff to its customers under arrangements that typically require supervision by the customers’ management for a period of time. In these arrangements, the Company is solely responsible for employees engaged to provide services to a customer. The Company is the sole employer of record, pays the employees’ wages, pays unemployment taxes and workers compensation insurance premiums, provides health insurance and other benefits, and is responsible for paying all related taxes. The Company enters into service agreements with its customers, negotiates the terms of the services, including pricing, and bears the credit risk relative to customer payments. The Company bills its customers for these services with payment generally due upon receipt of the invoice. Revenue under these

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

arrangements is recognized upon the performance of the service by the Company’s employees. The associated payroll costs are recorded as cost of sales. There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligations once the services are rendered by the employee.

The Company’s contingent staffing management services enable customers to manage the selection, procurement and supervision of contingent staffing suppliers through its web-enabled proprietary and third party software, and include providing Company operating and support personnel to assist customers. The Company does not sell or license its software to customers, but rather utilizes it in connection with providing services. Consultant consolidation services, provided as a component of contingent staffing management services, comprise the management of invoicing for a customer’s multiple services providers that results in the consolidation of invoices for all of a customer’s individual staffing vendors. The Company recognizes revenue for the amount of its fees for these services, which are determined as a percentage of the gross billings to customers from the contingent staffing suppliers, as the services are performed. The Company invoices its customers for its fees together with the billings from the contingent staffing suppliers, which are reflected in accounts receivable as there is no right of offset with the liabilities for amounts due the contingent staffing suppliers. Amounts invoiced related to contingent staffing supplier billings are included in accrued expenses and are settled after our collection of the related receivables.

A portion of the Company’s revenue is attributable to license agreements. Under the terms of such license agreements, the Company is fully responsible for the payment of the employees. The Company submits all invoices for services performed to the customers and they are required to remit their payments for services performed directly to the Company. The Company includes these revenues and related direct costs in its net sales of services and cost of services on a gross basis. The net distribution to the licensee is based on a percentage of gross profit generated. The net distributions to licensees included in selling, general and administrative expenses for the fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003 were approximately $2,772,000, $3,052,000 and $2,991,000, respectively.

Due to the short-term nature of projects that are provided under the Company’s Telecom division, revenues are not recognized until such time that the project has been completed and all required services under the agreement have been provided.

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

In accordance with Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred, reimbursements received by the Company for out-of-pocket expenses are characterized as revenue.

Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents consists of certificates of deposit and are immaterial.

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

Goodwill

The Company applies FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), to evaluate goodwill impairment at least annually by comparing each reporting unit’s estimated fair value to its carrying amount. If the reporting unit’s estimated fair value is in excess of its carrying amount, the test is complete and no impairment is recorded. However, if the reporting unit’s estimated fair value is less than its carrying amount, additional procedures are performed to determine if any impairment of goodwill exists.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates involved are the collectibility of receivables, the fair value of goodwill, the recoverability of long-lived assets and deferred tax assets, accrued workers compensation liabilities and the assessment of litigation and contingencies. Actual results could differ from those estimates.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

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

The Company’s fixed rate debt obligations are traded infrequently, and their fair value may fluctuate significantly due to changes in the demand for securities of their type, the overall level of interest rates, conditions in the high yield capital markets, and perceptions as to the Company’s condition and prospects. After giving consideration to similar debt issues, indicated bid levels, and other market information, the Company believes that the approximate fair values of its outstanding debt instruments at December 25, 2005 were: (i) $46.2 million for COI’s 12% Senior Notes due 2007 in the outstanding principal amount of $46.3 million, and (ii) $1.7 million for COMFORCE’s 8% Convertible Subordinated Note in the outstanding principal amount of $1.4 million.

Deferred Financing Costs

Deferred financing costs consist of costs associated with the issuance of the Company’s long-term debt. Such costs are amortized over the life of the related debt, which ranges from 3 to 10 years, and unamortized costs are fully expensed upon discharge of any financing. Upon the repayment and termination in June 2003 of the Company’s prior revolving credit facility with other institutional lenders, $431,000 in unamortized financing costs related thereto were expensed. The Company wrote-off deferred financing costs of $178,000 in fiscal 2005 and $280,000 in fiscal 2004 relating to the early extinguishment of debt (see note 8), which are included in (loss) gain on debt extinguishment in the statements of operations. In addition, $186,000 of deferred financing costs were written off in 2004 related to the exchange of debt for preferred stock.

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

Foreign Currency

Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates during the fiscal year. The translation adjustments are accumulated in a separate component of stockholders’ deficit and transaction gains and losses are recognized in the statement of operations when realized.

Accrued Workers Compensation Liability

Workers compensation benefits are provided primarily under a self-insured plan for employees of the Company. The Company records its estimate of the ultimate cost of, and liabilities for, workers compensation based on computations using the Company’s loss history as well as industry statistics. In determining its liabilities, the Company includes amounts for estimated claims incurred but not reported.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

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

	Fiscal Year Ended
	December 25, 2005	December 26, 2004	December 28, 2003
Net income (loss) available to common shareholders as reported	$5,267	$1,226	$(23,908)

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	504	26	33

Pro forma income (loss) available to common shareholders	$4,763	$1,200	$(23,941)

Income (loss) per share:
As reported:
Basic	$0.31	$0.07	$(1.44)
Diluted	0.21	0.07	(1.44)
Pro forma:
Basic	0.28	0.07	(1.44)
Diluted	0.20	0.07	(1.44)

The per share weighted-average fair value of each option granted on the date of grant was $1.30 in fiscal 2005; $0.83 in fiscal 2004; and $0.19 in fiscal 2003, in each case using the Black-Scholes options pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 38.1% for fiscal 2005, 35.3% for fiscal 2004, and 45.4% for fiscal 2003; risk-free weighted interest rates of 3.8% for fiscal 2005, 4.01% for fiscal 2004, and 3.42% for fiscal 2003; and expected lives ranging from three to five years.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (R), Share Based Payment (“SFAS 123(R)”). This statement replaces SFAS No. 123, Accounting for Stock Based Compensation and supercedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all stock based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant date fair value of the stock options or other equity instruments. SFAS 123 (R) will be effective for the quarter ended March 26, 2006. While the Company currently provides the pro forma disclosures required

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, on a quarterly basis (see “Note 2 - Stock Compensation Plans”), it does not believe that the impact of this statement will have a material effect on its consolidated financial position, results of operation and cash flows for options granted to date since all options are fully vested.

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

In September 2005, the FASB issued EITF No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05 -08”). This EITF deals with the accounting for the tax implications of beneficial conversion features associated with convertible debt. As a result, companies should now recognize deferred tax liabilities for the difference between the book and tax basis of any beneficial conversion feature with a corresponding adjustment to additional paid-in capital. EITF 05-08 is effective for the Company in the first quarter of 2006 and management currently estimates that the impact of adoption will not be material to the financial position or the results of operations.

(3)	Property and Equipment

Property and equipment as of December 25, 2005 and December 26, 2004, consisted of (in thousands):

	Estimated useful lives in years	2005	2004
Computer equipment and related software	3-7	$21,105	$20,173
Furniture and fixtures	3-10	3,009	3,082
Leasehold improvements	3-7	654	692

		24,768	23,947
Less accumulated depreciation and amortization		(19,508)	(17,654)

		$5,260	$6,293

Depreciation and amortization expense related to property and equipment was $3,659,000, $4,168,000, and $4,181,000 for the fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively.

(4)	Goodwill

The Company is required to test goodwill for impairment in accordance with the provisions of SFAS 142. The Company performs this evaluation as of the end of each fiscal year or earlier during each fiscal year as circumstances require. The Company utilizes an independent firm to assist management in its determination of the fair values of its reporting units. In its determination of the fair values, the firm engaged by the Company primarily utilized a discounted cash flow analysis as well as various other valuation approaches, including (a) recent values paid by investors and purchasers of companies in businesses similar to that of the Company, (b) capitalization multiples of companies with investment characteristics resembling those of the reporting units, (c) the enterprise value of the Company, and (d) asset and liability structure.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

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

This impairment loss relates primarily to the goodwill attributable to staffing companies acquired by the Company in 1996 through 1998. If management’s expectations of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of the Company’s reporting units could change significantly. Such a change could result in additional goodwill impairment charges in future periods, which could have a significant impact on the Company’s consolidated financial statements.

The changes in the carrying amount of goodwill for the three fiscal years ended December 25, 2005 is as follows (in thousands):

	Staff Augmentation	Human Capital Management	Total
Balance as of December 29, 2002	$51,042	$9,200	$60,242
Impairment losses	(28,000)	—	(28,000)

Balance at December 28, 2003	23,042	9,200	32,242
Goodwill associated with the niche telecom operations sold in 2004	(169)	—	(169)

Balance as of December 26, 2004 and December 25, 2005	$22,873	$9,200	$32,073

(5)	Intangible Assets

The intangible assets with definite useful lives are comprised of covenants not to compete, which are being amortized over 8 to 10 years with a gross carrying amount of $358,000 and accumulated amortization of $318,000 as of December 25, 2005. Amortization expense was $41,000, $51,000 and $66,000 for the fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003, respectively. Future amortization expense is as follows (in thousands):

For fiscal year ended December 31, 2006	$20
For each of the fiscal years ended December 30, 2007 through December 25, 2010	5

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

(6)	Accrued Expenses

Accrued expenses as of December 25, 2005 and December 26, 2004, consisted of (in thousands):

	2005	2004
Payroll and payroll taxes	$72,425	46,290
Vacation/retirement plan	2,869	2,375
Income taxes payable	3,968	7,100
Commissions	1,499	1,332
Interest	934	1,089
Other	5,612	4,740

	$87,307	62,926

The increase in payroll and payroll taxes is primarily attributable to the increase in the Company’s contingent staffing management services. See note 2.

(7)	Income Taxes

Income tax (benefit) expense for the years ended as of December 25, 2005, December 26, 2004, and December 28, 2003 was allocated as follows (in thousands):

	2005	2004	2003
Income from continuing operations	$(1,455)	2,058	571
Discontinued Operations	(19)	(13)	54

	$(1,474)	2,045	625

The (recovery of) provision for income taxes as of December 25, 2005, December 26, 2004, and December 28, 2003 consisted of (in thousands):

	2005	2004	2003
Current:
Federal	$(1,870)	1,774	1,769
Foreign	24	—	—
State	(190)	505	533

Total current	(2,036)	2,279	2,302

Deferred:
Federal	496	(309)	(1,438)
State	85	88	(293)

Total deferred	581	(221)	(1,731)

Total tax (benefit) expense	$(1,455)	2,058	571

Total income tax (benefit) expense relating to continuing operations differed from income taxes at the statutory federal income tax rate of 34% as a result of the following items (in thousands):

	2005	2004	2003
Income taxes at statutory federal tax rate of 34.0%	$1,614	1,303	(6,541)
State and local taxes, net of federal tax	519	436	158
Change in deferred tax rates and estimates used	203	(44)	(71)
Non-deductible goodwill impairment charges	—	—	5,882
Tax contingency matters	(4,317)	—	—
Other non-deductible expenses	526	363	262
Recognition of prior year liability	—	—	881

Income tax (benefit) expense	$(1,455)	2,058	571

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

The components of deferred tax assets and deferred tax liabilities at December 25, 2005 and December 26, 2004 (in thousands) are as follows:

	2005	2004
Deferred tax assets:
Receivable allowances	$275	409
Excess book amortization expense	1,906	2,559
Accrued liabilities and other	2,177	2,174
Tax benefit of capital loss carryforward	1,134	1,134
Tax benefit of state NOL carryforwards, net of federal benefit	581	503

	6,073	6,779
Less valuation allowance	(1,423)	(1,299)

Total deferred tax assets	$4,650	5,480

Deferred tax liabilities:
Prepaids	$437	—
Excess tax depreciation	1,004	1,785
Other	105	10

Total deferred tax liabilities	1,546	1,795

Net deferred tax asset	$3,104	3,685

At December 25, 2005, the Company has available $880,000 of state tax benefits from state net operating losses which are required under various state laws to be carried forward to future years. These tax benefits are available to offset future state income tax and expire in the tax years 2006 through 2025.

As of December 25, 2005, the Company has available approximately $1.1 million of federal and state tax benefits from a capital loss carryforward generated when the Company sold a portion of its Telecom division in the first quarter of 2004. This capital loss, the benefit of which only can be used to the extent of future capital gain income, has been carried forward as required under federal and state laws to future years and will expire on December 31, 2009.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, the ability to carryback future losses to recover income taxes paid and tax planning strategies that could be implemented. The Company increased its valuation allowance by $124,000 to $1.4 million as of December 25, 2005. The increase in the valuation allowance has two components: a $46,000 increase for net operating loss carryforwards for certain states where management believes these loss carry forwards will expire unused, and a $78,000 valuation allowance attributable to certain payments of consideration relating to the sale of a portion of its niche telecom operations. The Company has entered into litigation with the buyer for nonpayment of its note receivables received as partial consideration for the sale. Since there is significant doubt as to the collectibility of any additional interest payments, the Company established an additional valuation allowance against this asset.

Based on the Company’s ability to carryback reversals of deferred tax assets in future periods, available taxes paid in current and prior years, along with the Company’s historical taxable income record, management believes that it is more likely than not that the Company will realize the benefit of the net

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

deferred tax assets existing at December 25, 2005. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company will generate net taxable income. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

(8)	Debt

Long-term debt at December 25, 2005 and December 26, 2004, consisted of (in thousands):

	2005	2004
12% Senior Notes, due December 1, 2007	$46,310	64,410
8% Subordinated Convertible Note, due December 2, 2009	1,405	1,299
Revolving line of credit, due June 24, 2007, with interest payable at prime plus 0.5% and/or LIBOR plus 2.0% with a weighted average rate of 6.24% at December 25, 2005, and 4.93% at December 26, 2004	58,077	51,518

Total long-term debt	$105,792	117,227

Contractual maturities of long-term debt are as follows (in thousands):

2007	$104,387
2009	1,405

Total	$105,792

Senior Notes: The Company issued $110 million original principal amount of its 12% Senior Notes due December 1, 2007 (the “Senior Notes”) in November 1997, principally to fund its acquisition of Uniforce Services, Inc. The Senior Notes provide for semi-annual payments of interest at the rate of 12% per annum. As of March 9, 2006, $46.3 million principal amount of the Senior Notes remained outstanding. The Senior Notes are governed by an indenture under which Wilmington Trust serves as the trustee. The indenture governing the Senior Notes contains a number of significant restrictions and covenants (all of which the Company believes it was in compliance with as of December 25, 2005) that require the Company to ensure among other things that:

•	the Company does not grant a security interest in its assets or incur indebtedness, except indebtedness incurred in accordance with the indenture, which permits indebtedness subordinated to and due later than the Senior Notes and that meets other conditions in the indenture, indebtedness on a parity with the Senior Notes meeting specified conditions in the indenture, renewals or replacements of any bank credit facility, capital lease obligations, securitization transactions, indebtedness within specified dollar limitations and other exceptions;

•	the Company does not sell or dispose of its assets except in accordance with the covenants and conditions in the indenture, or issue shares of its capital stock except in accordance with the covenants and conditions in the indenture;

•	the net proceeds from any permitted sale of the Company’s capital stock or its assets are applied to repay any bank credit facility, or, if not required by the lender or such net proceeds are not reinvested in other assets, to redeem Senior Notes or applied for other specified proper purposes;

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

•	the Company does not enter into transactions with affiliates other than in accordance with the indenture; and

•	the Company does not invest in other businesses or engage in other business activities unless permitted under the indenture

In 2004, the Company repurchased an aggregate of $18.1 million principal amount of its Senior Notes for $15.8 million, principally utilizing available funds under the PNC Credit Facility. The Senior Notes were purchased from unrelated parties. As a result of these repurchases, the Company recognized a gain on debt extinguishment of $2.0 million in 2004, net of $280,000 of deferred financing costs.

In 2005, the Company repurchased an aggregate of $18.1 million principal amount of its Senior Notes for $18.3 million, principally utilizing available funds under the PNC Credit Facility. The Senior Notes were purchased from unrelated parties. As a result of these repurchases, the Company recognized an aggregate loss on debt extinguishment of $336,000 in fiscal 2005, net of $178,000 of deferred financing costs.

Convertible Note: The Company’s 8.0% Subordinated Convertible Notes due December 2, 2009 (the “Convertible Note”) are convertible into common stock at $1.70 per share.

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

Under the terms of the Convertible Note prior to this amendment, interest was to be payable only in cash beginning with the interest payment due on June 1, 2005. The debt service costs associated with the Convertible Note have been satisfied through additions to principal through December 1, 2005 (the most recent semi-annual interest payment date), resulting in additions to principal of $605,000 in 2004 and $106,000 in 2005. This additional principal is convertible into common stock on the same basis as other amounts outstanding under the Convertible Note, which provides for conversion into common stock at the rate of $1.70 per share. As a result of its election to pay interest in kind under the Convertible Note, the Company recognized beneficial conversion features of $180,000 in 2004 and $14,000 in 2005 that increased deferred financing costs and paid-in capital. The Convertible Note may be prepaid in whole or in part, provided that the market value of the Company’s common stock exceeds $2.13 for a specified period of time and, for any prepayment prior to December 1, 2006, upon payment of a prepayment premium of 1.0%. The holder has 10 days to convert the Convertible Notes following notice of prepayment.

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

PNC Credit Facility: COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, entered into an $85.0 million Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”) and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions. The Company entered into the PNC Credit Facility in June 2003 and it has been subject to various amendments. At December 25, 2005, the Company had remaining availability, as defined in the agreement, under the PNC Credit Facility of $19.3 million.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

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

Fixed charge coverage ratio*	Margin (%)
greater than 1.50:1.00	1.75
greater than 1.30:1.00 to 1.50:1.00	2.00
greater than 1.05:1.00 to 1.30:1.00	2.25
equal to or less than 1.05:1.00	2.50

*	as defined in the PNC Credit Facility loan documents

The PNC Credit Facility also provides for a commitment fee of 0.375% of the unused portion of the facility. The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The PNC Credit Facility contains various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The maturity date of the PNC Credit Facility is June 24, 2007. The Company was in compliance with all financial covenants under the PNC Credit Facility at December 25, 2005, except that management failed to provide PNC with an annual debt compliance certificate confirming the Company’s compliance with the terms of the PNC Credit Facility for 2003 and 2004. We believe we were in compliance with the debt requirements under the PNC Credit Facility for these years but failed to provide the certificate based upon a good faith belief that it was not required. PNC subsequently waived our non-compliance with this requirement.

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

As of December 25, 2005, the Company had outstanding $5.1 million of standby letters of credit under the PNC Credit Facility.

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

	2005	2004	2003
Basic income (loss) per common share:
Income (loss) from continuing operations	$6,202	1,776	(19,809)
Dividends on preferred stock:
Series 2003A	461	461	396
Series 2003B	38	38	276
Series 2004A	506	31	—

	1,005	530	672

Income (loss) available to common stockholders from continuing operations	$5,197	1,246	(20,481)

Weighted average common shares outstanding	16,907	16,675	16,659
Basic income (loss) per common share from continuing operations	$0.31	0.07	(1.23)

Diluted income (loss) per common share:
Income (loss) available to common stockholders from continuing operations	$5,197	1,246	(20,481)
Dividends on preferred stock:
Series 2003A	461	—	—
Series 2003B	38	38	—
Series 2004A	506	—	—

	1,005	38	—
After tax equivalent of interest expense on 8% Subordinated Convertible Notes	65	—	—

Income (loss) for purposes of computing diluted income per share from continuing operations	$6,267	1,284	(20,481)

Weighted average common shares outstanding	16,907	16,675	16,659
Dilutive stock options	424	479	—
Assumed conversion of 8% Subordinated Convertible Notes	769	—	—
Assumed conversion of Preferred Stock:
Series 2003A	6,672	—	—
Series 2003B	1,039	968	—
Series 2004A	3,982	—	—

Weighted average common shares outstanding for purposes of computing diluted income (loss) per share	29,793	18,122	16,659

Diluted income (loss) per common share from continuing operations	$0.21	0.07	(1.23)

The following shares of common stock were excluded from the above calculations as their effect would have been anti-dilutive:

•	As of December 26, 2004: 764,000 shares issuable upon conversion of the Convertible Note; 6,672,000 shares issuable upon conversion of the Series 2003A Preferred Stock; and 3,981,000 shares issuable upon conversion of the Series 2004A Preferred Stock.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

•	As of December 28, 2003: 4,400,000 shares issuable upon conversion of the Convertible Note; 6,233,000 shares issuable upon conversion of the Series 2003A Preferred Stock; and 968,000 shares issuable upon conversion of the Series 2003B Preferred Stock.

In addition, options and warrants to purchase 1,755,000, 2,697,000 and 4,009,000 shares of common stock were outstanding as of the end of the fiscal years 2005, 2004 and 2003, respectively, but were not included in the computation of diluted income (loss) per share because their effect would be anti-dilutive.

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

In February 2003, the Company issued $6.1 million face amount (6,100 shares) of its Series 2003A Preferred Stock having a fair value of $4.3 million in exchange for $12.3 million of its outstanding PIK Debentures (including accrued interest) from the Fanning Partnership, a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of the Fanning Partnership, but has no pecuniary interest therein. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction. The consideration paid to the Fanning Partnership in February 2003 for the principal amount of the PIK Debentures exchanged in this transaction approximated in fair value the consideration that the Fanning Partnership had previously paid to the unrelated third party sellers of the PIK Debentures. The Company’s offer to exchange PIK Debentures for Series 2003A Preferred Stock was extended to all holders of the PIK Debentures that remained outstanding. The Series 2003A Preferred Stock is convertible into common stock at $1.05 per share. At December 25, 2005, there were cumulative, unpaid and undeclared dividends on the Series 2003A Preferred Stock of $1.3 million.

In September 2003, the Company issued 513 shares of its Series 2003B Preferred Stock having a face amount and fair value of $513,000 in exchange for $2.0 million aggregate amount of the Company’s Convertible Note, plus accrued interest, in a transaction with the Fanning Partnership. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction. The consideration paid to the Fanning Partnership in September 2003 for the principal amount of the Convertible Note exchanged in this transaction was substantially less than the consideration paid by the Fanning Partnership for the securities it had previously exchanged for the Convertible Note. As a result of this transaction, the Company recorded a contribution to capital of $913,000, net of taxes, in lieu of recognizing a gain on the extinguishment of debt. In addition, the conversion price of $0.54 per share for the Series 2003B Preferred Stock, as discussed below, represents the average closing price of the common stock for the 15 trading days immediately preceding the date of the effective date of the transaction (September 26, 2003), and was lower than the $0.82 per share closing price as of the effective date. As a result of this beneficial conversion feature, the Company recorded a preferred stock dividend of $266,000 in the third quarter of fiscal 2003. At December 25, 2005, there were cumulative, unpaid and undeclared dividends on the Series 2003B Preferred Stock of $87,000.

In December 2004, the Company issued 6,737 shares of its Series 2004A Preferred Stock having a face amount of $6,737,000 and a fair value of $10,264,000 in exchange for $6,736,848 in principal and accrued interest of the Convertible Note in a transaction with the Fanning Partnership. The Company obtained the

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction. As a result of this transaction, the Company recorded a charge to additional paid-in capital of $3.5 million, in lieu of recognizing a loss on the extinguishment of debt, for the excess of the fair value of the preferred stock issued over the carrying value of the Convertible Note retired, as the exchange was considered a capital transaction with a major shareholder of the Company. The conversion price of $1.70 per share for the Series 2004A Preferred Stock, as discussed below, is the same common stock conversion rights as existed for the Convertible Note. At December 25, 2005, there were cumulative, unpaid and undeclared dividends on the Series 2004A Preferred Stock of $536,000.

The rights and preferences of the Series 2004A Preferred Stock are substantially identical to those of the Company’s Series 2003A and 2003B Convertible Preferred Stock, except that the conversion price is $1.05 per share for the Series 2003A Preferred Stock, $0.54 per share for the Series 2003B Preferred Stock, and $1.70 per share for the Series 2004A Preferred Stock. The conversion price is the price at which a holder of shares of Series 2004A, Series 2003A or Series 2003B Preferred Stock may convert such instruments into common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate). The Company is permitted to require conversion of the Preferred Stock if the average market price of its common stock for any six month period is at least $3.25 per share for the Series 2003A and 2003B Preferred Stock or $4.50 per share for the Series 2004A Preferred Stock, but only if the shares of Series Preferred Stock can be converted into freely tradable common stock.

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

(11)	Stock Options and Warrants

In 1993, the Company adopted, with stockholder approval, a Long-Term Stock Investment Plan (the “1993 Plan”) which, as amended, authorized the grant of options to purchase up to 5,000,000 shares of the Company’s common stock to executives, key employees and agents of the Company and its subsidiaries. All executive officers and other officers, directors and employees, as well as independent agents and consultants, of the Company and its subsidiaries were eligible to participate in the 1993 Plan and to receive option grants made before December 31, 2002. Effective as of December 31, 2002, no additional options were issuable under the 1993 Plan.

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

All options granted to officers, directors, employees and independent agents under the 1993 Plan and 2002 Plan have been granted at a price equal to or greater than the fair market value of the Company’s common stock at the date of grant. Generally, options are granted with a vesting period of up to 4 years and expire 10 years from the date of grant. The options granted in 2005 had a vesting period of less than one year.

A summary of stock option transactions for the fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003 is as follows:

	2005		2004		2003
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding, beginning of fiscal year	3,753,278	$3.97	3,839,628	$4.04	4,022,848	$4.11
Granted	670,000	2.89	70,000	2.19	70,000	0.77
Exercised	(390,000)	0.87	(30,000)	1.25	—	—
Forfeited/expired	(854,900)	6.67	(126,350)	5.71	(253,220)	4.20

Options outstanding, end of fiscal year	3,178,378	3.51	3,753,278	3.97	3,839,628	4.04

Options exercisable, end of fiscal year	3,178,378	$3.40	3,529,941	$4.14	3,601,291	$4.23

Options available for grant, end of fiscal year	200,000		870,000		940,000

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

The following table summarizes information about stock options outstanding at December 25, 2005:

Range of exercise prices	Shares outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Shares exercisable	Weighted- average exercisable price
$0.66 -$ 4.99	2,232,628	5.90	$1.98	2,232,628	$1.98
$5.00 - $ 7.99	855,250	1.19	6.31	855,250	6.31
$8.00 - $13.99	82,500	2.26	10.14	82,500	10.14
$14.00 - $17.99	1,000	0.84	15.38	1,000	15.38
$18.00 - $18.38	7,000	0.36	18.38	7,000	18.38

$0.66 - $18.38	3,178,378	4.53	$3.40	3,178,378	$3.40

Warrants

At December 25, 2005, December 26, 2004 and December 28, 2003, the Company had outstanding warrants to purchase a total of 169,000 shares of common stock at a price of $7.55 per share. These warrants expire in 2009.

(12)	Litigation and Contingencies

In November 2003, the Company received a general notice letter from the United States Environmental Protection Agency (the “U.S. EPA”) that it is a potentially responsible party at Chicago’s Lake Calumet Cluster Site, which for decades beginning in the late 19th/early 20th centuries had served as a waste disposal site. In December 2004, the U.S. EPA sent the Company and numerous other companies special notice letters requiring the recipients to make an offer by a date certain to perform a remedial investigation and feasibility study (RI/FS) to select a remedy to clean up the site. The Company’s predecessor, Apeco Corporation (“Apeco”), a manufacturer of photocopiers, allegedly sent waste material to this site. The State of Illinois and the U.S. EPA have proposed that the site be designated as a Superfund site. The Company is one of over 400 potentially responsible parties (many of which may no longer be in operation or viable) to which notices were sent, and the Company has joined a working group of more than 100 members representing over 120 potentially responsible parties for the purpose of responding to the United States and Illinois environmental protection agencies.

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

In July 2005, the Company’s subsidiary, COMFORCE Technical Services, Inc. (“CTS”) was served with an amended complaint in the suit titled Reyes V. East Bay Municipal Utility District, et al, filed in the Superior Court of California, Alameda County, in connection with a gasoline pipeline explosion in November 2004 that killed five workers and injured four others. As part of a construction project to lay a water transmission line, a backhoe operator employed by a construction contractor unaffiliated with CTS allegedly struck and breached a gasoline pipeline and an explosion occurred when leaking gasoline ignited. The complaint names various persons involved in the construction project as defendants, including CTS. The complaint alleges, among other things, that CTS was negligent in failing to properly mark the location of the pipeline. The complaint does not specify monetary damages.

CTS was subsequently named as defendant in fourteen other lawsuits concerning this accident in the Superior Court of California which have been consolidated with the Reyes case in a single coordinated action styled as the Gas Pipeline Explosion Cases in the Superior Court of California, Contra Costa County.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

CTS denies any responsibility for this accident. CTS has requested that its insurance carriers defend it in these actions, and the carriers have appointed counsel to defend CTS in the case, subject to the carriers reservation of rights. Management of CTS (and the Company) cannot estimate the amount of damages, if any, to which CTS may be liable. Following an investigation of the accident, Cal-OSHA issued citations to four unrelated contractors on the project, but declined to issue any citations against CTS. Although Cal-OSHA did not issue a citation against CTS, it will not be determinative in the pending civil cases, and no assurance can be given that CTS will not be held to be responsible for damages in excess of its policy limits.

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

(13)	Savings Incentive and Profit Sharing Plan

The Company provides a savings incentive and profit sharing plan (the “Plan”). All eligible employees may make contributions to the Plan on a pre-tax salary deduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. No contributions to the Plan were made by the Company in 2005, 2004 or 2003.

Certain employees who work for governmental agencies are required to be covered under a separate defined contribution plan. During 2005, 2004 and 2003, the Company recorded approximately $1,797,000, $2,296,000 and $2,107,000, respectively, of expense related to these benefits.

(14)	Lease Commitments

The Company leases certain office space and equipment. Rent expense for all operating leases in 2005, 2004 and 2003 approximated $3,204,000, $3,057,000 and $3,597,000, respectively.

As of December 25, 2005, future minimum rent payments due under the terms of noncancelable operating leases excluding any amount that will be paid for operating costs are (in thousands):

2006	$2,617
2007	2,112
2008	1,726
2009	1,556
2010	800
Thereafter	523

$9,334

(15)	Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents and trade receivables.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

The Company maintains cash in bank accounts which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. The Company believes it mitigates such risk by investing its cash through major financial institutions.

At the end of fiscal 2005 the Company had two customers which accounted for 23.6% of the Company’s total accounts receivable. For fiscal year end 2004, the Company did not have any customers with accounts receivable balances that aggregated 10.0% or more of the Company’s total accounts receivable. During fiscal 2005, the largest four customers of the Company accounted for an aggregate of approximately 21.6% of the Company’s revenues. During fiscal 2004, the largest four customers of the Company accounted for an aggregate of approximately 20.1% of the Company’s revenues. During fiscal 2003, the largest four customers of the Company accounted for an aggregate of approximately 20.5% of the Company’s revenues.

(16)	Segment Information

COMFORCE has determined that its reportable segments are distinguished principally by the types of services offered to the Company’s clients. The Company manages its operations and reports its results through three operating segments — Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services. The Human Capital Management Services segment primarily provides contingent workforce management services. The Staff Augmentation segment provides healthcare support, technical and engineering, information technology (IT), telecommunications and other staffing services. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies.

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

The table below presents information on the revenues and operating contribution for each segment for the years ended December 25, 2005, December 26, 2004 and December 28, 2003, and items which reconcile segment operating contribution to COMFORCE’s reported income (loss) from continuing operations before income taxes and before cumulative effect of a change in accounting principle (in thousands):

	December 25, 2005	December 26, 2004	December 28, 2003
Net sales of services:
Human Capital Management Services	$311,497	270,130	189,003
Staff Augmentation	223,672	203,575	174,316
Financial Outsourcing Services	4,672	7,182	6,663

	$539,841	480,887	369,982

Operating contribution:
Human Capital Management Services	$12,228	10,799	7,412
Staff Augmentation (1)	19,753	18,018	(9,630)
Financial Outsourcing Services (2)	3,706	5,518	6,161

	35,687	34,335	3,943

Consolidated expenses:
Corporate general and administrative expenses	16,346	16,053	14,818
Depreciation and amortization	3,700	4,219	4,220
Interest and other, net	10,558	12,228	13,294
Write-off of deferred financing costs	—	—	431
Loss (gain) on debt extinguishment	336	(1,999)	(9,582)

	30,940	30,501	23,181

Income (loss) from continuing operations before income taxes	$4,747	3,834	(19,238)

Total assets:
Human Capital Management Services	$76,480	48,897	35,024
Staff Augmentation	58,794	53,498	49,596
Financial Outsourcing Services	15,715	21,822	23,726
Corporate	22,989	30,432	25,967

	$173,978	154,649	134,313

(1)	The Company recorded goodwill impairment charges of $24.5 million during 2003 as a charge against operating income in accordance with the provisions of SFAS 142.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

(2)	Includes a $1.6 million insurance recovery in the first quarter of 2003 related to an uncollectible funding and service fees receivable that was written-off in 2001.

(17)	Limitations on Use of Cash

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI. Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE. The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the indenture, the most significant component of which is based upon 50% of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997. Principally as a result of losses incurred by COI in fiscal 2001, 2002, 2003 and 2004, and prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture until COI generates net income of approximately $10.7 million. However, COMFORCE has approximately $1.8 million available to it at December 25, 2005 from proceeds it has generated from the sale of stock, principally upon the exercise of options and warrants. This $1.8 million may be used by COMFORCE to pay interest on the Convertible Notes or for other business purposes.

Interest on the Convertible Note is payable, at the option of COMFORCE, in cash or in kind (by adding the interest then due to principal). Through December 25, 2005, COMFORCE has paid all interest under the Convertible Note in kind. COMFORCE’s ability to repay the Convertible Note at its maturity on December 2, 2009, or on any earlier required repayment or repurchase dates, will also be dependent on any restrictions under its loan agreements as then in effect and availability of funds.

In March 2004, the holder of the Convertible Note, the Fanning Partnership, a partnership in which John Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest, agreed to extend the payment-in-kind terms under the Convertible Note from the original termination date

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

on December 1, 2003 for one additional year. In December 2004, as part of a partial exchange of the Convertible Note for Series 2004A Preferred Stock (see note 10), the Fanning Partnership agreed to further extend the payment-in-kind terms under the Convertible Note until the maturity date.

(18)	Related Party Transactions

Convertible Note and Preferred Stock Transactions: During 2003 and 2004, the Company entered into various debt and equity transactions involving the Convertible Note and preferred stock with the Fanning Partnership, a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of the Fanning Partnership, but has no pecuniary interest therein. Harry V. Maccarrone, a director and the executive vice president and chief financial officer of the Company, is the trustee of a trust and the general partner of a partnership that are limited partners in the Fanning Partnership, but he has no pecuniary interest therein other than a nominal interest. These transactions are described in notes 8 and 10. For all such transactions, the Company obtained the opinion of an independent investment banking firm that the terms of the exchange or other transactions with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction.

Other Transactions: Rosemary Maniscalco, through a company owned by her, provides consulting services to the Company at the rate of $1,100 per day (for fiscal year 2005), plus expenses. During 2005, 2004 and 2003, the Company paid $74,258, $60,490 and $77,040, respectively, for such consulting services. In addition, in 2005, the Company granted an option to purchase 25,000 shares of common stock at an exercise price of $3.02 per share to Ms. Maniscalco, for which a compensation expense of $30,000 was recorded. Rosemary Maniscalco, the Vice Chairman of the Company, is the general partner of the Fanning Partnership but holds no pecuniary interest in the Fanning Partnership.

(19)	Sale of Niche Telecom Operations

Effective as of March 1, 2004, COMFORCE sold an 80% interest in two telecom subsidiaries in the Staff Augmentation segment and sold its remaining 20% minority interest in these companies by June 29, 2004. These subsidiaries operated in the customer premise equipment services niche of the telecom sector, a niche that was outside of the Company’s core competency in telecom. The buyer, Spears Holding Company, Inc. (“Spears”), is controlled by an individual who was one of the principals of these companies when they were sold to COMFORCE in 1998. Revenues for the subsidiaries that were sold represented less than 3.5% of the Company’s consolidated revenues in fiscal 2003. All cash proceeds received by the Company to date from this sale have been used to pay down bank debt. The total consideration included cash of $1,448,000 and short-term promissory notes of $1,150,000 which were paid during fiscal 2004.

In addition, the Company accepted three long term promissory notes totaling $3.7 which were valued at $1.4 million by an independent valuation firm. The sale resulted in a gain of $1,102,000, which represented the excess of the net proceeds (cash and short-term notes of $2,598,000 plus the fair value of the long-term notes of $1,400,000, less transaction costs of $144,000), over the net book value of the net assets of the business sold of $2,752,000. The Company did not recognize any gain on this transaction until the cash payments it received exceeded its investment ($2,896,000) in the business sold. The cash received under the sale agreement, including principal and interest on the notes, was recorded as a reduction of, and, during the second quarter of 2005, had eliminated the balance in net assets held for sale. Cash received in excess of net assets held for sale of $101,000 has been recorded as a gain from the sale of discontinued operations. This was partially offset by $31,000, net of tax, of legal fees which resulted in income from discontinued operations for fiscal 2005 of $70,000. Additional cash received by the Company in future periods, if any, will be recorded as an additional gain from the sale of discontinued operations up to the remaining amount of the $1,001,000 gain. If and when the entire gain has been recognized, additional cash receipts, if any, will be recorded as interest income within other income from continuing operations.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

In accordance with SFAS 144, the results of operations from the sale of the Company’s niche telecom operations have been recorded as discontinued operations. The net loss from discontinued operations was $20,000 for fiscal 2004.

On or about June 29, 2005 the Company received a copy of a notice to Spears from Spears’ senior lender. The notice stated that defaults had occurred and were continuing under Spears’ credit agreement with its senior lender. Spears has subsequently failed to make the payments of principal and interest that were due and payable on and after July 1, 2005 under the long-term notes it issued to the Company as part of the consideration for the telecom businesses.

The long-term notes from Spears to the Company are subject to a subordination agreement between the Company, Spears and Spears’ senior lender. Under that agreement, among other things, the Company cannot accept payments under the long-term notes from Spears if there is a default under the senior lender’s credit agreement with Spears, subject to a 180-day standstill period after which the Company can take action to enforce its rights under the long-term notes. On July 5, 2005, the Company gave notice of the default under Spears’ credit agreement with the senior lender, commencing the running of the 180-day standstill period. In January 2006, following the expiration of the standstill period, the Company filed an action to enforce its rights under the notes. The Company also has the right to enforce a keep well agreement between the individual who controls Spears, and Spears’ senior lender and has brought an action to enforce that right. There can be no assurance that any of these actions will result in the cure of Spears’ defaults, or any further payments to the Company.

(20)	Selected Quarterly Financial Data (unaudited)

(in thousands, except per share data and footnotes)

	Quarter				Year ended December 25, 2005
Fiscal 2005	First	Second	Third	Fourth
Net sales of services	$123,694	$134,909	$139,066	$142,172	$539,841
Gross profit	16,891	19,793	20,628	21,948	79,260
Net income (1)	(250)	509	5,113	900	6,272

Income per share:
Basic	$(0.03)	$0.02	$0.29	$0.04	$0.31
Diluted	$(0.03)	$0.01	$0.17	$0.03	$0.21

	Quarter				Year ended December 26, 2004
Fiscal 2004	First	Second	Third	Fourth
Net sales of services	$107,441	$117,558	$123,392	$132,496	$480,887
Gross profit	16,441	17,694	17,538	20,364	72,037
Net income (2)	787	65	132	772	1,756

Income per share:
Basic	$0.04	$0.00	$0.00	$0.04	$0.07
Diluted	$0.03	$0.00	$0.00	$0.03	$0.07

(1)	Includes a tax benefit of $4.3 million from the resolution of certain federal and state tax contingencies for the year ended December 25, 2005 and quarter ended September 25, 2005.
(2)	Includes a $1.2 million gain on debt extinguishment (net after income taxes) or $0.04 per basic and diluted share for the fiscal year ended December 26, 2004 and the quarter ended March 28, 2004.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2005, December 26, 2004 and December 28, 2003

Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the fiscal year.

Schedule

COMFORCE CORPORATION AND SUBSIDIARIES

Schedule II Valuation and Qualifying Accounts

Fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003

(in thousands)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (Net (write-offs) recoveries)	Balance at end of period
For the fiscal year ended December 25, 2005:
Allowance for doubtful accounts	$1,042	(236)	—	(101)	705

For the fiscal year ended December 26, 2004:
Allowance for doubtful accounts	$892	38	—	112	1,042

For the fiscal year ended December 28, 2003:
Allowance for doubtful accounts	$1,219	36	—	(363)	892

EXHIBIT INDEX

Unless otherwise indicated, for documents incorporated herein by reference to exhibits included in SEC filings of COMFORCE Corporation, the registration number for COMFORCE Corporation is 001-06801.

3.1	Restated Certificate of Incorporation of COMFORCE Corporation, as amended by Certificates of Amendment filed with the Delaware Secretary of State on June 14, 1987 and February 12, 1991 (included as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 of COMFORCE Corporation filed with the Commission on May 10, 1996 (Registration No. 033-6043) and incorporated herein by reference).

3.2	Certificate of Ownership (Merger) of COMFORCE Corporation into Lori Corporation (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 1995 and incorporated herein by reference).

3.3	Certificate of Amendment of Certificate of Incorporation of COMFORCE Corporation filed with the Secretary of State of Delaware on October 28, 1996 (included as an exhibit to COMFORCE Corporation’s Registration Statement on Form S-8 of COMFORCE Operating, Inc. filed with the Commission on March 13, 2000 (Registration No. 333-56962) and incorporated herein by reference).

3.4	Certificate of Ownership (Merger) of AZATAR into COMFORCE Corporation (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated November 8, 1996 and incorporated herein by reference).

3.5	Amended and Restated Certificate of Designation and Determination of Rights and Preferences of Series 2003A, 2003B and 2004A Convertible Preferred Stock of COMFORCE Corporation filed with the Secretary of State of Delaware on December 8, 2004 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 13, 2004 and incorporated herein by reference).

3.6	Bylaws of COMFORCE Corporation, as amended and restated effective as of February 26, 1997 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 1996 and incorporated herein by reference).

4.1	Indenture dated as of November 26, 1997 with respect to 12% Senior Notes due 2007 between COMFORCE Operating, Inc., as issuer, and Wilmington Trust Company, as trustee (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 9, 1997 and incorporated herein by reference).

4.2	First Supplemental Indenture dated as of November 29, 2000 between COMFORCE Corporation and Wilmington Trust Company, as trustee, to Indenture dated as of November 26, 1997 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 19, 2000 and incorporated herein by reference).

4.3	Second Supplemental Indenture dated as of December 4, 2000 between COMFORCE Corporation and Wilmington Trust Company, as trustee, to Indenture dated as of November 26, 1997 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 19, 2000 and incorporated herein by reference).

4.4	Second Amended and Restated 8% Subordinated Convertible Note due December 2, 2009 of COMFORCE Corporation (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 13, 2004 and incorporated herein by reference).

10.1	Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 1998 and incorporated herein by reference).

10.2	Amendment to Employment Agreement dated as of March 28, 2000 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 1999 and incorporated herein by reference).

10.3	Second Amendment to Employment Agreement dated as of January 23, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendment dated as of March 28, 2000 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 2000 and incorporated herein by reference).

10.4	Third Amendment to Employment Agreement dated as of September 27, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendments dated as of March 28, 2000 and January 23, 2001 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 30, 2001 and incorporated herein by reference).

10.5	Fourth Amendment to Employment Agreement dated as of July 1, 2002 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendments dated as of March 28, 2000, January 23, 2001 and September 27, 2001 (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.6	Fifth Amendment to Employment Agreement dated as of January 1, 2003 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendments dated as of March 28, 2000, January 23, 2001, September 27, 2001 and July 1, 2002 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 29, 2003 and incorporated herein by reference).

10.7	Sixth Amendment to Employment Agreement dated as of January 15, 2004 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning, as previously amended by Amendments dated as of March 28, 2000, January 23, 2001, September 27, 2001, July 1, 2002 and January 1, 2003.

10.8	Employment Agreement dated as of January 1, 1999 among COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.9	Amendment to Employment Agreement dated as of January 23, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.10	Second Amendment to Employment Agreement dated as of September 27, 2001 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone, as previously amended by Amendment dated as of January 23, 2001 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 30, 2001 and incorporated herein by reference).

10.11	Third Amendment to Employment Agreement dated as of July 1, 2002 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone, as previously amended by Amendment dated as of January 23, 2001 and September 27, 2001 (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference).

10.12	Fourth Amendment to Employment Agreement dated as of August 1, 2003 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone, as previously amended by Amendment dated as of January 23, 2001, September 27, 2001 and July 1, 2002 (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference).

10.13	Fifth Amendment to Employment Agreement dated as of January 15, 2004 amending Employment Agreement dated as of January 1, 1999 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone, as previously amended by Amendment dated as of January 23, 2001, September 27, 2001, July 1, 2002 and August 1, 2003.

10.14	Revolving Credit and Security Agreement dated as of June 25, 2003 among the Company, PNC Bank, National Association, as lender and administrative agent, and other named lenders (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference).

10.15	Waiver and Amendment No. 1 dated as of March 17, 2004 to Revolving Credit and Security Agreement dated as of June 25, 2003 among the Company, PNC Bank, National Association, as lender and administrative agent, and other named lenders (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004 and incorporated herein by reference).

10.16	Amendment No. 2 to Revolving Credit and Security Agreement dated as of September 29, 2004 among the Company and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 and incorporated herein by reference).

10.17	Amendment No. 3 to Revolving Credit and Security Agreement dated as of February 3, 2005 among the Company and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders (filed as an exhibit to the Company’s Current Report on Form 8-K filed February 9, 2005 and incorporated herein by reference).

10.18	Amendment No. 4 to Revolving Credit and Security Agreement dated as of May 13, 2005 among the Registrant and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K filed May 18, 2005).

10.19*	Amendment No. 5 to Revolving Credit and Security Agreement dated as of December 22, 2005 among the Company and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders.

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP.

31.1*	Rule 13a-14(a) certification of chief executive officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) certification of chief financial officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 certification of chief executive officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 certification of chief financial officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Code of Ethics and Business Conduct (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 and incorporated herein by reference).

*	Filed herewith.