Form 10-Q
period 2006-03-26
COMFORCE CORP
filed 2006-05-05
CIK 6814

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006

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

Large accelerated filer  ☐                                Accelerated filer   ☐                                Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2006
Common stock, $.01 par value	17,335,202 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 26, 2006	December 25, 2005
Assets

Current assets:
Cash and cash equivalents	$6,737	8,417
Accounts receivable, less allowance of $352 and $354 in 2006 and 2005, respectively	105,052	103,201
Funding and service fees receivable, less allowance of $311 and $351 in 2006 and 2005, respectively	13,638	15,715
Prepaid expenses and other current assets	4,747	4,997
Deferred income taxes, net	1,927	2,004

Total current assets	132,101	134,334

Deferred income taxes, net	1,051	1,100
Property and equipment, net	5,017	5,260
Intangible assets, net	30	40
Goodwill, net	32,073	32,073
Deferred financing costs, net	726	851
Other assets	288	320

Total assets	$171,286	173,978

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,204	3,864
Accrued expenses	89,062	87,307

Total current liabilities	91,266	91,171

Long-term debt (including $1,405 related party debt)	102,515	105,792
Other liabilities	43	46

Total liabilities	193,824	197,009

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 17,335,202 and 17,079,532 shares issued and outstanding at March 26, 2006 and December 25, 2005, respectively	173	171
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized; 6,148 shares issued and outstanding at March 26, 2006 and December 25, 2005, with an aggregate liquidation preference of $7,582 at March 26, 2006 and $7,466 at December 25, 2005	4,304	4,304
Series 2003B, 3,500 shares authorized; 513 shares issued and outstanding at March 26, 2006 and December 25, 2005, with an aggregate liquidation preference of $609 at March 26, 2006 and $600 at December 25, 2005	513	513
Series 2004A, 15,000 shares authorized; 6,737 shares issued and outstanding at March 26, 2006 and December 25, 2005, with an aggregate liquidation preference of $7,399 at March 26, 2006 and $7,273 at December 25, 2005	10,264	10,264
Additional paid-in capital	47,999	47,727
Accumulated other comprehensive income	56	147
Accumulated deficit, since January 1, 1996	(85,847)	(86,157)

Total stockholders’ deficit	(22,538)	(23,031)

Total liabilities and stockholders’ deficit	$171,286	173,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended
	March 26, 2006	March 27, 2005
Net sales of services	$135,074	$123,694

Costs and expenses:
Cost of services	114,840	106,803
Selling, general and administrative expenses	16,254	13,704
Depreciation and amortization	736	846

Total costs and expenses	131,830	121,353

Operating income	3,244	2,341

Other income (expense):
Interest expense	(2,446)	(2,825)
Other (expense) income, net	(18)	25

	(2,464)	(2,800)

Income (loss) before income taxes	780	(459)
Provision (benefit) for income taxes	470	(209)

Net income (loss)	$310	$(250)

Dividends on preferred stock	251	250

Net income (loss) available to common stockholders	$59	$(500)

Basic income (loss) per common share	$0.00	$(0.03)

Diluted income (loss) per common share	$0.00	$(0.03)

Weighted average common shares outstanding, basic	17,235	16,759

Weighted average common shares outstanding, diluted	17,632	16,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 26, 2006	March 27, 2005
Cash flows from operating activities:
Net income (loss)	$310	$(250)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	726	836
Amortization of intangible assets	10	10
Amortization of deferred financing fees	124	136
Net recoveries of bad debts	(42)	(320)
Deferred income taxes	77	—
Equity-based consulting expense	—	30
Tax benefit from stock option exercises	(121)	156
Changes in assets and liabilities
Accounts, funding and service fees receivable	212	(251)
Prepaid expenses and other current assets	272	(937)
Accounts payable and accrued expenses	217	482
Income tax receivable	10	156

Net cash provided by operating activities	1,795	48

Cash flows from investing activities:
Purchases of property and equipment	(483)	(621)
Cash proceeds from sale of niche telecom operations	—	58

Net cash used in investing activities	(483)	(563)

Cash flows from financing activities:
Net repayments under capital lease obligations	(5)	(67)
Net repayments under line of credit agreements	(3,277)	(9,051)
Tax benefit from stock option exercises	121	—
Debt financing costs	—	(55)
Proceeds from exercise of stock options	169	199

Net cash used in financing activities	(2,992)	(8,974)

Net decrease in cash and cash equivalents	(1,680)	(9,489)
Cash and cash equivalents at beginning of period	8,417	15,233

Cash and cash equivalents at end of period	$6,737	$5,744

Supplemental disclosures:
Cash paid for:
Interest	$1,007	$411
Income taxes	1,130	274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

COMFORCE Corporation (“COMFORCE”) is a provider of outsourced staffing management services that enable Fortune 1000 companies and other large employers to consolidate, automate and manage staffing, compliance and oversight processes for their contingent workforces. The Company also provides specialty staffing, consulting and other outsourcing services to Fortune 1000 companies and other large employers for their healthcare support services, technical and engineering, information technology, telecommunications and other staffing needs.

The accompanying unaudited interim condensed consolidated financial statements of COMFORCE and its subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 25, 2005. The results for the three month period ended March 26, 2006 are not necessarily indicative of the results of operations for the entire year.

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

3. SHARE-BASED PAYMENTS

Effective December 26, 2005, the Company adopted (using the modified-prospective method) the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards 123(R), Share-Based Payments (“SFAS No. 123(R)”), which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to December 26, 2005 have not been restated. As of March 26, 2006, no compensation expense has been recorded since all options granted were fully vested prior to December 26, 2005 and no further options were granted during the first quarter of 2006.

During the three months ended March 27, 2005 (and for periods prior to December 26, 2005), the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Since the exercise price for such options was equal to the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant and, therefore, no expense was recorded in the Company’s condensed consolidated statements of operations.

Had the compensation cost of the Company’s employee share-based payments for the three months ended March 27, 2005 been determined in accordance with SFAS No. 123(R), the Company’s pro forma net loss and net loss per share would have been (in thousands, except per share amounts):

Three Months Ended March 27, 2005
Net loss available to common stockholders, as reported	$(500)
Less: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	234

Pro forma net loss	$(734)

Net income per share:
As reported Basic	$(0.03)
Diluted	$(0.03)
Pro forma Basic	$(0.04)
Diluted	$(0.04)

Under the modified prospective method, SFAS No. 123(R) applies to new awards and to awards outstanding on the effective date that are subsequently modified or cancelled. The Company recognizes compensation expense for the fair values of all awards on a straight-line basis over the total requisite service period. Cumulative compensation expense recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time.

The Company estimates the fair value of share-based payments using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted during the three months ended March 27, 2005 was $1.21. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the three month period are listed in the table below:

Three Months Ended March 27, 2005
Expected dividend yield	0%
Expected volatility	38.96%
Risk-free interest rate	3.72%
Expected term (years)	5.00

The income tax benefit recorded relating to the exercise of stock option awards was $121,000 for the three months ended March 26, 2006 and is classified as a financing cash inflow in the Company’s condensed consolidated statement of cash flows. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits related to share-based compensation as an operating cash inflow. The income tax benefit recorded relating to the exercise of stock option awards was $156,000 for the three months ended March 27, 2005.

Stock Option Plans

Long-Term Stock Investment Plan: The Company’s Long-Term Stock Investment Plan, as amended (the “1993 Plan”), provided for the granting to employees, officers, directors and consultants of non-qualified stock options to purchase shares of the Company’s common stock. In addition, employees of the Company were eligible to be granted incentive stock options. The 1993 Plan also provided formula grants to non-employee members of the Board of Directors. The term of the options could be no more than 10 years. The 1993 Plan provided for the grant of options to purchase up to 5,000,000 shares of the Company’s common stock, at prices generally not less than the fair market value at the date of grant with the exception of incentive options granted to anyone who, prior to the grant, owned more than 10% of the voting power, in which case the exercise price could not be less than 110% of the fair market value. No options or other rights are issuable under the 1993 Plan after December 31, 2002.

2002 Stock Option Plan: The Company’s 2002 Stock Option Plan (the “2002 Plan”) provides for the granting to employees, officers, directors and consultants of incentive and non-qualified stock options to purchase shares of the Company’s common stock. In addition, employees of the Company are eligible to be granted incentive stock options. The Stock Option Committee of the Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award. Grants of incentive and non-qualified stock options may not have a term exceeding 10 years, or five years in the case of an incentive stock option granted to a stockholder who owns stock representing more than 10% of the voting power. The 2002 Plan provides for the grant of options to purchase up to 1,000,000 shares of the Company’s common stock, subject to increase to 2,000,000 shares if approved by the stockholders at the Company’s 2006 annual meeting to be held June 7, 2006. Options are to be granted under the 2002 Plan at prices not less than the fair market value of the Company’s common stock at the date of grant with the exception of incentive options granted to anyone who, prior to the grant, owns more than 10% of the voting power, in which case the exercise price cannot be less than 110% of the fair market value. As of March 26, 2006, 200,000 stock options are available for future grant under the 2002 Plan.

Options are generally granted under stock option plans at an exercise price equal to the closing stock price on the date of grant, with a 10-year term, and vesting in equal increments over a three-year period (with the exception of options issued to directors, which generally vest on the first anniversary date of the date of grant).

The following table summarizes stock option activity during the three months ended March 26, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 25, 2005	3,178,378	$3.40
Granted	—	—
Forfeited	—	—
Expired	(539,950)	6.62
Exercised	(255,628)	0.66

Outstanding at March 26, 2006	2,382,800	$2.96	5.72	2,085,420

Options exercisable at March 26, 2006	2,382,800	$2.96	5.72	2,085,420

The total cash received from stock option exercises for the three months ended March 26, 2006 and March 27, 2005 was $169,000 and $199,000, respectively. The Company settles employee stock option exercises with new shares. The total intrinsic value of stock options exercised during the three months ended March 26, 2006 and March 27, 2005 was $508,000 and $440,000, respectively.

4. DEBT

Long-term debt at March 26, 2006 and December 25, 2005 consisted of (in thousands):

	March 26, 2006	December 25, 2005
12% Senior Notes, due December 1, 2007	$46,310	$46,310
8% Subordinated Convertible Note, due 2009	1,405	1,405
Revolving line of credit, due June 24, 2007, with interest payable at prime plus 0.5% and/or LIBOR plus 1.75% (2.0% prior to March 1, 2006), at a weighted average rate of 6.52% at March 26, 2006 and 6.24% at December 25, 2005	54,800	58,077

Total long-term debt	$102,515	$105,792

Contractual maturities of long-term debt are as follows (in thousands):

2007	$101,110
2009	1,405

Total	$102,515

Senior Notes: The Company issued $110 million original principal amount of its 12% Senior Notes due December 1, 2007 (the “Senior Notes”) in November 1997, principally to fund its acquisition of Uniforce Services, Inc. The Senior Notes provide for semi-annual payments of interest at the rate of 12% per annum. As of May 4, 2006, $46.3 million principal amount of the Senior Notes remained outstanding. The Senior Notes are governed by an indenture under which Wilmington Trust serves as the trustee. The indenture governing the Senior Notes contains a number of significant restrictions and covenants (with which the Company believes it was in compliance at March 26, 2006) that require the Company to ensure among other things that:

•	the Company does not grant a security interest in its assets or incur indebtedness, except indebtedness incurred in accordance with the indenture, which permits indebtedness subordinated to and due later than the Senior Notes and that meets other conditions in the indenture, indebtedness on a parity with the Senior Notes meeting specified conditions in the indenture, renewals or replacements of any bank credit facility, capital lease obligations, securitization transactions, indebtedness within specified dollar limitations and other exceptions;

•	the Company does not sell or dispose of its assets except in accordance with the covenants and conditions in the indenture, or issue shares of its capital stock except in accordance with the covenants and conditions in the indenture;

•	the net proceeds from any permitted sale of the Company’s capital stock or its assets are applied to repay any bank credit facility, or, if not required by the lender or such net proceeds are not reinvested in other assets, to redeem Senior Notes or be applied for other specified proper purposes;

•	the Company does not enter into transactions with affiliates other than in accordance with the indenture; and

•	the Company does not invest in other businesses or engage in other business activities unless permitted under the indenture

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

Under the terms of the Convertible Note prior to this amendment, interest was to be payable only in cash beginning with the interest payment due on June 1, 2005. The debt service costs associated with the Convertible Note have been satisfied through additions to principal through December 1, 2005 (the most recent semi-annual interest payment date), including additions to principal of $106,000 in 2005. Additional principal is convertible into common stock on the same basis as other amounts outstanding under the Convertible Note, which provides for conversion into common stock at the rate of $1.70 per share. As a result of its election to pay interest in kind under the Convertible Note, the Company recognized beneficial conversion features of $14,000 in 2005 that increased deferred financing costs and paid-in capital. The Convertible Note may be prepaid in whole or in part, provided that the market value of the Company’s common stock exceeds $2.13 for a specified period of time and, for any prepayment prior to December 1, 2006, upon payment of a prepayment premium of 1.0%. The holder has 10 days to convert the Convertible Notes following notice of prepayment.

The Fanning Partnership is a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of the Fanning Partnership, but has no pecuniary interest therein. Harry V. Maccarrone, a director and the executive vice president and chief financial officer of the Company is the trustee of a trust and general partner of a partnership that are limited partners in the Fanning Partnership, but he has no pecuniary interest therein other than a nominal interest. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction.

PNC Credit Facility: COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, entered into an $85.0 million Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”) and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions. The Company entered into the PNC Credit Facility in June 2003 and it has been subject to various amendments. At March 26, 2006, the Company had remaining availability, as defined in the agreement, under the PNC Credit Facility of $22.5 million. As of March 26, 2006, the Company had outstanding $5.1 million of standby letters of credit under the PNC Credit Facility. The Company was in compliance with all financial covenants under the PNC Credit Facility at March 26, 2006.

The PNC Credit Facility matures on June 24, 2007 and the Senior Notes mature on December 1, 2007. As of the date of this report, the Company did not have sufficient capital to repay the Senior Notes when they mature. The Company does not believe that it will be able to further extend the maturity of the PNC Credit Facility unless it identifies a source of funds to repay or refinance the Senior Notes at their maturity on December 1, 2007, or the holders of the Senior Notes agree to extend the maturity of the Senior Notes. Management has been examining alternatives to refinance or extend the maturity of the Senior Notes and, in anticipation that it will be successful, has initiated discussions to refinance the PNC Credit Facility. Unless the Company identifies a source of funds to repay or refinance the Senior Notes, or they are extended, it will be unable to repay the PNC Credit Facility and the Senior Notes at their current maturity dates, which could have a material adverse effect on the Company’s financial condition.

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

	Three Months Ended
	March 26, 2006	March 27, 2005
Basic income (loss) per common share:
Net income (loss) available to common stockholders	$59	$(500)

Weighted average common shares outstanding	17,235	16,759
Basic income (loss) per common share	$0.00	$(0.03)

Diluted income (loss) per common share:
Income (loss) for purposes of computing diluted income (loss) per share	$59	$(500)

Weighted average common shares outstanding	17,235	16,759
Dilutive stock options	397	—

Weighted average common shares outstanding for purposes of computing diluted income (loss) per share	17,632	16,759

Diluted income (loss) per common share	$0.00	$(0.03)

The following shares of common stock were excluded from the above calculations as their effect would have been anti-dilutive: As of March 26, 2006, 827,000 shares of common stock issuable upon conversion of the Convertible Note; 7.2 million shares issuable upon conversion of the Series 2003A Preferred Stock; 1.1 million shares issuable upon conversion of the Series 2003B Preferred Stock; and 4.3 million shares issuable upon the conversion of the Series 2004A Preferred Stock. Options and warrants to purchase 1.3 million and 4.3 million shares of common stock were outstanding as of March 26, 2006 and March 27, 2005, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

6. INDUSTRY SEGMENT INFORMATION

COMFORCE has determined that its reportable segments are distinguished principally by the types of services offered to the Company’s clients. The Company manages its operations and reports its results through three operating segments — Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services. The Human Capital Management Services segment primarily provides contingent workforce management services. The Staff Augmentation segment provides healthcare support services, technical and engineering, information technology, telecommunications and other staffing services. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies.

COMFORCE evaluates the performance of its segments and allocates resources to them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses and share-based payment expenses. Assets of the operating segments reflect primarily net accounts receivable and goodwill associated with segment activities; all other assets are included as corporate assets. The Company does not evaluate or account for expenditures for long-lived assets on a segment basis.

The table below presents information on the revenues and operating contribution for each segment for the three month periods ended March 26, 2006 and March 27, 2005, and items which reconcile segment operating contribution to COMFORCE’s reported income (loss) before income taxes (in thousands):

	Three Months Ended
	March 26, 2006	March 27, 2005
Net sales of services:
Human Capital Management Services	$78,819	$71,686
Staff Augmentation	55,421	50,814
Financial Outsourcing Services	834	1,194

	$135,074	$123,694

Operating contribution:
Human Capital Management Services	$2,893	$2,537
Staff Augmentation	4,714	3,364
Financial Outsourcing Services	618	1,090

	8,225	6,991

Consolidated expenses:
Corporate general and administrative expenses	4,245	3,804
Depreciation and amortization	736	846
Interest and other, net	2,464	2,800

	7,445	7,450

Income (loss) before income taxes	$780	$(459)

	At March 26, 2006	At December 25, 2005
Total assets:
Human Capital Management Services	$78,389	$76,480
Staff Augmentation	58,736	58,794
Financial Outsourcing Services	13,638	15,715
Corporate	20,523	22,989

	$171,286	$173,978

7. NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). This statement replaces SFAS No. 123, Accounting for Stock Based Compensation and supercedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all stock based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant date fair value of the stock options or other equity instruments. The Company adopted, using the modified-prospective method, the provisions of SFAS 123(R) for the quarter ended March 26, 2006. The adoption had no impact on the Company’s financial position or results of operations as all share-based payments were fully vested prior to December 26, 2005.

In September 2005, the FASB issued EITF No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-08”). This EITF deals with the accounting for the tax effects of beneficial conversion features associated with convertible debt. The effect of the adoption of EITF 05-08 was not material. As a result, the Company recognizes deferred tax liabilities for the difference between the book and tax basis of any beneficial conversion feature with a corresponding adjustment to the additional paid-in capital. The adoption in the first quarter of 2006 did not have a material impact on the Company’s financial position or results of operations.

8. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 26, 2006	March 27, 2005
Net income (loss)	$310	$(250)
Foreign currency translation adjustment	(91)	9

Total comprehensive income	$219	$(241)

9. LITIGATION AND CONTINGENCIES

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

The Company is a party to routine contract and employment-related litigation matters and routine audits of state and local tax returns arising in the ordinary course of its business. Except as described above, there are no other pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional and medical malpractice insurance, fiduciary insurance and directors’ and officers’ liability insurance. The Company is generally self-insured with respect to workers compensation, but maintains excess workers compensation coverage to limit its maximum exposure to such claims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below supplements the information found in the audited consolidated financial statements and related notes of COMFORCE Corporation (“COMFORCE”) and its wholly-owned subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”).

Overview and Recent Developments

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employment related expenses for its employees, including workers compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company offers health, dental, 401(k), disability and life insurance to its eligible billable employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, often resulting in significant outstanding receivables. To the extent the Company grows, these receivables will increase and there will be greater need for borrowing availability under a credit facility to fund current operations. We do not believe that we will be able to further extend the maturity of the PNC Credit Facility unless we identify a source of funds to repay or refinance our Senior Notes at their maturity on December 1, 2007, or the holders of the Senior Notes agree to extend the maturity of the Senior Notes. Management has been examining alternatives to refinance or extend the maturity of the Senior Notes and, in anticipation that it will be successful, has initiated discussions to refinance the PNC Credit Facility. See “—Financial Condition, Liquidity and Capital Resources,” below.

The Company reports its results through three operating segments — Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services. The Human Capital Management Services segment primarily provides staffing management services that enable Fortune 1000 companies and other larger employers to consolidate, automate and manage staffing, compliance and oversight processes for their contingent workforces. The Staff Augmentation segment provides healthcare support services, technical and engineering, information technology, telecommunications and other staffing needs. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies.

Critical Accounting Policies and Estimates

As disclosed in the annual report on Form 10-K for the fiscal year ended December 25, 2005, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to allowance for doubtful accounts, accrued workers compensation liability, goodwill impairment, and income taxes. Since December 25, 2005, there have been no changes in our critical accounting policies and no other significant changes to the methods used in the assumptions and estimates related to them.

Results of Operations

Three Months Ended March 26, 2006 compared to Three Months Ended March 27, 2005

Net sales of services for the three months ended March 26, 2006 were $135.1 million, which represents a 9.2% increase from the $123.7 million in net sales of services realized for the three months ended March 27, 2005. Net sales of services in the Human Capital Management Services segment increased by $7.1 million, or 10.0%, due to an increase in services provided to existing and new clients. Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary. In the Staff Augmentation segment, the increase of $4.6 million, or 9.1%, is principally attributable to services provided to information technology and telecom customers, partially offset by a reduction in services provided to technical services customers. Sales of services were lower by $360,000, or 30.2%, in the Financial Outsourcing Services segment, principally due to a reduction in the number of customers we service.

Cost of services for the three months ended March 26, 2006 was 85.0% of net sales of services as compared to cost of services of 86.3% of net sales of services for the three months ended March 27, 2005. The cost of services as a percentage of net sales for the first quarter of 2006 decreased from the year ago period principally due to higher gross margins as a result of increased consultant consolidation services provided by the Human Capital Management Services segment, higher margins for telecom and healthcare support services in the Staff Augmentation segment, and a reduction in accrued workers compensation based upon favorable claims experience, partially offset by a reduction in the number of clients serviced under the Financial Outsourcing Services segment.

Selling, general and administrative expenses as a percentage of net sales of services were 12.0% for the three months ended March 26, 2006, compared to 11.1% for the three months ended March 27, 2005. The $2.6 million increase in selling, general and administrative expenses is primarily due to an increase in support personnel costs associated with the increase of net sales discussed above.

Operating income for the three months ended March 26, 2006 was $3.2 million as compared to operating income of $2.3 million for the three months ended March 27, 2005. The Company’s higher operating income for the first quarter of 2006 is principally due to an increase in net sales of services and a reduction in cost of services, which was partially offset by an increase in selling, general and administrative expenses discussed above.

The Company’s interest expense for the three months ended March 26, 2006 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $2.4 million for the first quarter of 2006 was lower as compared to the interest expense of $2.8 million for the first quarter of 2005. This reduction was principally due to the repurchase of $18.1 million of Senior Notes in fiscal 2005. These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average outstanding balances and interest rates in the first quarter of 2006. See “Financial Condition, Liquidity and Capital Resources” in this Item 2.

The income tax provision for the three months ended March 26, 2006 was $470,000 (a rate of 60.3%) on income before income taxes of $780,000. The income tax benefit for the first quarter of 2005 was $209,000 (a rate of 45.5%) on a loss before income taxes of $459,000. The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for the respective periods relates primarily to state income taxes and a disallowance for non-deductible expenses and adjustments to tax contingencies.

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

Off-Balance Sheet and Contractual Obligations: During three months ended March 26, 2006, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below. The following table represents contractual commitments associated with operating lease agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2006	2007	2008	2009	Thereafter
Operating Leases	$1,963	$2,112	$1,726	$1,556	$1,323
PNC Credit Facility - principal repayments	—	54,800	—	—	—
Senior Notes - principal repayments	—	46,310	—	—	—
Convertible Note - principal repayments	—	—	—	1,405	—

Total	$1,963	$103,222	$1,726	$2,961	$1,323

The Company also had standby letters of credit outstanding at March 26, 2006 in the aggregate amount of $5.1 million.

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

The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The PNC Credit Facility contains various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The maturity date of the PNC Credit Facility is June 24, 2007. The Company was in compliance with all financial covenants under the PNC Credit Facility at March 26, 2006.

During three months ended March 26, 2006, the Company’s primary sources of funds were $1.8 million of cash provided by operating activities. Cash and cash equivalents decreased $1.7 million during the first quarter 2006.

At March 26, 2006, the Company had outstanding $54.8 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 6.52% per annum. At such date, the Company had remaining availability of $22.5 million, as defined in the agreement, under the PNC Credit Facility.

At March 26, 2006, the Company also had outstanding (i) $46.3 million principal amount of Senior Notes bearing interest at 12% per annum and (ii) $1.4 million principal amount of Convertible Notes bearing interest at 8% per annum. As described below in this “Financial Condition, Liquidity and Capital Resources” discussion, the Senior Notes mature on December 1, 2007.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI. Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE. The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the indenture, the most significant component of which is based upon 50% of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997. Principally as a result of distributions made, and losses incurred by COI in prior years, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture until COI generates additional net income of approximately $11.0 million. However, COMFORCE has approximately $1.9 million available at March 26, 2006 from proceeds it has generated from the sale of stock, principally upon the exercise of options and warrants. This $1.9 million may be used by COMFORCE to pay interest and principal on the Convertible Notes or for other business purposes.

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

The Company’s Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at March 26, 2006 there were cumulated, unpaid and undeclared dividends of $1.4 million on the Series 2003A Preferred Stock, $96,000 on the Series 2003B Preferred Stock and $662,000 on the Series 2004A Preferred Stock.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next twelve months. The Company was in compliance with all financial covenants under the PNC Credit Facility at March 26, 2006 and expects to remain in compliance for the next 12 months.

The PNC Credit Facility matures on June 24, 2007 and the Senior Notes mature on December 1, 2007. As of the date of this report, the Company did not have sufficient capital to repay the Senior Notes when they mature. The Company does not believe that it will be able to further extend the maturity of the PNC Credit Facility unless it identifies a source of funds to repay or refinance the Senior Notes at their maturity on December 1, 2007. Management has been examining alternatives to refinance or extend the maturity of the Senior Notes and, in anticipation that it will be successful, has initiated discussions to refinance the PNC Credit Facility. Unless the Company identifies a source of funds to repay or refinance the Senior Notes, or they are extended, it will be unable to repay the PNC Credit Facility and the Senior Notes at their current maturity dates, which could have a material adverse effect on the Company’s financial condition.

The Company is currently undergoing audits for certain state and local tax returns. The results of these audits are not expected to have a material effect upon the results of operations.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment (“SFAS 123(R)”). This statement replaces SFAS No. 123, Accounting for Stock Based Compensation and supercedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all stock based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant date fair value of the stock options or other equity instruments. The Company adopted, using the modified-prospective method, the provisions of SFAS 123(R) for the quarter ended March 26, 2006. The adoption had no impact on the Company’s financial position or results of operations as all share-based payments were fully-vested prior to December 26, 2005.

In September 2005, the FASB issued EITF No. 05-08, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (“EITF 05-08”). This EITF deals with the accounting for the tax effects of beneficial conversion features associated with convertible debt. The effect of the adoption of EITF 05-08 was not material. As a result, the Company recognizes deferred tax liabilities for the difference between the book and tax basis of any beneficial conversion feature with a corresponding adjustment to the additional paid-in capital. The adoption in the first quarter of 2006 did not have a material impact on the Company’s financial position or results of operations.

Seasonality

The Company’s quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers’ businesses. Demand for technical and engineering services, IT and telecom staffing services has historically been lower during the second half of the fourth quarter through the following first quarter, and, generally shows gradual improvement until the second half of the fourth quarter.

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

Factors which may cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements include the following:

•	unfavorable global, national or local economic conditions that cause our customers to defer hiring contingent workers or reduce spending on the human capital management services and staffing that we provide;

•	significant increases in the effective rates of any payroll-related costs that we are unable to pass on to our customers;

•	increases in the costs of complying with the complex federal, state and foreign laws and regulations in which we operate, or our inability to comply with these laws and regulations;

•	our inability to collect fees due to the bankruptcy of our customers, including the amount of any wages we have paid to our employees for work performed for these customers;

•	our inability to keep pace with rapid changes in technology in our industry;

•	in that we place our employees in other workplaces, losses incurred by reason of our employees’ misuse of customer proprietary information, misappropriation of funds, discrimination, harassment, theft of property, accidents, torts or other claims;

•	our inability to successfully develop new services or enhance our existing services as the markets in which we compete grow more competitive;

•	the necessity of writing off goodwill in future periods;

•	our inability to refinance or repay our Senior Notes or the PNC Credit Facility, both of which mature in 2007;

•	as a result of covenants and restrictions in the documents governing the Senior Notes, the PNC Credit Facility or any future debt instruments, our inability to use available cash in the manner management believes will maximize shareholder value; or

•	any of the other factors described under “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended December 25, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company’s annual report on Form 10-K for the year ended December 25, 2005. There has been no material change in the disclosure regarding market risk.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Since the date of the filing of the Company’s annual report on Form 10-K for the year ended December 25, 2005, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such Form 10-K.

ITEM 1A. RISK FACTORS.

Since the date of the filing of the Company’s annual report on Form 10-K for the year ended December 25, 2005, there have been no material changes to the risk factors described under Item 1A in such Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

3.1	Amendment to Bylaws of COMFORCE Corporation, as adopted and effective as of May 3, 2006 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K filed May 4, 2006 and incorporated herein by reference).

31.1	Rule 13a-14(a) certification of chief executive officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) certification of chief financial officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of chief executive officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of chief financial officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMFORCE Corporation

/s/ Harry V. Maccarrone
Harry V. Maccarrone
Executive Vice President and Chief Financial Officer

Date: May 5, 2006