Form 10-Q
period 2006-06-25
COMFORCE CORP
filed 2006-08-07
CIK 6814

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2006
Common stock, $.01 par value	17,335,365 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 25, 2006	December 25, 2005
Assets
Current assets:
Cash and cash equivalents	$8,974	8,417
Accounts receivable, less allowance of $351 and $354 in 2006 and 2005, respectively	108,387	103,201
Funding and service fees receivable, less allowance of $311 and $351 in 2006 and 2005, respectively	13,421	15,715
Prepaid expenses and other current assets	4,143	4,997
Deferred income taxes, net	1,926	2,004

Total current assets	136,851	134,334

Deferred income taxes, net	1,076	1,100
Property and equipment, net	5,028	5,260
Intangible assets, net	22	40
Goodwill, net	32,073	32,073
Deferred financing costs, net	628	851
Other assets	278	320

Total assets	$175,956	173,978

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,465	3,864
Accrued expenses	96,096	87,307

Total current liabilities	98,561	91,171
Long-term debt (including related party debt of $1,462 in 2006 and $1,405 in 2005)	98,772	105,792
Other liabilities	40	46

Total liabilities	197,373	197,009

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 17,335,362 and 17,079,532 shares issued and outstanding at June 25, 2006 and December 25, 2005, respectively	173	171
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized; 6,148 shares issued and outstanding at June 25, 2006 and December 25, 2005, with an aggregate liquidation preference of $7,697 at June 25, 2006 and $7,466 at December 25, 2005	4,304	4,304
Series 2003B, 3,500 shares authorized; 513 shares issued and outstanding at June 25, 2006 and December 25, 2005, with an aggregate liquidation preference of $619 at June 25, 2006 and $600 at December 25, 2005	513	513
Series 2004A, 15,000 shares authorized; 6,737 shares issued and outstanding at June 25, 2006 and December 25, 2005, with an aggregate liquidation preference of $7,525 at June 25, 2006 and $7,273 at December 25, 2005	10,264	10,264
Additional paid-in capital	48,136	47,727
Accumulated other comprehensive income	17	147
Accumulated deficit	(84,824)	(86,157)

Total stockholders’ deficit	(21,417)	(23,031)

Total liabilities and stockholders’ deficit	$175,956	173,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net sales of services	$143,577	$134,909	$278,651	$258,603

Costs and expenses:
Cost of services	121,424	115,116	236,264	221,919
Selling, general and administrative expenses	17,059	15,104	33,313	28,808
Depreciation and amortization	814	878	1,550	1,724

Total costs and expenses	139,297	131,098	271,127	252,451

Operating income	4,280	3,811	7,524	6,152

Other income (expense):
Interest expense	(2,484)	(2,738)	(4,930)	(5,563)
Loss on debt extinguishment	(18)	(253)	(18)	(253)
Other income (expense), net	218	(32)	200	(7)

	(2,284)	(3,023)	(4,748)	(5,823)

Income from continuing operations before income taxes	1,996	788	2,776	329
Provision for income taxes	973	380	1,443	171

Income from continuing operations	1,023	408	1,333	158
Income from discontinued operations	—	101	—	101

Net income	$1,023	$509	$1,333	$259

Dividends on preferred stock	251	250	502	500

Net income (loss) available to common stockholders	$772	$259	$831	$(241)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.04	$0.01	$0.05	$(0.02)
Income from discontinued operations	—	0.01	—	0.01

Basic income (loss) per common share	$0.04	$0.02	$0.05	$(0.01)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.03	$0.01	0.04	(0.02)
Income from discontinued operations	—	—	—	0.01

Diluted income (loss) per common share	$0.03	$0.01	$0.04	$(0.01)

Weighted average common shares outstanding, basic	17,335	16,910	17,285	16,834

Weighted average common shares outstanding, diluted	31,319	18,279	26,755	16,834

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 25, 2006	June 26, 2005
		(revised, note 3)
Cash flows from operating activities:
Net income	$1,333	$259

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,532	1,704
Amortization of intangible assets	18	21
Amortization of deferred financing fees	248	269
Net recoveries of bad debts	(40)	(213)
Deferred income taxes	77	—
Interest expense paid by the issuance of convertible notes	57	52
Loss on repurchase of Senior Notes	18	253
Gain from sale of discontinued niche telecom operations	—	(101)
Equity-based consulting expense	—	30
Tax benefit from stock option exercises	(121)	156
Share-based compensation expense	98	—
Changes in assets and liabilities:
Accounts, funding and service fees receivable	(2,971)	(10,465)
Prepaid expenses and other current assets	869	(626)
Accounts payable and accrued expenses	7,509	(801)
Income tax receivable	27	169

Net cash provided by (used in) operating activities	8,654	(9,293)

Cash flows from investing activities:
Purchases of property and equipment	(1,299)	(1,139)
Cash proceeds from sale of niche telecom operations	—	225

Net cash used in investing activities	(1,299)	(914)

Cash flows from financing activities:
Net repayments under capital lease obligations	(6)	(91)
Net repayments under line of credit agreements	(5,077)	10,589
Repurchase of Senior Notes	(2,005)	(9,154)
Tax benefit from stock option exercises	121	—
Debt financing costs	—	(63)
Proceeds from exercise of stock options	169	199

Net cash (used in) provided by financing activities	(6,798)	1,480

Net increase (decrease) in cash and cash equivalents	557	(8,727)
Cash and cash equivalents at beginning of period	8,417	15,233

Cash and cash equivalents at end of period	$8,974	$6,506

Supplemental disclosures:
Cash paid for:
Interest	$4,738	$4,838
Income taxes	1,776	731

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

The accompanying unaudited interim condensed consolidated financial statements of COMFORCE and its subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 25, 2005. The results for the three and six month periods ended June 25, 2006 are not necessarily indicative of the results of operations that might be expected for the entire year.

2. ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates involved are the collectibility of receivables, the fair value of goodwill and share-based compensation expense, the recoverability of long-lived assets and deferred tax assets, accrued workers compensation liabilities and the assessment of litigation and contingencies. Actual results could differ from those estimates.

3. REVISION TO CASH FLOW PRESENTATION OF DISCONTINUED OPERATIONS

In 2004, the Company sold its interests in two telecom subsidiaries in the Company’s Staff Augmentation segment, resulting in such businesses being classified as discontinued operations. For the purposes of the consolidated statements of cash flows, as permitted by the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards 95, Statement of Cash Flows (“SFAS No. 95”), cash flows related to these discontinued operations have not been separately disclosed. Cash flows related to these discontinued operations for the six months ended June 26, 2005 were previously separately disclosed, but such presentation has been revised to conform to the presentation in other periods.

4. SHARE-BASED PAYMENTS

Effective December 26, 2005, the Company adopted the provisions of the FASB Statement of Financial Accounting Standards 123(R), Share-Based Payments (“SFAS No. 123(R)”), which establishes the accounting for employee share-based awards. Under the provisions of SFAS No. 123(R), share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified-prospective method and, accordingly, prior period results have not been restated to reflect the fair value method of recognizing compensation expense relating to stock options. All new awards are subject to the provisions of SFAS 123(R). Since all outstanding option awards were fully vested on the date of adoption, no compensation expense was recorded for outstanding awards. For the three and six months ended June 25, 2006, $98,000 of compensation expense has been recorded within selling, general and administrative expense and the Company has recorded an income tax benefit of $38,000 in the accompanying statements of operations for options granted during the second quarter of 2006, which options immediately vested.

During the three and six months ended June 26, 2005 (and for periods prior to December 26, 2005), the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Since the exercise price for such options was equal to the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant and, therefore, no expense was recorded in the Company’s condensed consolidated statements of operations.

Had the compensation cost of the Company’s employee share-based payments for the three and six months ended June 26, 2005 been determined in accordance with SFAS No. 123(R), the Company’s pro forma net loss and net loss per share would have been (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 26, 2005	June 26, 2005
Net income (loss) available to common stockholders, as reported	$259	$(241)
Less: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	385	502

Pro forma net loss	$(126)	$(743)

Net income (loss) per share:
As reported—Basic	$0.02	$(0.01)
As reported—Diluted	0.01	(0.01)

Pro forma—Basic	$(0.01)	$(0.04)
Pro forma—Diluted	(0.01)	(0.04)

Under the modified-prospective method, SFAS No. 123(R) applies to all new awards and to awards outstanding on the effective date that are subsequently modified or cancelled since all outstanding awards on the date of adoption were fully vested. The Company recognizes compensation expense for the fair values of all awards on a straight-line basis over the total requisite service period. Cumulative compensation expense recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time.

The Company estimates the fair value of share-based payments using the Black-Scholes option pricing model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted were $1.40 during the three and six months ended June 25, 2006 and $0.78 and $1.16 during the three and six months ended June 26, 2005, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the six month periods are listed in the table below:

	Six Months Ended
	June 25, 2006	June 26, 2005
Expected dividend yield	0.0%	0.0%
Expected volatility	55.0%	38.1%
Risk-free interest rate	5.0%	3.8%
Expected term (years)	5	5

The Company estimates expected volatility based primarily on historical daily price changes of the Company’s stock and other factors. The risk-free interest rate is based on the United States (“U.S.”) treasury yield curve in effect at the time of grant. The expected option term is the number of years that the Company estimates that options will be outstanding prior to exercise. The expected term of the awards issued after December 26, 2005 was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107.

The actual income tax benefit realized relating to the exercise of stock option awards was $198,000 for the six months ended June 25, 2006, which is classified as a financing cash inflow in the Company’s condensed consolidated statement of cash flows. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits related to share-based compensation as an operating cash inflow. The actual income tax benefit realized relating to the exercise of stock option awards was $146,000 for the six months ended June 26, 2005.

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

2002 Stock Option Plan: The Company’s 2002 Stock Option Plan (the “2002 Plan”) provides for the granting to employees, officers, directors and consultants of incentive and non-qualified stock options to purchase shares of the Company’s common stock. In addition, employees of the Company are eligible to be granted incentive stock options. The Stock Option Committee of the Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award. Grants of incentive and non-qualified stock options may not have a term exceeding 10 years, or five years in the case of an incentive stock option granted to a stockholder who owns stock representing more than 10% of the voting power. The 2002 Plan, as amended at the Company’s 2006 annual meeting of stockholders held June 7, 2006, provides for the grant of options to purchase up to 2,000,000 shares of the Company’s common stock. Options are to be granted under the 2002 Plan at prices not less than the fair market value of the Company’s common stock at the date of grant with the exception of incentive options granted to anyone who, prior to the grant, owns more than 10% of the voting power, in which case the exercise price cannot be less than 110% of the fair market value. As of June 25, 2006, 1.2 million stock options are available for future grant under the 2002 Plan.

Options are generally granted under stock option plans at an exercise price equal to the closing stock price on the date of grant, with a 10-year term, and vesting in equal increments over a three-year period (with the exception of options issued to directors, which generally fully vest on the date of grant).

The following table summarizes stock option activity during the six months ended June 25, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 25, 2005	3,178,378	$3.40
Granted	70,000	2.66
Forfeitures	(41,200)	2.23
Expired	(526,250)	7.03
Exercised	(255,628)	0.66		508,061

Outstanding at June 25, 2006	2,425,300	$2.90	5.65	1,012,010

Options exercisable at June 25, 2006	2,425,300	$2.90	5.65	1,012,010

The total cash received from stock option exercises for the six months ended June 25, 2006 and June 26, 2005 was $169,000 and $199,000, respectively. The Company expects to settle future employee stock option exercises with the issuance of new shares. The total intrinsic value of stock options exercised during the six months ended June 25, 2006 and June 26, 2005 was $508,000 and $440,000, respectively.

5. DEBT

Long-term debt at June 25, 2006 and December 25, 2005 consisted of (in thousands):

	June 25, 2006	December 25, 2005
12% Senior Notes, due December 1, 2007*	$44,310	$46,310
8% Subordinated Convertible Notes, due 2009	1,462	1,405
Revolving line of credit*, due July 24, 2007, with interest payable at prime plus 0.5% and/or LIBOR plus 1.75% (2.0% prior to March 1, 2006), at a weighted average rate of 6.89% at June 25, 2006 and 6.24% at December 25, 2005	53,000	58,077

Total long-term debt	$98,772	$105,792

 * See note 11.

Contractual maturities of long-term debt are as follows (in thousands):

2007	$97,310
2009	1,462

Total	$98,772

Senior Notes: The Company issued $110 million original principal amount of its 12% Senior Notes due December 1, 2007 (the “Senior Notes”) in November 1997, principally to fund its acquisition of Uniforce Services, Inc. The Senior Notes provide for semi-annual payments of interest at the rate of 12% per annum. As of August 3, 2006, $44.3 million principal amount of the Senior Notes remained outstanding. The maturity date of the Senior Notes is December 1, 2007. The Company is seeking to extend the maturity date of the Senior Notes and, in this connection, redeem certain of the Senior Notes (see note 11).

The Senior Notes are governed by an indenture (the “Indenture”) under which Wilmington Trust Company serves as the trustee. The Indenture contains a number of significant restrictions and covenants (with which the Company believes it was in compliance at June 25, 2006) that require the Company to ensure among other things that:

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

In May 2006, the Company repurchased $2.0 million principal amount of its Senior Notes from an unrelated party, principally utilizing available funds under its revolving credit facility (see “PNC Credit Facility” in this note 5, below). As a result of this repurchase, the Company recognized loss on debt extinguishment of $18,000 in the second quarter of 2006, including the write-off of $13,000 of deferred financing costs.

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

Under the terms of the Convertible Note prior to this amendment, interest was to be payable only in cash beginning with the interest payment due on June 1, 2005. The debt service costs associated with the Convertible Note have been satisfied through additions to principal through June 1, 2006 (the most recent semi-annual interest payment date). Additional principal is convertible into common stock on the same basis as other amounts outstanding under the Convertible Note, which provides for conversion into common stock at the rate of $1.70 per share. As a result of its election to pay interest in kind under the Convertible Note, on June 1, 2006 the Company recognized beneficial conversion features of $39,000 in 2006 which resulted in an increase in deferred financing costs and paid-in capital. The Convertible Note may be prepaid in whole or in part, provided that the market value of the Company’s common stock exceeds $2.13 for a specified period of time and, for any prepayment prior to December 1, 2006, upon payment of a prepayment premium of 1.0%. The holder has 10 days to convert the Convertible Notes following notice of prepayment.

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

Revolving Line of Credit: At June 25, 2006, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, were parties to an $85.0 million Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 85.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.

At June 25, 2006, the Company had remaining availability, as defined in the agreement, under the PNC Credit Facility of $24.3 million. As of June 25, 2006, the Company had outstanding $5.1 million of standby letters of credit under this facility. The Company was in compliance with all financial covenants under the PNC Credit Facility at June 25, 2006. At June 25, 2006, the maturity date of the PNC Credit Facility was June 24, 2007. The Company entered into the PNC Credit Facility in June 2003 and it has been subject to various amendments, most recently in July 2006 (see note 11).

6. INCOME (LOSS) PER SHARE

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

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Basic income (loss) per common share:
Income from continuing operations	$1,023	$408	$1,333	$158
Dividends on preferred stock:
Series 2003A	115	115	231	231
Series 2003B	10	10	19	19
Series 2004A	126	125	252	250

	251	250	502	500

Income (loss) available to common stockholders from continuing operations	$772	$158	$831	$(342)

Weighted average common shares outstanding	17,335	16,910	17,285	16,834

Basic income (loss) per common share from continuing operations	$0.04	$0.01	$0.05	$(0.02)

Diluted income (loss) per common share:
Income (loss) available to common stockholders from continuing operations	$772	$158	$831	$(342)
Dividends on preferred stock:
Series 2003A	115	—	231	—
Series 2003B	10	10	19	—
Series 2004A	126	—	—	—

	251	10	250	—

After tax equivalent of interest expense on 8% Subordinated Convertible Note	17	—	35	—

Income (loss) for purposes of computing diluted income per share from continuing operations	$1,040	$168	$1,116	$(342)

Weighted average common shares outstanding	17,335	16,910	17,285	16,834
Dilutive stock options	434	312	415	—

Assumed conversion of 8% Subordinated Convertible Note	847	—	833	—
Assumed conversion of Preferred Stock
Series 2003A	7,221	—	7,111	—
Series 2003B	1,129	1,057	1,111	—
Series 2004A	4,353	—	—	—

Weighted average common shares outstanding for purposes of computing diluted income (loss) per share	31,319	18,279	26,755	16,834

Diluted income (loss) per share from continuing operations	$0.03	$0.01	$0.04	$(0.02)

As of the six months ended June 25, 2006, 4.3 million shares issuable upon conversion of the Series 2004A Preferred Stock were excluded from the above calculations as their effect would have been anti-dilutive. Options and warrants to purchase 1.2 million and 4.3 million shares of common stock were outstanding as of June 25, 2006 and June 26, 2005, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

7. INDUSTRY SEGMENT INFORMATION

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

The table below presents information on the revenues and operating contribution for each segment for the three and six month periods ended June 25, 2006 and June 26, 2005, and items which reconcile segment operating contribution to COMFORCE’s reported income from continuing operations before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net sales of services:
Human Capital Management Services	$85,362	$77,640	$164,181	$149,326
Staff Augmentation	57,216	56,148	112,637	106,962
Financial Outsourcing Services	999	1,121	1,833	2,315

	$143,577	$134,909	$278,651	$258,603

Operating contribution:
Human Capital Management Services	$4,130	$3,040	$7,023	$5,577
Staff Augmentation	4,888	5,407	9,602	8,771
Financial Outsourcing Services	757	799	1,375	1,889

	9,775	9,246	18,000	16,237

Consolidated expenses:
Corporate general and administrative expenses	4,681	4,557	8,926	8,361
Depreciation and amortization	814	878	1,550	1,724
Interest and other, net	2,266	2,770	4,730	5,570
Loss on debt extinguishment	18	253	18	253

	7,779	8,458	15,224	15,908

Income from continuing operations before income taxes	$1,996	$788	$2,776	$329

	At June 25,	At Dec. 25,
	2006	2005
Total assets:
Staff Augmentation	$55,988	$58,794
Human Capital Management Services	84,472	76,480
Financial Outsourcing Services	13,421	15,715
Corporate	22,075	22,989

	$175,956	$173,978

8. NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). This statement replaces SFAS No. 123, Accounting for Stock Based Compensation and supercedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all stock based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant date fair value of the stock options or other equity instruments. The Company adopted, using the modified-prospective method, the provisions of SFAS 123(R) for the six months ended June 25, 2006. The initial adoption had no impact on the Company’s financial position or results of operations as all share-based payments outstanding as of the date of adoption were fully vested prior to December 26, 2005.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109(“FIN 48”) , which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the effects of a tax position be recognized in our financial statements only if that position is more likely than not to be sustained based solely on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

9. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Net income (loss)	$1,023	$509	$1,333	$259
Foreign currency translation adjustment	(39)	(7)	(130)	2

Total comprehensive income	$984	$502	$1,203	$261

10. LITIGATION AND CONTINGENCIES

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

Until the United States and Illinois environmental protection and other agencies agree upon remedies, accurate estimates of clean-up costs cannot be made and site studies cannot be completed. Consequently, no assessment can be made as to any potential liability to the Company. Furthermore, the Company is initiating inquiries of the insurance carriers for Apeco to determine if it has coverage under old insurance policies. Although another company had agreed to indemnify the Company against environmental liabilities, this indemnitor is currently in bankruptcy and the Company does not expect to pursue its indemnity claims since obtaining any recovery against this indemnitor appears to be unlikely.

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

CTS was subsequently named as defendant in fourteen other lawsuits concerning this accident in the Superior Court of California which have been consolidated with the Reyes case in a single coordinated action styled as the Gas Pipeline Explosion Cases in the Superior Court of California, Contra Costa County. CTS denies any responsibility for this accident. CTS has requested that its insurance carriers defend it in these actions, and the carriers have appointed counsel to defend CTS in the case, subject to the carriers’ reservation of rights. Management of CTS (and the Company) cannot estimate the amount of damages, if any, to which CTS may be liable. Following an investigation of the accident, Cal-OSHA issued citations to four unrelated contractors on the project, but declined to issue any citations against CTS. Although Cal-OSHA did not issue a citation against CTS, it will not be determinative in the pending civil cases, and no assurance can be given that CTS will not be held to be responsible for damages in excess of its policy limits.

The Company is a party to routine contract and employment-related litigation matters and routine audits of state and local tax returns arising in the ordinary course of its business. Except as described above, there are no other pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional and medical malpractice insurance, fiduciary insurance, and directors’ and officers’ liability insurance. The Company is generally self-insured with respect to workers compensation, but maintains excess workers compensation coverage to limit its maximum exposure to such claims.

11. SUBSEQUENT EVENTS

On July 13, 2006, the Company entered into an amendment dated as of July 12, 2006 to the PNC Credit Facility to, among other things, (1) increase the maximum availability under the facility from $85.0 million to $110.0 million, with borrowings based, generally, on 87.0% (as compared to 85.0% prior to the amendment) of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions, (2) lower the per annum interest rate calculated in reference to LIBOR to 1.50% in excess of LIBOR if the Company’s fixed charge coverage ratio is greater than 1.75:1.00, (3) extend the maturity of the PNC Credit Facility until July 24, 2007 or, if COI is successful in extending for three years the maturity date of its Senior Notes, until July 24, 2010, and (4) permit the redemption of the Senior Notes, on the terms described below in this note 11, and permit up to $25.0 million of loan proceeds to be used to pay the redemption price of the Senior Notes, subject to the satisfaction of applicable financial and other covenants under the PNC Credit Facility. If, as anticipated, the Company borrows the full amount required to effect the redemption under the PNC Credit Facility, the amount available under the facility commencing January 1, 2007 to redeem or repurchase additional Senior Notes in 2007 (subject to the satisfaction of applicable financial and other covenants) will be reduced from $15.0 million to approximately $14.0 million.

COI recently completed a solicitation of consents under which it requested the holders of its Senior Notes to (1) permit consents to be irrevocable for up to 60 days, and (2) extend the maturity date of the Senior Notes from December 1, 2007 to December 1, 2010 with call protection of 103%, 102% and 101% of outstanding principal for the periods ending November 30, 2007, 2008 and 2009, respectively.

The holders of the requisite principal amount of Senior Notes consented to the proposal as to the revocability of consents, which was effectuated upon adoption by COI and Wilmington Trust Company, as trustee, of the Third Supplemental Indenture dated as of June 30, 2006.

The holders of $22,890,000 aggregate principal amount of Senior Notes consented to the proposal to extend the maturity of the Senior Notes, which consents will remain irrevocable until August 28, 2006. The non-consenting holders hold $21,420,000 aggregate principal amount of Senior Notes. On July 17, 2006, a notice of redemption was sent to these non-consenting holders. The notice provides that the Senior Notes held by the non-consenting holders will be redeemed by COI at par, plus interest accrued from the last interest payment date of June 1, 2006 until the redemption date, which is August 16, 2006. Upon completion of this redemption of the Senior Notes, COI will hold consents from the holders of 100% of the aggregate principal amount of Senior Notes then outstanding, and it intends, subject to satisfying all other requirements under the Indenture, to adopt a Fourth Supplemental Indenture to extend the term of the Senior Notes until December 1, 2010. As described above, the COI intends to utilize loan proceeds under the PNC Credit Facility to pay the redemption price for the Senior Notes. No assurance can be given that these transactions will be completed.

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

The Company reports its results through three operating segments — Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services. The Human Capital Management Services segment primarily provides staffing management services that enable Fortune 1000 companies and other large employers to consolidate, automate and manage staffing, compliance and oversight processes for their contingent workforces. The Staff Augmentation segment provides healthcare support services, technical and engineering, information technology, telecommunications and other staffing needs. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies.

Recent Developments

On July 13, 2006, the Company entered into an amendment dated as of July 12, 2006 to the PNC Credit Facility to, among other things, (1) increase the maximum availability under the facility from $85.0 million to $110.0 million, with borrowings based, generally, on 87.0% (as compared to 85.0% prior to the amendment) of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions, (2) lower the per annum interest rate calculated in reference to LIBOR to 1.50% in excess of LIBOR if the Company’s fixed charge coverage ratio is greater than 1.75:1.00, (3) extend the maturity of the PNC Credit Facility until July 24, 2007 or, if COI is successful in extending for three years the maturity date of its Senior Notes, until July 24, 2010, and (4) permit the redemption of the Senior Notes on the terms described below and in note 11 to the Company’s condensed consolidated financial statements, and permit up to $25.0 million of loan proceeds to be used to pay the redemption price of the Senior Notes, subject to the satisfaction of applicable financial and other covenants under the PNC Credit Facility. If, as anticipated, the Company borrows the full amount required to effect the redemption under the PNC Credit Facility, the amount available under the facility commencing January 1, 2007 to redeem or repurchase additional Senior Notes in 2007 (subject to the satisfaction of applicable financial and other covenants) will be reduced from $15.0 million to approximately $14.0 million.

COI recently completed a solicitation of consents under which it requested the holders of its Senior Notes to (1) permit consents to be irrevocable for up to 60 days, and (2) extend the maturity date of the Senior Notes from December 1, 2007 to December 1, 2010 with call protection of 103%, 102% and 101% of outstanding principal for the periods ending November 30, 2007, 2008 and 2009, respectively.

The holders of the requisite principal amount of Senior Notes consented to the proposal as to the revocability of consents, which was effectuated upon adoption by COI and Wilmington Trust Company, as trustee, of the Third Supplemental Indenture dated as of June 30, 2006.

The holders of $22,890,000 aggregate principal amount of Senior Notes consented to the proposal to extend the maturity of the Senior Notes, which consents will remain irrevocable until, at the earliest, August 28, 2006. The non-consenting holders hold $21,420,000 aggregate principal amount of Senior Notes. On July 17, 2006, a notice of redemption was sent to these non-consenting holders. The notice provides that the Senior Notes held by the non-consenting holders will be redeemed by COI at par, plus interest accrued from the last interest payment date of June 1, 2006 until the redemption date, which is August 16, 2006. Upon completion of this redemption of the Senior Notes, COI will hold consents from the holders of 100% of the aggregate principal amount of Senior Notes then outstanding, and it intends, subject to satisfying all other requirements under the Indenture, to adopt a Fourth Supplemental Indenture to extend the term of the Senior Notes until December 1, 2010. As described above, the COI intends to utilize loan proceeds under the PNC Credit Facility to pay the redemption price for the Senior Notes. No assurance can be given that these transactions will be completed.

Critical Accounting Policies and Estimates

As disclosed in the annual report on Form 10-K for the fiscal year ended December 25, 2005, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to allowance for doubtful accounts, accrued workers compensation liability, goodwill impairment and share-based compensation expense, and income taxes. Since December 25, 2005, there have been no changes in our critical accounting policies and no other significant changes to the methods used in the assumptions and estimates related to them.

Results of Operations

Three Months Ended June 25, 2006 compared to Three Months Ended June 26, 2005

Net sales of services for the three months ended June 25, 2006 were $143.6 million, which represents a 6.4% increase from the $134.9 million in net sales of services realized for the three months ended June 26, 2005. Net sales of services in the Human Capital Management Services segment increased by $7.7 million, or 9.9%, due to an increase in services provided to existing and new clients. Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary. In the Staff Augmentation segment, the increase of $1.1 million, or 1.9%, is principally attributable to services provided to information technology customers, partially offset by a reduction in services provided to technical services and telecom customers. Sales of services were lower by $122,000 or 10.9%, in the Financial Outsourcing Services segment, principally due to a reduction in the number of customers we service.

Cost of services for the three months ended June 25, 2006 was 84.6% of net sales of services as compared to cost of services of 85.3% of net sales of services for the three months ended June 26, 2005. The cost of services as a percentage of net sales for the second quarter of 2006 decreased from the year ago period principally due to higher gross margins as a result of increased consultant consolidation services provided by the Human Capital Management Services segment and higher margins for healthcare support services in the Staff Augmentation segment, partially offset by a decrease of fees due the reduction of clients serviced under the Financial Outsourcing Services segment.

Selling, general and administrative expenses as a percentage of net sales of services were 11.9% for the three months ended June 25, 2006, compared to 11.2% for the three months ended June 26, 2005. The $2.0 million increase in selling, general and administrative expenses is primarily due to an increase in support personnel costs associated with the increase of net sales discussed above.

Operating income for the three months ended June 25, 2006 was $4.3 million, or 3.0% of net sales, as compared to operating income of $3.8 million, or 2.8% of net sales, for the three months ended June 26, 2005. The Company’s higher operating income for the second quarter of 2006 is principally due to an increase in net sales of services and a reduction in cost of services, which was partially offset by an increase in selling, general and administrative expenses discussed above.

The Company’s interest expense for the three months ended June 25, 2006 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $2.5 million for the second quarter of 2006 was lower as compared to the interest expense of $2.7 million for the second quarter of 2005. This reduction was principally due to the repurchase of $18.1 million of Senior Notes in fiscal 2005. These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average interest rates in the second quarter of 2006. The Company expects future interest expense reductions due to the redemption of its Senior Notes. See “Financial Condition, Liquidity and Capital Resources” in this Item 2 and note 11 to the Company’s condensed consolidated financial statements.

The income tax provision for the three months ended June 25, 2006 was $1.0 million (a rate of 48.7%) on income before income taxes of $2.0 million. The income tax provision for the second quarter of 2005 was $380,000 (a rate of 48.2%) on income from continuing operations before income taxes of $788,000. The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for the respective periods relates primarily to state income taxes and a disallowance for non-deductible expenses and adjustments to tax contingencies.

Six Months Ended June 25, 2006 compared to Six Months Ended June 26, 2005

Net sales of services for the six months ended June 25, 2006 were $278.7 million, which represents a 7.8% increase from the $258.6 million in net sales of services realized for the six months ended June 26, 2005. Net sales of services in the Human Capital Management Services segment increased by $14.9 million, or 9.9%, due to an increase in services provided to existing and new clients. Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary. In the Staff Augmentation segment, the increase of $5.7 million, or 5.3%, is principally attributable to services provided to information technology, healthcare and telecom customers, partially offset by a reduction in services provided to technical services customers. Sales of services were lower by $482,000, or 20.8%, in the Financial Outsourcing Services segment, principally due to a reduction in the number of customers we service.

Cost of services for the six months ended June 25, 2006 was 84.8% of net sales of services as compared to cost of services of 85.8% of net sales of services for the six months ended June 26, 2005. The cost of services as a percentage of net sales for the first two quarters of 2006 decreased from the year ago period principally due to higher gross margins as a result of increased consultant consolidation services provided by the Human Capital Management Services segment and higher margins for healthcare support services in the Staff Augmentation segment, partially offset by a decrease of fees due to a reduction in the number of clients serviced under the Financial Outsourcing Services segment.

Selling, general and administrative expenses as a percentage of net sales of services were 12.0% for the six months ended June 25, 2006, compared to 11.1% for the six months ended June 26, 2005. The $4.5 million increase in selling, general and administrative expenses is primarily due to an increase in support personnel costs associated with the increase of net sales discussed above.

Operating income for the six months ended June 25, 2006 was $7.5 million, or 2.7% of net sales, as compared to operating income of $6.2 million, or 2.4% of net sales, for the six months ended June 26, 2005. The Company’s higher operating income for the first two quarters of 2006 is principally due to an increase in net sales of services and a reduction in cost of services, which was partially offset by an increase in selling, general and administrative expenses discussed above.

The Company’s interest expense for the six months ended June 25, 2006 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $4.9 million for the first two quarters of 2006 was lower as compared to the interest expense of $5.6 million for the first two quarters of 2005. This reduction was principally due to the repurchase of $18.1 million of Senior Notes during fiscal 2005. These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average outstanding balances and interest rates in the first two quarters of 2006. The Company expects future interest expense reductions due to the redemption of its Senior Notes. See “Financial Condition, Liquidity and Capital Resources” in this Item 2 and note 11 to the Company’s condensed consolidated financial statements.

The income tax provision for the six months ended June 25, 2006 was $1.4 million (a rate of 52.0%) on income before income taxes of $2.8 million. The income tax provision for the first six months of 2005 was $171,000 (a rate of 52.0%) on income from continuing operations before income taxes of $329,000. The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for the respective periods relates primarily to state income taxes and a disallowance for non-deductible expenses and adjustments to tax contingencies.

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

Off-Balance Sheet and Contractual Obligations: During three and six months ended June 25, 2006, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below. The following table represents contractual commitments associated with operating lease agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2006	2007	2008	2009	Thereafter
Operating Leases	$1,308	$2,112	$1,726	$1,556	$1,323
PNC Credit Facility*—principal repayments	—	53,000	—	—	—
Senior Notes*—principal repayments	—	44,310	—	—	—
Convertible Note—principal repayments	—	—	—	1,462	—

Total	$1,308	$99,422	$1,726	$3,018	$1,323

*	See note 11 to the Company’s condensed consolidated financial statements.

COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, are parties to the $110.0 million (as amended July 12, 2006) PNC Credit Facility with PNC, as a lender and administrative agent, and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions. The Company entered into the PNC Credit Facility in June 2003 and it has been subject to six amendments, most recently in July 2006 (see “Recent Events” in this Item 2 and note 11 to the Company’s condensed consolidated financial statements).

The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The PNC Credit Facility contains various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The maturity date of the PNC Credit Facility is July 24, 2007, or July 24, 2010 if, as anticipated, COI is successful in extending the maturity date of its Senior Notes for three years (see “Recent Events” in this Item 2 and note 11 to the Company’s condensed consolidated financial statements). The Company was in compliance with all financial covenants under the PNC Credit Facility at June 25, 2006.

The Company also had standby letters of credit outstanding at June 25, 2006 in the aggregate amount of $5.1 million.

During the six months ended June 25, 2006, the Company’s primary sources of funds were $8.7 million of cash provided by operating activities. Cash and cash equivalents increased $557,000 during the six months ended June 25, 2006.

At June 25, 2006, the Company had outstanding $53.0 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 6.9% per annum. At such date, the Company had remaining availability of $24.3 million, as defined in the agreement, under the PNC Credit Facility. (determined without reference to the additional availability under the PNC Credit Facility, as amended in July 2007—see “Recent Developments” in this Item 2).

At June 25, 2006, the Company also had outstanding (i) $44.3 million principal amount of Senior Notes bearing interest at 12% per annum and (ii) $1.5 million principal amount of Convertible Notes bearing interest at 8% per annum. On July 17, 2006, $21,420,000 of Senior Notes were called for redemption. The remaining Senior Note holders have consented to an extension of the maturity date of the Senior Notes until December 1, 2010, which the Company expects to effectuate upon completion of this partial redemption (see “Recent Events” in this Item 2 and note 11 to the Company’s condensed consolidated financial statements).

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI. Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE. The Indenture imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the Indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the Indenture, the most significant component of which is based upon 50% of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision. In calculating net income for this purpose, under the terms of the Indenture, the Company must apply generally accepted accounting principles as in effect at the time the Indenture was entered into in 1997. Principally as a result of distributions made, and losses incurred by COI in prior years, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the Indenture until COI generates additional net income of approximately $10.8 million. However, COMFORCE has approximately $1.9 million available at June 25, 2006 from proceeds it has generated from the sale of stock, principally upon the exercise of options and warrants. This $1.9 million may be used by COMFORCE to pay interest and principal on the Convertible Notes or for other business purposes.

The Company has made significant progress in improving its capital structure through the elimination of long-term debt through the purchase or exchange of Senior Notes, Convertible Notes and other instruments. Since June 2000, the Company has reduced its public debt from $138.8 million to $44.3 million. If we are able to successfully complete the Company’s partial redemption of Senior Notes as scheduled on August 16, 2006, its public debt will be reduced to $22.9 million (see “Recent Events” in this Item 2 and note 11 to the Company’s condensed consolidated financial statements). The Company has reduced its annualized interest expense by borrowing at the lower rates available under the PNC Credit Facility to effectuate repurchases of long-term debt and by exchanging preferred stock and lower interest rate Convertible Notes for public debt. Similarly, the Company expects to utilize available loan proceeds under the PNC Credit Facility for the partial redemption of Senior Notes.

The Company’s Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at June 25, 2006 there were cumulated, unpaid and undeclared dividends of $1.5 million on the Series 2003A Preferred Stock, $106,000 on the Series 2003B Preferred Stock and $788,000 on the Series 2004A Preferred Stock.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next twelve months. The Company was in compliance with all financial covenants under the PNC Credit Facility at June 25, 2006 and expects to remain in compliance for the next 12 months.

The Company is currently undergoing audits for certain state and local tax returns. The results of these audits are not expected to have a material effect upon the results of operations.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment (“SFAS 123(R)”). This statement replaces SFAS No. 123, Accounting for Stock Based Compensation and supercedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all stock based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant date fair value of the stock options or other equity instruments. The Company adopted, using the modified-prospective method, the provisions of SFAS 123(R) for the six months ended June 25, 2006. The adoption had no impact on the Company’s financial position or results of operations as all share-based payments were fully-vested prior to December 26, 2005.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109(“FIN 48”) , which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the effects of a tax position be recognized in our financial statements only if that position is more likely than not to be sustained based solely on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

Seasonality

The Company’s quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers’ businesses. Demand for technical and engineering services, IT and telecom staffing services has historically been lower during the second half of the fourth quarter through the following second quarter, and, generally shows gradual improvement until the second half of the fourth quarter.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Since the date of the filing of the Company’s annual report on Form 10-K for the year ended December 25, 2005, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such Form 10-K except as described below.

In the matter concerning the notice sent to the Company and numerous other unrelated companies from the United States Environmental Protection Agency (the “U.S. EPA”) that they are potentially responsible parties at Chicago’s Lake Calumet Cluster Site, the U.S. EPA has entered into discussions with the Illinois environmental protection and other agencies concerning the proper remedies. Until the United States and Illinois environmental protection agencies agree upon remedies, accurate estimates of clean-up costs cannot be made and site studies cannot be completed. See note 10 to the Company’s condensed consolidated financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 7, 2006, the annual meeting of the stockholders of the Company was held. At this meeting, the stockholders voted (1) to elect directors for a term of one year, (2) to amend the COMFORCE Corporation 2002 Stock Option Plan to increase the number of option shares available for issuance to officers, directors, key employees and agents from 1,000,000 to 2,000,000, and (3) to ratify the appointment of KPMG LLP as the Company’s independent certified public accountants for the fiscal year ending December 31, 2006.

In the election of directors, the following individuals were elected to the board of directors upon the vote shown below.

Nominee	For	Withheld
John C. Fanning	14,904,620	177,445
Harry V. Maccarrone	14,821,324	260,741
Rosemary Maniscalco	14,817,922	264,143
Kenneth J. Daley	14,904,204	177,861
Daniel Raynor	14,906,708	175,357
Gordon Robinett	14,817,883	264,182
Pierce J. Flynn	14,810,904	271,161

The proposal to amend the COMFORCE Corporation 2002 Stock Option Plan was approved. Broker non-votes were excluded in determining the number of shares present in person or by proxy and entitled to vote on this matter since the street name holders were not entitled to vote on this matter except upon the direction of the beneficial holders of the shares. The votes were cast as follows:

For	Against	Abstentions	Broker Non-Votes
7,249,045	65,352	6,483	7,761,185

The proposal to ratify the appointment of KPMG LLP as the Company’s independent certified public accountants was approved. The votes were cast as follows:

For	Against	Abstentions
14,900,937	91,385	89,743

ITEM 5. OTHER INFORMATION.

On August 7, 2007, the Company entered into amended and restated employment agreements with John C. Fanning, Chairman and Chief Executive Officer of the Company, and Harry V. Maccarrone, Executive Vice President and Chief Financial Officer of the Company.

The agreement with Mr. Fanning, as restated, provides for a salary increase effective August 1, 2006 at the rate of $500,000 per annum, subject to annual increases as of April 1 of each year during the term of 7% or the percentage increase in the Consumer Price Index, whichever is higher. The restated agreement further provides for annual incentive compensation equal to 7.5% of the Company’s pre-tax operating income, as defined, in excess of $5.0 million and less than $8.0 million, plus 5.0% of the Company’s pre-tax operating income in excess of $8.0 million and less than $10.0 million, plus 2.5% of the Company’s pre-tax operating income in excess of $10.0 million (which is to be prorated for the balance of 2006). The restated agreement continues until December 31, 2008. The restated agreement retains the existing $30,000 non-accountable expense allowance payable to Mr. Fanning during each calendar year.

The restated agreement also continues to be terminable by the Company for “just cause” and retains the existing non-competition and confidentiality restrictions. The restated agreement provides that, if it is terminated or not extended, other than for just cause, Mr. Fanning will be entitled to a severance payment equal to one year’s compensation (with the bonus calculated at the highest rate during the last three years) and reimbursement for health insurance costs for three years.

As restated, the agreement further provides that, if a change of control occurs (as defined by reference to Section 409A of the Internal Revenue Code), he will be entitled to receive a lump sum payment on the date of the change of control equal to 300% of (i) his then current annual base salary, and (ii) the highest annul bonus and incentive compensation paid to him during the three most recent calendar years. The restated agreement also provides, in the event of a change of control, that Mr. Fanning will be reimbursed for certain legal fees and expenses, will receive an amount equal to the value of his leased vehicle and will receive recompense for any excise taxes imposed and a “gross up” payment based on projected federal, state and local income taxes payable by him due to his receipt of these change of control payments. These change of control provisions are substantially the same as the provisions in Mr. Fanning’s existing agreement, except as modified to comport with Section 409A of the Internal Revenue Code and regulations proposed thereunder.

The restated agreement with Mr. Maccarrone extends the term until December 31, 2008, but does not increase Mr. Maccarrone’s base salary of $330,440 per year, which is subject to annual increases of 7% or the percentage increase in the Consumer Price Index on April 1 of each year, whichever is higher. Mr. Maccarrone’s restated agreement provides for an allowance of $15,000 in the aggregate for accountable and non-accountable expenses. The restated agreement does not include incentive compensation provisions and has less restrictive non-competition and non-solicitation provisions than Mr. Fanning’s agreement, but it is in other respects substantially the same as Mr. Fanning’s agreement, as restated.

ITEM 6. EXHIBITS.

3.1	Amendment to Bylaws of COMFORCE Corporation, as adopted and effective as of May 3, 2006 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K filed May 4, 2006 and incorporated herein by reference).

4.1	Third Supplemental Indenture dated as of June 30, 2006 between COMFORCE Corporation and Wilmington Trust Company, as trustee, to Indenture dated as of November 26, 1997, as amended.

10.1	Amendment No. 6 to Revolving Credit and Security Agreement dated as of July 12, 2006 among the Company and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K filed July 18, 2006 and incorporated herein by reference).

10.2	Amendment to the Company’s 2002 Stock Option Plan adopted at the Company’s 2006 annual meeting of stockholders held June 7, 2006.

31.1	Rule 13a-14(a) certification of chief executive officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) certification of chief financial officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of chief executive officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of chief financial officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMFORCE Corporation

/s/ Harry V. Maccarrone
Harry V. Maccarrone
Executive Vice President and Chief Financial Officer
Date: August 7, 2006