Form 10-Q
period 2006-09-24
COMFORCE CORP
filed 2006-11-07
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2006
OR
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

(516) 437-3300
Registrant’s telephone number, including area code

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

Yes        No  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer   ___ Accelerated filer  ___ Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common stock, $.01 par value	17,354,371 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 24, 2006	December 25, 2005
Assets
Current assets:
Cash and cash equivalents	$4,534	8,417
Accounts receivable, less allowance of $351 and $354 in 2006 and 2005, respectively	112,464	103,201
Funding and service fees receivable, less allowance of $271 and $351 in 2006 and 2005, respectively	15,290	15,715
Prepaid expenses and other current assets	4,295	4,997
Deferred income taxes, net	1,926	2,004
Total current assets	138,509	134,334

Deferred income taxes, net	1,088	1,100
Property and equipment, net	4,936	5,260
Intangible assets, net	--	40
Goodwill, net	32,073	32,073
Deferred financing costs, net	788	851
Other assets	264	320
Total assets	$177,658	173,978

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,283	3,864
Accrued expenses	104,383	87,307
Total current liabilities	106,666	91,171
Long-term debt (including related party debt of $1,462 in 2006 and $1,405 in 2005)	91,462	105,792
Other liabilities	37	46
Total liabilities	198,165	197,009

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 17,339,371 and 17,079,532 shares issued and outstanding at September 24, 2006 and December 25, 2005, respectively	173	171
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized; 6,148 shares issued and outstanding at September 24, 2006 and December 25, 2005, with an aggregate liquidation preference of $7,812 at September 24, 2006 and $7,466 at December 25, 2005	4,304	4,304
Series 2003B, 3,500 shares authorized; 513 shares issued and outstanding at September 24, 2006 and December 25, 2005, with an aggregate liquidation preference of $629 at September 24, 2006 and $600 at December 25, 2005	513	513
Series 2004A, 15,000 shares authorized; 6,737 shares issued and outstanding at September 24, 2006 and December 25, 2005, with an aggregate liquidation preference of $7,651 at September 24, 2006 and $7,272 at December 25, 2005	10,264	10,264
Additional paid-in capital	48,143	47,727
Accumulated other comprehensive income	(2)	147
Accumulated deficit	(83,902)	(86,157)
Total stockholders’ deficit	(20,507)	(23,031)
Total liabilities and stockholders’ deficit	$177,658	173,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005

Net sales of services	$140,158	$139,066	$418,809	$397,669

Costs and expenses:
Cost of services	118,207	118,438	354,471	340,357
Selling, general and administrative expenses	17,055	15,452	50,368	44,260
Depreciation and amortization	787	948	2,337	2,672
Total costs and expenses	136,049	134,838	407,176	387,289

Operating income	4,109	4,228	11,633	10,380
Other income (expense):
Interest expense	(2,292)	(2,783)	(7,222)	(8,346)
Loss on debt extinguishment	(151)	(37)	(169)	(290)
Other income (expense), net	64	160	264	153
	(2,379)	(2,660)	(7,127)	(8,483)

Income from continuing operations before income taxes	1,730	1,568	4,506	1,897
Provision (benefit) for income taxes	808	(3,545)	2,251	(3,374)
Income from continuing operations	922	5,113	2,255	5,271
Income from discontinued operations, net	--	--	--	101
Net income	$922	$5,113	$2,255	$5,372

Dividends on preferred stock	252	254	754	754

Net income available to common stockholders	$670	$4,859	$1,501	$4,618
Basic income per common share:
Income from continuing operations	$0.04	$0.29	$0.09	$0.27
Income from discontinued operations	--	--	--	0.00
Basic income per common share	$0.04	$0.29	$0.09	$0.27
Diluted income per common share:
Income from continuing operations	$0.03	$0.17	$0.07	$0.18
Income from discontinued operations	--	--	--	0.00
Diluted income per common share	$0.03	$0.17	$0.07	$0.18

Weighted average common shares outstanding, basic	17,337	16,917	17,302	16,862
Weighted average common shares outstanding, diluted	31,420	30,130	26,741	29,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 24, 2006	September 25, 2005
Cash flows from operating activities:		(revised, note 3)

Net income	$2,255	$5,372

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,297	2,641
Amortization of intangible assets	40	31
Amortization of deferred financing fees	335	399
Net recoveries of bad debts	(80)	(182)
Deferred income taxes	77	--
Interest expense paid by the issuance of convertible notes	57	52
Loss on repurchase of Senior Notes	169	290
Gain from sale of discontinued niche telecom operations	--	(101)
Equity-based consulting expense	--	30
Tax benefit from stock option exercises	(123)	211
Stock compensation expense	98	--

Changes in assets and liabilities:
Accounts, funding and service fees receivable	(8,908)	(17,716)
Prepaid expenses and other assets	721	(796)
Accounts payable and accrued expenses	15,613	7,309
Income tax receivable	37	171
Net cash provided by (used in) operating activities	12,588	(2,289)

Cash flows from investing activities:
Purchases of property and equipment	(1,973)	(1,826)
Cash proceeds from sale of niche telecom operations	--	225
Net cash used in investing activities	(1,973)	(1,601)

Cash flows from financing activities:
Net repayments under capital lease obligations	(6)	(103)
Net repayments borrowings under line of credit agreements	9,033	5,279
Repurchase of Senior Notes	(23,461)	(11,767)
Tax benefit from stock option exercises	123	--
Debt financing costs	(361)	(68)
Proceeds from exercise of stock options	174	265
Net cash used in financing activities	(14,498)	(6,394)

Net decrease in cash and cash equivalents	(3,883)	(10,284)
Cash and cash equivalents at beginning of period	8,417	15,233
Cash and cash equivalents at end of period	$4,534	$4,949

Supplemental disclosures:
Cash paid for:
Interest	$6,492	$5,854
Income taxes	3,247	892

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

The accompanying unaudited interim condensed consolidated financial statements of COMFORCE and its subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Although management believes that the disclosures made are adequate to ensure that the information presented is not misleading, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 25, 2005. The results for the three and nine month periods ended September 24, 2006 are not necessarily indicative of the results of operations that might be expected for the entire year.

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

3. REVISION TO CASH FLOW PRESENTATION OF DISCONTINUED OPERATIONS

In 2004, the Company sold its interests in two telecom subsidiaries in the Company’s Staff Augmentation segment, resulting in such businesses being classified as discontinued operations. For the purposes of the consolidated statements of cash flows, as permitted by the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards 95, Statement of Cash Flows (“SFAS No. 95”), cash flows related to these discontinued operations have not been separately disclosed. Cash flows related to these discontinued operations for the nine months ended September 25, 2005 were previously separately disclosed, but such presentation has been revised to conform to the presentation in other periods.

4. SHARE-BASED PAYMENTS

Effective December 26, 2005, the Company adopted the provisions of the FASB Statement of Financial Accounting Standards 123(R), Share-Based Payments (“SFAS No. 123(R)”), which establishes the accounting for employee share-based awards. Under the provisions of SFAS No. 123(R), share-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified-prospective method and, accordingly, prior period results have not been restated to reflect the fair value method of recognizing compensation expense relating to stock options. All new awards are subject to the provisions of SFAS 123(R). Since all outstanding option awards were fully vested on the date of adoption, no compensation expense was recorded for outstanding awards. For the nine months ended September 24, 2006, $98,000 of compensation expense has been recorded within selling, general and administrative expense and the Company has recorded an income tax benefit of $38,000 in the accompanying statements of operations for options granted during the second quarter of 2006, which options immediately vested.

During the three and nine months ended September 25, 2005 (and for periods prior to December 26, 2005), the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Since the exercise price for such options equaled or exceeded the market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant and no expense was recorded in the Company’s condensed consolidated statements of operations.

Had the compensation cost of the Company’s employee share-based payments for the three and nine months ended September 25, 2005 been based upon the fair value method determined in accordance with SFAS No. 123(R), the Company’s pro forma net income and net income per share would have been (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 25, 2005	September 25, 2005

Net income available to common stockholders, as reported	$4,859	$4,618
Less: Total share-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	--	502
Pro forma net incom	$4,859	$4,116
Net income per share:
As reported - Basic	$0.29	$0.27
As reported - Diluted	0.17	0.18

Pro forma - Basic	$0.29	$0.24
Pro forma - Diluted	0.17	0.17

Under the modified-prospective method, SFAS No. 123(R) applies to all new awards and to awards outstanding on the effective date that are subsequently modified or cancelled since all outstanding awards on the date of adoption were fully vested. The Company recognizes compensation expense for the fair value of all awards on a straight-line basis over the total requisite service period. Cumulative compensation expense recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time.

The Company estimates the fair value of share-based payments using the Black-Scholes option pricing model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted were $1.40 during the nine months ended September 24, 2006 and $1.16 during the nine months ended September 25, 2005. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the nine month periods are listed in the table below:

	Nine Months Ended
	September 24, 2006	September 25, 2005

Expected dividend yield	0.0%	0.0%
Expected volatility	55.0%	38.1%
Risk-free interest rate	5.0%	3.8%
Expected term (years)	5	5

The Company estimates expected volatility based primarily on historical daily price changes of the Company’s stock and other known or expected trends. The risk-free interest rate is based on the United States (“U.S.”) treasury yield curve in effect at the time of grant. The expected option term is the number of years that the Company estimates that options will be outstanding prior to exercise. The expected term of the awards issued after December 26, 2005 was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107.

The income tax benefit realized relating to the exercise of stock option awards was $200,000 for the nine months ended September 24, 2006, of which $123,000 is classified as a financing cash inflow in the Company’s condensed consolidated statement of cash flows. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits related to share-based compensation as operating cash inflows. The income tax benefit realized relating to the exercise of stock option awards was $201,000 for the nine months ended September 25, 2005.

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

2002 Stock Option Plan: The Company’s 2002 Stock Option Plan (the “2002 Plan”) provides for the granting to employees, officers, directors and consultants of incentive and non-qualified stock options to purchase shares of the Company’s common stock. In addition, employees of the Company are eligible to be granted incentive stock options. The Stock Option Committee of the Board of Directors, consistent with the terms of the Plan, will determine the types of awards to be granted, the terms and conditions of each award and the number of shares of common stock to be covered by each award. Grants of incentive and non-qualified stock options may not have a term exceeding 10 years, or five years in the case of an incentive stock option granted to a stockholder who owns stock representing more than 10% of the voting power. The 2002 Plan, as amended at the Company’s 2006 annual meeting of stockholders held June 7, 2006, provides for the grant of options to purchase up to 2,000,000 shares of the Company’s common stock. Options are to be granted under the 2002 Plan at prices not less than the fair market value of the Company’s common stock at the date of grant with the exception of incentive options granted to anyone who, prior to the grant, owns more than 10% of the voting power, in which case the exercise price cannot be less than 110% of the fair market value. As of September 24, 2006, 1.2 million stock options are available for future grant under the 2002 Plan.

Options are generally granted under stock option plans at an exercise price equal to the closing stock price on the date of grant, with a 10-year term, and vesting in equal increments over a three-year period (with the exception of options issued to directors, which generally fully vest on the date of grant).

The following table summarizes stock option activity during the nine months ended September 24, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 25, 2005	3,178,378	$3.40
Granted	70,000	2.66
Forfeitures	(42,200)	2.42
Expired	(526,250)	7.03
Exercised	(259,628)	0.67		513,521

Outstanding at September 24, 2006	2,420,300	$2.90	5.40	903,050

Options exercisable at September 24, 2006	2,420,300	$2.90	5.40	903,050

The total cash received from stock option exercises for the nine months ended September 24, 2006 and September 25, 2005 was $174,000 and $265,000, respectively. The Company expects to settle future employee stock option exercises with the issuance of new shares. The total intrinsic value of stock options exercised during the nine months ended September 24, 2006 and September 25, 2005 was $514,000 and $585,000, respectively.

5. DEBT

 Long-term debt at September 24, 2006 and December 25, 2005 consisted of (in thousands):

	September 24, 2006	December 25, 2005

12% Senior Notes, due December 1, 2010*	$22,890	$46,310
8% Subordinated Convertible Notes, due December 2, 2009	1,462	1,405
Revolving line of credit, due July 24, 2010*, with interest payable at prime plus 0.5% and/or LIBOR plus 1.75% (2.0% prior to March 1, 2006), at a weighted average rate of 7.15% at September 24, 2006 and 6.24% at December 25, 2005	67,110	58,077
Total long-term debt	$91,462	$105,792
________________
* Formerly due on this date in 2007 (see below).

Contractual maturities of long-term debt are as follows (in thousands):

2009	$1,462
2010	90,000
Total	$91,462

Senior Notes: In November 1997, COI issued $110 million original principal amount of its 12% Senior Notes due December 1, 2007, subsequently extended until December 1, 2010 (the “Senior Notes”), principally to fund its acquisition of Uniforce Services, Inc. The Senior Notes provide for semi-annual payments of interest at the rate of 12% per annum.

The Senior Notes are governed by an indenture (the “Indenture”) under which Wilmington Trust Company serves as the trustee. The Indenture contains a number of significant restrictions and covenants (with which COI believes it was in compliance at September 24, 2006) that require COI to ensure among other things that:

•
COI does not grant a security interest in its assets or incur indebtedness, except indebtedness incurred in accordance with the Indenture, which permits indebtedness subordinated to and due later than the Senior Notes and that meets other conditions in the Indenture, indebtedness on a parity with the Senior Notes meeting specified conditions in the Indenture, renewals or replacements of any bank credit facility, capital lease obligations, securitization transactions, indebtedness within specified dollar limitations and other exceptions;

•
COI does not sell or dispose of its assets except in accordance with the covenants and conditions in the Indenture, or issue shares of its capital stock except in accordance with the covenants and conditions in the Indenture;

•
the net proceeds from any permitted sale of COI’s capital stock or its assets are applied to repay any bank credit facility, or, if not required by the lender or such net proceeds are not reinvested in other assets, to redeem Senior Notes or be applied for other specified proper purposes;

•	COI does not enter into transactions with affiliates other than in accordance with the Indenture; and

•	COI does not invest in other businesses or engage in other business activities unless permitted under the Indenture.

In May 2006, COI repurchased $2.0 million principal amount of its Senior Notes from an unrelated party, principally utilizing available funds under its revolving credit facility (see “Revolving Credit Facility” in this note 5, below). As a result of this repurchase, COI recognized a loss on debt extinguishment of $18,000 in the second quarter of 2006, including the write-off of $13,000 of deferred financing costs.

In June and July 2006, COI solicited the consents of the holders of its Senior Notes to (1) permit consents and waivers granted under the Indenture to be irrevocable for up to 60 days, and (2) extend the maturity date of the Senior Notes from December 1, 2007 to December 1, 2010 with call protections, as described below. Under the terms of the Indenture, the first proposal required the approval of the holders of a majority in principal amount of the Senior Notes and the second proposal required approval of all of the holders. The requisite consents to adopt the first proposal were obtained by June 30, 2006, at which time COI and Wilmington Trust Company, as trustee, entered into the Third Supplemental Indenture to provide for the irrevocability of consents and waivers.

The holders of $22.9 million aggregate principal amount of Senior Notes consented to the second proposal to extend the maturity of the Senior Notes. The holders of $21.4 million aggregate principal amount of Senior Notes declined to consent to this proposal. At the request of COI, on July 17, 2006, Wilmington Trust Company, as trustee, sent a notice of redemption to the non-consenting holders and, in accordance with the notice, on August 16, 2006, COI redeemed all $21.4 million of Senior Notes held by the non-consenting holders at par, plus interest accrued from the last interest payment date of June 1, 2006 to the date of redemption. As a result of this redemption, COI recognized a loss on debt extinguishment of $151,000 in the third quarter of 2006, including the write-off of $115,000 of deferred financial costs. COI utilized loan proceeds under its revolving credit facility to pay the redemption price (see “Revolving Credit Facility” in this note 5, below). Upon completion of this redemption, COI held irrevocable consents to the second proposal from the holders of 100% of the aggregate principal amount of Senior Notes then outstanding. Accordingly, on August 17, 2007, COI and Wilmington Trust Company, as trustee, entered into a Fourth Supplemental Indenture. The Fourth Supplemental Indenture amended the Indenture and Senior Notes by:

•	extending the maturity date of the Senior Notes from December 1, 2007 to December 1, 2010; and
•	providing call protection to holders of the Senior Notes under which COI will have the option to redeem the Senior Notes upon payment of a redemption price as follows:

Redemption price*	If redemption at COI’s election occurs:
103%	from August 16, 2006 through November 30, 2007
102%	from December 1, 2007 through November 30, 2008
101%	from December 1, 2008 through November 30, 2009
100%	on December 1, 2009 or thereafter

* As a percentage of the principal outstanding at the redemption date, plus accrued interest to the redemption date.

Convertible Note: The Company’s 8.0% Subordinated Convertible Notes due December 2, 2009 (the “Convertible Note”) are convertible into common stock at $1.70 per share.

In December 2004, the Company issued 6,737 shares of its Series 2004A Convertible Preferred Stock in exchange for $6.7 million of its Convertible Note, plus accrued interest of $10,463, in a transaction with the Fanning CPD Assets, LP (the “Fanning Partnership”), a related party, as described below. This exchange eliminated $6.7 million of long-term debt while maintaining, under the terms of the 2004A Series Preferred Stock, the same common stock conversion rights as existed for the Convertible Note. As part of the transaction, the Convertible Note was restated at the principal amount of $1.3 million, and the terms were modified to permit the Company to pay interest in cash or kind, at its election, for the balance of the term of the Convertible Note.

Under the terms of the Convertible Note prior to this amendment, interest was to be payable only in cash beginning with the interest payment due on June 1, 2005. This amendment extended, for the balance of the term, the provision allowing the Company to pay interest either in cash or in kind, and as a result the debt service costs associated with the Convertible Note have been satisfied through additions to principal through June 1, 2006 (the most recent semi-annual interest payment date). Additional principal is convertible into common stock on the same basis as other amounts outstanding under the Convertible Note, which provides for conversion into common stock at the rate of $1.70 per share. As a result of its election to pay interest in kind under the Convertible Note, on June 1, 2006 the Company recognized beneficial conversion features of $39,000 in 2006 which resulted in an increase in deferred financing costs and paid-in capital. The Convertible Note may be prepaid in whole or in part, provided that the market value of the Company’s common stock exceeds $2.13 for a specified period of time and, for any prepayment prior to December 1, 2006, upon payment of a prepayment premium of 1.0%. The holder has 10 days to convert the Convertible Notes following notice of prepayment.

The Fanning Partnership is a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest. Rosemary Maniscalco, a director and vice chairman of the Company, is the general partner of the Fanning Partnership, but holds no pecuniary interest therein. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction.

Revolving Line of Credit: At September 24, 2006, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, were parties to a $110.0 million Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.

Effective as of July 12, 2006, the Company entered into an amendment to the PNC Credit Facility to, among other things:

•
increase the maximum availability under the facility from $85.0 million to $110.0 million, with borrowings based, generally, on 87.0% (as compared to 85.0% prior to the amendment) of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions;

•	lower the per annum interest rate calculated in reference to LIBOR to 1.50% in excess of LIBOR if the Company’s fixed charge coverage ratio is greater than 1.75:1.00;
•	extend the maturity of the PNC Credit Facility until July 24, 2010; and
•
permit up to $25.0 million of loan proceeds to be used, and which were used, to pay the redemption price of the Senior Notes (as described above in this note 5 under “Senior Notes”), subject to a reduction of the maximum funds available under the PNC Credit Facility to effect redemptions in 2007.

At September 24, 2006, the Company had remaining availability, as defined in the agreement, under the PNC Credit Facility of $18.1 million. As of September 24, 2006, the Company had outstanding $5.1 million of standby letters of credit under this facility. The Company was in compliance with all financial covenants under the PNC Credit Facility at September 24, 2006.

6. INCOME PER SHARE

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

	Three Months Ended		Nine Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Basic income per common share:
Income from continuing operations	$922	$5,113	$2,255	$5,271
Dividends on preferred stock:
Series 2003A	115	115	346	346
Series 2003B	10	10	29	29
Series 2004A	127	129	379	379
	252	254	754	754
Income available to common stockholders from continuing operations	$670	$4,859	$1,501	$4,517

Weighted average common shares outstanding	17,337	16,917	17,302	16,862

Basic income per common share from continuing operations	$0.04	$0.29	$0.09	$0.27

Diluted income per common share:

Income available to common stockholders from continuing operations	$670	$4,859	$1,501	$4,517

Dividends on preferred stock:
Series 2003A	115	115	346	346
Series 2003B	10	10	29	29
Series 2004A	127	129	--	379
	252	254	375	754

After tax equivalent of interest expense on 8% Subordinated Convertible Note	18	16	52	48

Income for purposes of computing diluted income per common share from continuing operations	$940	$5,129	$1,928	$5,319

Weighted average common shares outstanding	17,337	16,917	17,302	16,862
Dilutive stock options	325	317	385	443

Assumed conversion of 8% Subordinated Convertible Note	855	800	832	769
Assumed conversion of Preferred Stock:
Series 2003A	7,330	6,891	7,111	6,672
Series 2003B	1,146	1,075	1,111	1,039
Series 2004A	4,427	4,130	--	3,981
Weighted average common shares outstanding for purposes of computing diluted income per share	31,420	30,130	26,741	29,766
Diluted income per common share from continuing operations	$0.03	$0.17	$0.07	$0.18

As of September 24, 2006, 4.3 million shares issuable upon conversion of the Series 2004A Preferred Stock were excluded from the above calculations as their effect would have been anti-dilutive. Options and warrants to purchase 1.3 million and 3.3 million shares of common stock were outstanding as of September 24, 2006 and September 25, 2005, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

7. INDUSTRY SEGMENT INFORMATION

COMFORCE has determined that its reportable segments are distinguished principally by the types of services offered to the Company’s clients. The Company manages its operations and reports its results through three operating segments -- Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services. The Human Capital Management Services segment primarily provides contingent workforce management services. The Staff Augmentation segment provides healthcare support services, technical and engineering, information technology, telecommunications and other staffing services. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies.

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

The table below presents information on the revenues and operating contribution for each segment for the three and nine month periods ended September 24, 2006 and September 25, 2005, and items which reconcile segment operating contribution to COMFORCE’s reported income from continuing operations before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Net sales of services:
Human Capital Management Services	$84,469	$79,430	$248,650	$228,756
Staff Augmentation	54,777	58,585	167,414	165,547
Financial Outsourcing Services	912	1,051	2,745	3,366
	$140,158	$139,066	$418,809	$397,669
Operating contribution:
Human Capital Management Services	$3,871	$2,782	$10,894	$8,359
Staff Augmentation	4,892	5,512	14,494	14,283
Financial Outsourcing Services	723	754	2,098	2,643
	9,486	9,048	27,486	25,285
Consolidated expenses:
Corporate general and administrative expenses	4,590	3,872	13,516	12,233
Depreciation and amortization	787	948	2,337	2,672
Interest and other, net	2,228	2,623	6,958	8,193
Loss on debt extinguishment	151	37	169	290
	7,756	7,480	22,980	23,388
Income from continuing operations before income taxes	$1,730	$1,568	$4,506	$1,897

	September 24, 2006	December 25, 2005
Total assets:

Staff Augmentation	$56,644	$58,794
Human Capital Management Services	87,893	76,480
Financial Outsourcing Services	15,290	15,715
Corporate	17,831	22,989
	$177,658	$173,978

8. NEW ACCOUNTING STANDARDS

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. If the effect of initial adoption is determined to be material, the cumulative effect may be reported as an adjustment to the beginning of the reporting company’s retained earnings with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment. This guidance is applicable for the Company beginning in fiscal year 2007. The Company is in the process of assessing the effect SAB No. 108 may have on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). This statement replaces SFAS No. 123, Accounting for Stock Based Compensation and supercedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all stock based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant date fair value of the stock options or other equity instruments. The Company adopted, using the modified-prospective method, the provisions of SFAS 123(R) for the nine months ended September 24, 2006. The initial adoption had no impact on the Company’s financial position or results of operations as all share-based payments outstanding as of the date of adoption were fully vested prior to December 26, 2005.

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

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN No. 48 may be recognized, or continue to be recognized, upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 shall be reported as an adjustment to the opening balance of retained earnings for the year of adoption. FIN No. 48 is effective for the Company beginning in fiscal year 2007, with earlier adoption permitted. The Company is in the process of assessing the effect FIN No. 48 may have on its consolidated financial statements.

9. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005

Net income	$922	$5,113	$2,255	$5,372

Foreign currency translation adjustment	(19)	(29)	(149)	(27)
Total comprehensive income	$903	$5,084	$2,106	$5,345

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

The Company is a party to routine contract and employment-related litigation matters and routine audits of state and local tax returns arising in the ordinary course of its business. Except as described above, there are no other pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company. The Company maintains general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional and medical malpractice insurance, fiduciary insurance, and directors’ and officers’ liability insurance for domestic and foreign operations as management deems appropriate and prudent. The Company is generally self-insured with respect to workers compensation, but maintains excess workers compensation coverage to limit its maximum exposure to such claims.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below supplements the information found in the audited consolidated financial statements and related notes of COMFORCE Corporation (“COMFORCE”) and its wholly-owned subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”).

Overview

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employment related expenses for its employees, including workers compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company offers health, dental, 401(k), disability and life insurance to its eligible employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, often resulting in significant outstanding receivables. To the extent the Company grows, these receivables will increase and there will be greater need for borrowing availability under a credit facility to fund current operations.

The Company reports its results through three operating segments -- Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services. The Human Capital Management Services segment primarily provides staffing management services that enable Fortune 1000 companies and other large employers to consolidate, automate and manage staffing, compliance and oversight processes for their contingent workforces. The Staff Augmentation segment provides healthcare support services, technical and engineering, information technology, telecommunications and other staffing needs. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies.

Recent Developments

In June and July 2006, COI solicited the consents of the holders of its Senior Notes to (1) permit consents and waivers granted under the Indenture to be irrevocable for up to 60 days, and (2) extend the maturity date of the Senior Notes from December 1, 2007 to December 1, 2010 with call protections, as described below. Under the terms of the Indenture, the first proposal required the approval of the holders of a majority in principal amount of the Senior Notes and the second proposal required approval of all of the holders. The requisite consents to adopt the first proposal were obtained by June 30, 2006, at which time COI and Wilmington Trust Company, as trustee, entered into the Third Supplemental Indenture to provide for the irrevocability of consents and waivers.

The holders of $22.9 million aggregate principal amount of Senior Notes consented to the second proposal to extend the maturity of the Senior Notes. The holders hold $21.4 million aggregate principal amount of Senior Notes declined to consent to this proposal. At the request of COI, on July 17, 2006, Wilmington Trust Company, as trustee, sent a notice of redemption to the non-consenting holders and, in accordance with the notice, on August 16, 2006, COI redeemed all $21.4 million of Senior Notes held by the non-consenting holders at par, plus interest accrued from the last interest payment date of June 1, 2006 to the date of redemption. As a result of this redemption, COI recognized a loss on debt extinguishment of $151,000 in the third quarter of 2006, including the write-off of $115,000 of deferred financing costs. COI utilized loan proceeds under the PNC Credit Facility to pay the redemption price. Upon completion of this redemption, COI held irrevocable consents to the second proposal from the holders of 100% of the aggregate principal amount of Senior Notes then outstanding. Accordingly, on August 17, 2007, COI and Wilmington Trust Company, as trustee, entered into a Fourth Supplemental Indenture. The Fourth Supplemental Indenture amended the Indenture and Senior Notes by:

•	extending the maturity date of the Senior Notes from December 1, 2007 to December 1, 2010; and
•	providing call protection to holders of the Senior Notes under which COI will have the option to redeem the Senior Notes upon payment of a redemption price as follows:

Redemption price*	If redemption at COI’s election occurs:
103%	from August 16, 2006 through November 30, 2007
102%	from December 1, 2007 through November 30, 2008
101%	from December 1, 2008 through November 30, 2009
100%	on December 1, 2009 or thereafter

* As percentage of the principal outstanding at the redemption date, plus accrued interest to the redemption date.

Effective as of July 12, 2006, the Company entered into an amendment to the PNC Credit Facility to, among other things:

•
increase the maximum availability under the facility from $85.0 million to $110.0 million, with borrowings based, generally, on 87.0% (as compared to 85.0% prior to the amendment) of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions;

•	lower the per annum interest rate calculated in reference to LIBOR to 1.50% in excess of LIBOR if the Company’s fixed charge coverage ratio is greater than 1.75:1.00;
•	extend the maturity of the PNC Credit Facility until July 24, 2010; and
•
permit up to $25.0 million of loan proceeds to be used, and which were used, to pay the redemption price of the Senior Notes (as described above), subject to a reduction of the maximum funds available under the PNC Credit Facility to effect redemptions in 2007.

Critical Accounting Policies and Estimates

As disclosed in the annual report on Form 10-K for the fiscal year ended December 25, 2005, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to allowance for doubtful accounts, accrued workers compensation liability, goodwill impairment, share-based compensation expense, and income taxes. Since December 25, 2005, there have been no changes in our critical accounting policies and no other significant changes to the methods used in the assumptions and estimates related to them.

Results of Operations

Three Months Ended September 24, 2006 compared to Three Months Ended September 25, 2005

Net sales of services for the three months ended September 24, 2006 were $140.2 million, which represents a 0.8% increase from the $139.1 million in net sales of services realized for the three months ended September 25, 2005. Net sales of services in the Human Capital Management Services segment increased by $5.0 million, or 6.3%, due to an increase in services provided principally to existing clients. In the Staff Augmentation segment, the decrease of $3.8 million, or 6.5%, is principally attributable to a reduction in services provided to technical services and telecom customers, partially offset by an increase of demand for our services provided to information technology customers. The reduction in technical services provided by the Company was principally attributable to a significant reduction in domestic services provided under government-related subcontracts and a reduction in the services provided to other technical service customers. In addition, net sales of services in the telecom sector were lower due to a reduction in demand from our largest telecom client. Sales of services were lower by $139,000 or 13.2%, in the Financial Outsourcing Services segment, principally due to a reduction in the number of customers we service.

Cost of services for the three months ended September 24, 2006 was 84.3% of net sales of services as compared to cost of services of 85.2% of net sales of services for the three months ended September 25, 2005. The cost of services as a percentage of net sales for the third quarter of 2006 decreased from the year ago period principally due to higher gross margins as a result of increased consultant consolidation services provided by the Human Capital Management Services segment and favorable workers compensation claims experience, partially offset by lower gross margins for telecom, technical and information technology services.

Selling, general and administrative expenses as a percentage of net sales of services were 12.2% for the three months ended September 24, 2006, compared to 11.1% for the three months ended September 25, 2005. The $1.6 million increase in selling, general and administrative expenses is primarily due to higher personnel costs incurred to support the increase in consultant consolidation services provided in the Human Capital Management Services segment discussed above and an increase of corporate expenses associated with personnel costs and professional fees.

Operating income for the three months ended September 24, 2006 was $4.1 million, or 2.9% of net sales, as compared to operating income of $4.2 million, or 3.0% of net sales, for the three months ended September 25, 2005. The Company’s lower operating income for the third quarter of 2006 is principally due to an increase in selling, general and administrative expenses discussed above, partially offset by an increase in net sales of services and gross margins in the Human Capital Management Services segment.

The Company’s interest expense for the three months ended September 24, 2006 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $2.3 million for the third quarter of 2006 was lower as compared to the interest expense of $2.8 million for the third quarter of 2005. This reduction was principally due to the repurchase of $18.1 million of Senior Notes in fiscal 2005 and the repurchase and redemption of $23.4 million of Senior Notes in the second and third quarters of 2006. These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average interest rates and borrowings in the third quarter of 2006. The Company also expects interest expense reductions in future periods due to the redemption of its Senior Notes. See note 5 to the Company’s condensed consolidated financial statements.

The income tax provision for the three months ended September 24, 2006 was $808,000 (a rate of 46.7%) on income before income taxes of $1.7 million. For the three months ended September 25, 2005, the income tax provision includes a tax benefit of $4.3 million from the resolution of certain federal and state income tax contingencies. Excluding this tax benefit, the income tax provision for the third quarter of 2005 was $797,000 (a rate of 50.8%) on income from continuing operations before income taxes of $1.6 million. The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for the respective periods relates primarily to state income taxes and a disallowance for non-deductible expenses and adjustments to tax contingencies.

Nine Months Ended September 24, 2006 compared to Nine Months Ended September 25, 2005

Net sales of services for the nine months ended September 24, 2006 were $418.8 million, which represents a 5.3% increase from the $397.7 million in net sales of services realized for the nine months ended September 25, 2005. Net sales of services in the Human Capital Management Services segment increased by $19.9 million, or 8.7%, due to an increase in services provided to existing and new clients. Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary. In the Staff Augmentation segment, the increase of $1.9 million, or 1.1%, is principally attributable to services provided to information technology and healthcare customers, partially offset by a reduction in services provided to telecom and technical services customers. The reduction in technical services provided by the Company was principally attributable to a significant reduction in domestic services provided under government-related subcontracts and a reduction in the services provided to other technical service customers. In addition, net sales of services in the telecom sector were lower due to a reduction in demand from our largest telecom client. Sales of services were lower by $621,000, or 18.4%, in the Financial Outsourcing Services segment, principally due to a reduction in the number of customers we service.

Cost of services for the nine months ended September 24, 2006 was 84.6% of net sales of services as compared to cost of services of 85.6% of net sales of services for the nine months ended September 25, 2005. The cost of services as a percentage of net sales for the first three quarters of 2006 decreased from the year ago period principally due to higher gross margins as a result of increased consultant consolidation services provided by the Human Capital Management Services segment, higher margins for healthcare support services in the Staff Augmentation segment and favorable workers compensation claims experience, partially offset by lower gross margins for telecom, technical and information technology services.

Selling, general and administrative expenses as a percentage of net sales of services were 12.0% for the nine months ended September 24, 2006, compared to 11.1% for the nine months ended September 25, 2005. The $6.1 million increase in selling, general and administrative expenses is primarily due to higher personnel costs incurred to support the increase in consultant consolidation services provided in the Human Capital Management Services segment discussed above and an increase of corporate expenses associated with personnel costs and professional fees.

Operating income for the nine months ended September 24, 2006 was $11.6 million, or 2.8% of net sales, as compared to operating income of $10.4 million, or 2.6% of net sales, for the nine months ended September 25, 2005. The Company’s higher operating income for the first three quarters of 2006 is principally due to an increase in net sales of services and gross margins in the Human Capital Management Services segment, partially offset by an increase in selling, general, and administrative expenses discussed above.

The Company’s interest expense for the nine months ended September 24, 2006 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $7.2 million for the first three quarters of 2006 was lower as compared to the interest expense of $8.3 million for the first three quarters of 2005. This reduction was principally due to the repurchase of $18.1 million of Senior Notes in fiscal 2005 and the repurchase and redemption of $23.4 million of Senior Notes in the second and third quarters of 2006. These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average interest rates and borrowings in the first nine months of 2006. The Company also expects interest expense reductions in future periods due to the redemption of its Senior Notes. See note 5 to the Company’s condensed consolidated financial statements.

The income tax provision for the nine months ended September 24, 2006 was $2.3 million (a rate of 50.0%) on income before income taxes of $4.5 million. In the third quarter ending September 25, 2005, the income tax provision included a tax benefit of $4.3 million from the resolution of certain federal and state income tax contingencies. Excluding this tax benefit, the income tax provision for the first nine months of 2005 was $968,000 (a rate of 51.0%) on income from continuing operations before income taxes of $1.9 million. The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for the respective periods relates primarily to state income taxes and a disallowance for non-deductible expenses and adjustments to tax contingencies.

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

Off-Balance Sheet and Contractual Obligations: During the three and nine months ended September 24, 2006, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below. The following table represents contractual commitments associated with operating lease agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2006	2007	2008	2009	Thereafter

Operating Leases	$ 654	$ 2,112	$ 1,726	$ 1,556	$ 1,323
PNC Credit Facility*-- principal repayments	--	--	--	--	67,110
Senior Notes* - principal repayments	--	--	--	--	22,890
Convertible Note - principal repayments	--	--	--	1,462	--
Total	$ 654	$ 2,112	$ 1,726	$ 3,018	$ 91,323
___________________________
*See note 5 to the Company’s condensed consolidated financial statements.

COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, are parties to the $110.0 million PNC Credit Facility with PNC, as a lender and administrative agent, and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions. The Company entered into the PNC Credit Facility in June 2003 and it has been subject to six amendments, most recently in July 2006. See “Recent Developments” in this Item 2 and the discussion under “Revolving Line of Credit” in note 5 to the Company’s condensed consolidated financial statements for a discussion of the July 2006 amendments to the Credit Facility.

The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The PNC Credit Facility contains various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The maturity date of the PNC Credit Facility is July 24, 2010. The Company was in compliance with all financial covenants under the PNC Credit Facility at September 24, 2006.

The Company also had standby letters of credit outstanding under the PNC Credit Facility at September 24, 2006 in the aggregate amount of $5.1 million.

During the nine months ended September 24, 2006, the Company’s primary sources of funds were $12.6 million of cash provided by operating activities due to the profitability of the Company and changes in working capital. Cash and cash equivalents decreased $3.9 million during the nine months ended September 24, 2006.

At September 24, 2006, the Company had outstanding $67.1 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 7.15% per annum. At such date, the Company had remaining availability of $18.1 million, as defined in the agreement, under the PNC Credit Facility.

As described under “Recent Developments” in this Item 2 and under “Senior Notes” in note 5 to the Company’s condensed consolidated financial statements, in the third quarter of 2006, the Company amended the Indenture to, among other things, extend the maturity date of the Senior Notes to December 1, 2010, and redeemed $21.4 million principal amount of Senior Notes. The Company has made significant progress in improving its capital structure through the elimination of long-term debt through the purchase, redemption or exchange of Senior Notes, Convertible Notes and other instruments. Since June 2000, the Company has reduced its public debt from $138.8 million to $22.9 million and its total long-term debt from $195.3 million to $91.5 million during the same period. The Company has reduced its annualized interest expense by borrowing at the lower rates available under the PNC Credit Facility to effectuate the repurchase or redemption of long-term debt (including the August 2006 redemption of $21.4 million principal amount of Senior Notes) and by exchanging preferred stock and lower interest rate Convertible Notes for public debt.

At September 24, 2006, the Company also had outstanding (i) $22.9 million principal amount of Senior Notes bearing interest at 12% per annum and (ii) $1.5 million principal amount of Convertible Notes bearing interest at 8% per annum. On August 16, 2006, the Company redeemed $21.4 million principal amount of Senior Notes. See “Recent Developments” in this Item 2 and note 5 to the Company’s condensed consolidated financial statements.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI. Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE. The Indenture imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the Indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the Indenture, the most significant component of which is based upon 50% of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision. In calculating net income for this purpose, under the terms of the Indenture, the Company must apply generally accepted accounting principles as in effect at the time the Indenture was entered into in 1997. Principally as a result of distributions made, and losses incurred by COI in prior years, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the Indenture until COI generates additional net income of approximately $10.3 million. However, COMFORCE has approximately $2.0 million available at September 24, 2006 from proceeds it has generated from the sale of stock, principally upon the exercise of options and warrants. This $2.0 million may be used by COMFORCE to pay interest and principal on the Convertible Notes or for other business purposes.

The Company’s Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at September 24, 2006 there were cumulated, unpaid and undeclared dividends of $1.7 million on the Series 2003A Preferred Stock, $116,000 on the Series 2003B Preferred Stock and $914,000 on the Series 2004A Preferred Stock. If such dividends and underlying instruments were converted to voting or non-voting common stock, the aggregate amount would equal 13.1 million shares.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next twelve months. The Company was in compliance with all financial covenants under the PNC Credit Facility at September 24, 2006 and expects to remain in compliance for the next 12 months.

The Company is currently undergoing audits for certain state and local tax returns. The results of these audits are not expected to have a material effect upon the results of operations.

Impact of Recently Issued Accounting Standards

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. If the effect of initial adoption is determined to be material, the cumulative effect may be reported as an adjustment to the beginning of the reporting company’s retained earnings with disclosure of the nature and amount of each individual error being corrected in the cumulative adjustment. This guidance is applicable for the Company beginning in fiscal year 2007. The Company is in the process of assessing the effect SAB No. 108 may have on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). This statement replaces SFAS No. 123, Accounting for Stock Based Compensation and supercedes APB No. 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires all stock based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant date fair value of the stock options or other equity instruments. The Company adopted, using the modified-prospective method, the provisions of SFAS 123(R) for the nine months ended September 24, 2006. The initial adoption had no impact on the Company’s financial position or results of operations as all share-based payments outstanding as of the date of adoption were fully vested prior to December 26, 2005.

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

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN No. 48 may be recognized, or continue to be recognized, upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 shall be reported as an adjustment to the opening balance of retained earnings for the year of adoption. FIN No. 48 is effective for the Company beginning in fiscal year 2007, with earlier adoption permitted. The Company is in the process of assessing the effect FIN No. 48 may have on its consolidated financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 7, 2006, the Company entered into amended and restated employment agreements with John C. Fanning, Chairman and Chief Executive Officer of the Company, and Harry V. Maccarrone, Executive Vice President and Chief Financial Officer of the Company.

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

As restated, the agreement further provides that, if a change of control occurs (as defined by reference to Section 409A of the Internal Revenue Code), he will be entitled to receive a lump sum payment on the date of the change of control equal to 300% of (i) his then current annual base salary, and (ii) the highest annual bonus and incentive compensation paid to him during the three most recent calendar years. The restated agreement also provides, in the event of a change of control, that Mr. Fanning will be reimbursed for certain legal fees and expenses, will receive an amount equal to the value of his leased vehicle and will receive recompense for any excise taxes imposed and a “gross up” payment based on projected federal, state and local income taxes payable by him due to his receipt of these change of control payments. These change of control provisions are substantially the same as the provisions in Mr. Fanning’s existing agreement, except as modified to comport with Section 409A of the Internal Revenue Code and regulations proposed thereunder.

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

ITEM 6.  EXHIBITS.

4.1
Third Supplemental Indenture dated as of June 30, 2006 between COMFORCE Corporation and Wilmington Trust Company, as trustee, to Indenture dated as of November 26, 1997, as amended (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K filed August 18, 2006 and incorporated herein by reference).

4.2
Fourth Supplemental Indenture dated as of August 16, 2006 between COMFORCE Operating, Inc. and Wilmington Trust Company, as trustee, to Indenture dated as of November 26, 1997, as supplemented (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K filed August 18, 2006 and incorporated herein by reference).

10.1
Amendment No. 6 to Revolving Credit and Security Agreement dated as of July 12, 2006 among the Company and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K filed July 18, 2006 and incorporated herein by reference).

10.2
Amendment to the Company’s 2002 Stock Option Plan adopted at the Company’s 2006 annual meeting of stockholders held June 7, 2006 (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2006 and incorporated herein by reference).

10.3	Restated Deferred Compensation Plan approved as of November 1, 2006.

10.4	Restated Deferred Vacation Plan approved as of November 1, 2006.

31.1	Rule 13a-14(a) certification of chief executive officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) certification of chief financial officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of chief executive officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of chief financial officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMFORCE Corporation

/s/ Harry V. Maccarrone
Harry V. Maccarrone
Executive Vice President and Chief Financial Officer
Date: November 2, 2006