Form 10-K
period 2006-12-31
COMFORCE CORP
filed 2007-03-30
CIK 6814

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $27,967,457.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At March 19, 2007, there were 17,385,546 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s proxy statement to be filed by April 30, 2007 are incorporated herein by reference in Items 10, 11, 12, 13 and 14.

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

Through a national network of 35 offices (26 company-owned and 9 licensed), the Company provides human capital management and outsourcing services, and recruits and places highly skilled contingent personnel and financing services for a broad customer base. The Company’s labor force consists primarily of computer programmers, systems consultants, analysts, engineers, technicians, scientists, researchers, healthcare professionals and skilled office support personnel.

Services

We provide outsourcing services, including web-enabled solutions, for the effective procurement, tracking and engagement of contingent or non-employee labor, as well as a wide range of staffing, consulting and financial services. The extensive proprietary database used by the Company coupled with its national reach enable it to draw from a wealth of resources to link highly trained healthcare professionals, computer technicians, engineers and other professionals, as well as clerical personnel, with businesses that need highly skilled labor. Management has designed the Company’s services to give its customers maximum flexibility and maximum choice, including by making its professionals available for engagement on a short-term or long-term basis. The Company’s services permit businesses to increase the volume of their work without increasing fixed overhead costs.

Results are reported by the Company through three operating segments — Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services. The Human Capital Management Services segment provides consulting services for managing the contingent workforce through its PrO UnlimitedSM subsidiary. The Staff Augmentation segment provides healthcare support, including RightSourcing® Vendor Management Services, technical, information technology (IT), telecommunications and other staffing services. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies. A description of the types of services provided by each segment follows. See note 16 to the Company’s consolidated financial statements for a presentation of segment results.

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

Rather than competing with traditional staffing firms, PrO acts as a vendor-neutral facilitator, enabling clients to draw on a larger pool of vendors to fill job orders and allowing them to negotiate with multiple staffing suppliers to quickly find qualified personnel at favorable price levels. In contrast to traditional staffing services providers, which recruit and recommend candidates for contingent positions, PrO’s focus is on helping clients manage their diverse relationships with multiple staffing vendors efficiently and cost-effectively by consolidating billing, monitoring vendor performance, coordinating staffing programs and generating a broad range of customized management reports and proprietary Total Quality Management reviews. In addition, PrO offers payrolling services and compliance advisory services.

As many companies continue to face pressure to contain labor costs and manage headcount numbers, the use of contingent staffing as an alternative to more costly long-term employment has expanded substantially. At the same time, large organizations have increasingly come to rely on outsourced human capital management services as they seek to improve the efficiency of their staffing procurement and management processes and enhance the quality and productivity of their contingent workforces. Management believes that the number of companies utilizing contingent labor will continue to grow as companies work to more effectively manage their cost structures, better position themselves to weather business downturns, and maintain streamlined “just-in-time” labor pools.

While PrO focuses on selling its services primarily to Fortune 1000 companies, management believes PrO’s contingent workforce management services are designed for a cross-section of large employers headquartered in the United States. In most cases PrO Unlimited provides services on-site at their client’s premises. The Company currently provides these services throughout North America as well as in certain locations in Europe and Asia, on behalf of these United States-based employers. PrO’s typical client is a Fortune 1000 or other large company that relies upon highly skilled contingent labor to meet important elements of its staffing needs. PrO currently provides the following primary service offerings for its clients:

•

Professional Payrolling Services – provides employer-of-record payrolling services for contingent workers sourced internally by its clients. For these companies, PrO employs the workers, pays unemployment taxes and workers compensation insurance premiums, and provides other benefits including health insurance to its eligible employees. These workers may include former independent contractors, returning retirees or other mission-critical workers internally sourced for contingent work. The Company’s extensive compliance expertise helps clients avoid potential litigation and other co-employment issues associated with this workforce.

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

Staff Augmentation Segment

RightSourcing Vendor Management Services

The Company’s RightSourcing Vendor Management Services program offers cost savings and process improvement to its clients by managing all aspects of their supplemental staffing services program including management of all staffing vendors, order process, invoice approval, billing and invoice consolidation, data capture and analysis along with monitoring certifications and compliance issues. Although we were initially focused on the healthcare field in developing our RightSourcing Vendor Management Services program, the tools it provides are not limited to the healthcare field, or any other particular business sector, and the Company has broadened its sales efforts to attract customers in a wide range of commercial and business endeavors.

The RightSourcing Vendor Management Services program allows the Company to place its own employees with the customers it services. To date, the Company has limited itself in large part to placing healthcare support personnel in the hospitals that it services, as described below under “—Healthcare Support Services.” However, the Company intends to expand its services beyond the healthcare sector.

Healthcare Support Services

The Company has identified the healthcare support services market as a source of significant growth potential. The Company’s RightSourcing Vendor Management Services program, described above, has also been focused in the healthcare sector. In this sector, both in conjunction with the RightSourcing program and independent of it, the Company provides clinical skills including nurses and other allied health professionals. In addition, the Company also provides specialty medical office support personnel including credentialed coders for the processing of medical reimbursement claims and other personnel in support of insurance claims processing, billing, medical record keeping and utilization review/case management professionals.

The Company’s customers in this area include hospitals, medical offices, multi-physician practices and other healthcare providers, medical billing companies and insurance companies.

Information Technology (IT)

In the IT field, the Company provides highly skilled software developers, technical support personnel, systems consultants and analysts, software engineers, technical writers and architects and project managers for a wide range of technical assignments, including client server, mainframe, desktop and help desk services, and Internet/Intranet projects. The Company hires the workers it makes available to its customers, in most cases through its recruitment process, and performs all of the obligations of an employer, including processing payrolls, withholding taxes and offering benefits. Additionally, the Company provides and manages bundled teams of technical personnel to clients as a hybrid answer to IT project outsourcing. Using the bundled staffing approach, the Company delivers the managed human capital as needed while the client maintains overall IT project direction and responsibility.

The Company’s IT customers operate in diverse industry sectors which include Fortune 500 companies.

Technical, Engineering and Governmental Services

The Company provides technical and engineering services through its Technical Services division to a diverse client base including both governmental and commercial accounts. It provides highly skilled technical and professional personnel specializing in such areas as public health, environmental safety, avionics and aerospace, national energy laboratories, petrochemical, civil engineering, electronics, and many other fields. The Company’s government services requires the deployment of both United States employees and foreign national employees to approximately 35 countries worldwide. The Technical Services division also provides its clients with draft/design services, technical writers and skilled technicians, in addition to quality control and assurance personnel in manufacturing environments.

The Company’s technical and engineering customers include major private sector commercial and military aerospace companies, federal research facilities and other federal agencies.

Telecom

The Company’s telecom operations consist of providing professional and skilled telecom personnel to plan, design, engineer, furnish, install and maintain wireless, wire line and microwave equipment (known as EF&I services). Its customer base includes major carriers and wireless companies. COMFORCE Telecom is TL 9000-registered and ISO-certified. Some of the Company’s niche telecom operations were sold in 2004. See “Discontinued Operations” in this Item 1, below.

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

Financial Outsourcing Services Segment

The Company provides funding and back office support services to independent consulting and staffing companies. The Company’s back office services include payroll processing, billing and funding, preparation of various management reports and analysis, payment of all payroll-related taxes and preparation and filing of quarterly and annual payroll tax returns for the contingent personnel employed and placed by independently owned and operated staffing and consulting firms for which the Company earns a fixed fee. Personnel placed by such independent staffing and consulting firms remain employees of such firms. In providing payroll funding services, the Company purchases the accounts receivable of independent staffing firms and receives payments directly from the firms’ clients. The Company monitors the collection of all receivables related to its financial outsourcing clients; however, the amount of any accounts receivable that are not collected within a specified period after billing is charged back by the Company to its financial outsourcing clients.

Discontinued Operations

Effective as of March 1, 2004, COMFORCE sold an 80% interest in two telecom subsidiaries in the Staff Augmentation segment and sold its remaining 20% minority interest in these companies by June 29, 2004. These subsidiaries operated in the customer premise equipment services niche of the telecom sector, a niche that was outside of the Company’s core competency in telecom. The buyer, Spears Holding Company, Inc. (“Spears”), is controlled by an individual who was one of the principals of these companies when they were sold to COMFORCE in 1998. As consideration, the Company received cash of $2.4 million, (received from March through June 2004), and five-year notes. These long term notes in the total principal amount of $3.7 million were valued at $1.4 million by an independent valuation firm. All cash proceeds received by the Company from this sale were used to pay down bank debt. The Company did not recognize a gain on this transaction until the cash payments (including payments under the notes) it received exceeded its investment in the business sold. Spears defaulted on its obligations to us beginning in the third quarter of 2005, and we filed a lawsuit against Spears in January 2006 after the expiration of the 180-day standstill period under an agreement we had entered into with Spears’ senior lender. The parties have been engaged in a court-ordered mediation process that has not resulted in a resolution of the matter. See note 19 of our consolidated financial statements.

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

Customers

The Company provides staffing, consulting and outsourcing services to a broad range of customers, including investment banking firms, computer software and hardware manufacturers, the automotive industry, government agencies, aerospace and avionics firms, utilities, national laboratories, biotech companies, insurance companies, pharmaceutical companies, cosmetics companies, healthcare facilities, educational institutions and accounting firms. Services to Fortune 1000 companies represent a majority of the Company’s revenues.

The Company generally contracts with its Staff Augmentation customers to provide that the Company will have the first opportunity to supply the personnel required by that customer. Other staffing companies not under contract with the customer are then offered the opportunity to supply personnel only if the Company is unable to meet the customer’s requirements.

The Company generally invoices its customers weekly, bi-weekly or monthly. The Company typically enters into longer term contracts with its customers. These contracts customarily allow either party to terminate upon a 30-day or other short advance written notice.

During the fiscal year ended December 31, 2006, no customer accounted for 10% or more of the Company’s revenues. The largest four customers of the Company, in the aggregate, accounted for approximately 25.3% of the Company’s 2006 revenues.

Sales and Marketing

The Company services its customers through a network of 26 company-owned and 9 licensed offices located in 15 states across the United States and its corporate headquarters located in Woodbury, New York. In addition, in many instances, the Company’s non-billable (staff) employees work on-site at its customers’ facilities. The Company’s sales and marketing strategy is focused on expanding its business with existing customers through cross-selling and by establishing relationships with new customers. The Company solicits customers through personal sales presentations, telephone marketing, direct mail solicitation, referrals from customers, and advertising in a variety of local and national media including magazines, newspapers, trade publications and through the Company’s website (www.comforce.com or prounlimited.com).

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

In the Staff Augmentation segment, our sales and marketing efforts are generally conducted on a local or regional basis. Our Sales and Resource Managers, Client Service Coordinators and Regional Account Managers are responsible for maintaining contact with existing clients, maximizing the number of requisitions that we will have the opportunity to fill, and then working with the recruiting staff to offer the client the candidates that best fit the clients’ specifications. New account targets are chosen by assessing: (1) the need for contract labor with skill sets provided by the Company; (2) the appropriateness of the Company’s niche products to the client’s needs; (3) the potential growth and profitability of the account; and (4) the creditworthiness of the client. While the Company’s corporate office assists in the selection of target accounts, the majority of account selection and marketing occurs locally. Although the Company continues to market to its Fortune 1000 client base, it also places a significant marketing focus on faster-growing middle-market companies, governmental agencies and large not-for-profit institutions such as hospitals and research facilities.

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

Some customers seek out the Company’s extensive back office and payrolling capabilities, or elect for strategic reasons to outsource functions, without utilizing the Company’s recruitment capabilities. Although these contingent workers are sourced internally by the Company’s clients, they are nonetheless employees of the Company.

Information Systems

The Company uses the Pure Internet Architecture of PeopleSoft® 8.8 for its back office Human Resource Management System, Financial Reporting and Employee Self Service application software. Utilizing the web-enabled PeopleSoft architecture has enabled the company to consolidate its back office operations, improve business processes, improve efficiency and productivity and enhance customer relationships.

The Company uses WebPAS® front-office staffing software, a web-based software solution designed specifically for the staffing and recruiting industry. WebPAS combines candidate resumes and client management into one fully relational and centralized database. This software has enabled us to automate and streamline the workflow of the sales, recruiting, staffing and placement process. The Company also uses the software of third party vendors in its RightSourcing Vendor Management Services program. Separately, the Company’s PrO Unlimited subsidiary has internally developed and maintains its proprietary web-enabled WAND® system, which provides an end-to-end solution for the engagement, management and tracking of the contingent workforce. See “Human Capital Management Services Segment” in this Item 1. The Company is in the process of upgrading its WAND system to incorporate recent advances in technology and to enhance the functionality of the system to enable PrO to continue to be a leader in contingent workforce management. The WAND application upgrade is being designed using a multi-tier architecture approach. This approach separates the application into presentation, middle, service, reporting, integration and data layers. In addition to the flexible design approach, the new application will also take advantage of a variety of industry leading edge technologies such as Oracle 10g, Oracle RAC, Informatica, LogiXML, Java, JavaScript and Hibernate.

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

In the Human Capital Management Services segment, PrO acts as a vendor-neutral facilitator, utilizing its proprietary WAND system to coordinate a customer’s multiple staffing relationships, including billing, monitoring vendor performance and generating management reports. PrO faces heightened competition from other solutions companies purporting to offer similar advantages utilizing widely-available software programs. Management believes that to compete in this segment, the Company must not only regularly upgrade its WAND system but provide experienced personnel to manage the process.

In the Staff Augmentation segment, as the unemployment rates decline, availability and quality of candidates become the principal elements of competition. The availability of quality contingent personnel is an especially important facet of competition in many cases. The Company believes its ability to compete also depends in part on a number of competitive factors outside its control, including the economic climate generally and in particular industries served by the Company, the ability of its competitors to hire, retain and motivate skilled personnel and the extent of its competitors’ responsiveness to customer needs.

Employees

The Company currently employs approximately 560 full-time staff employees at its headquarters and company-owned offices. The Company issued approximately 19,000 W-2s to its employees who provided services to its customers during 2006, not including W-2s issued as part of the Financial Outsourcing Services segment back office services provided by the Company to its customers. In addition to employees on assignment, the Company maintains a proprietary database of prospective employees with expertise in the disciplines served by the Company. Billable employees are employed by the Company on an as-needed basis, dependent on customer demand and are paid only for time they actually work (plus any accrued vacation time, if applicable). Non-billable administrative personnel provide management, sales and marketing, back office and other services in support of the Company’s services in all of its segments.

Licensed Offices

The Company has granted seven licensees the right to operate a total of nine licensed offices. The most recent license for a new office was granted in July 1992, and the Company does not presently expect to grant more licenses. Licensees recruit contingent personnel and promote their services to both existing and new clients obtained through the licensees’ marketing efforts. However, the Company is involved in the determination of the terms under which services are to be offered to its customers, and, with the exception of a single licensee, the Company is the employer of all of the workers placed through these arrangements. As the primary obligor, the Company is fully responsible for the payment of the employees. The Company submits all bills directly to the customers and they are required to remit their payments for services performed directly to the Company. The Company has the ability to refuse to perform services solicited by the licensee that it does not believe are within the normal scope of its capabilities, or for other reasons if it does not believe the services to be performed comport with the Company’s objectives. The Company and the licensee office bear joint responsibility for collecting the receivables from the customers and jointly bear the risk of loss for uncollected receivables. The licensee earns a variable percentage of the ultimate gross profit based upon the type of services rendered.

Regulations

Contingent staffing and consulting services firms are generally subject to one or more of the following types of government regulations: (1) registration of the employer/employees; (2) licensing, record keeping and recording requirements; and (3) substantive limitations on operations. We are governed by laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination and workers compensation in the United States and in the foreign countries in which we have employment activities, and, in the case of our government contracts, we are further subject to Federal Acquisition Regulations (FAR). In some instances, the Company’s licensees are deemed to be franchisees, and the arrangements the Company enters into with them are subject to regulation, both by the Federal Trade Commission and a number of states. In addition, in the healthcare support sector, the Company is subject to extensive federal and state laws and regulations, as well as the regulations of various public and private healthcare organizations and authorities.

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

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. Global, national and economic uncertainties, as well as unfavorable local and regional economic conditions in some markets in the United States and abroad, may cause our clients or prospective clients to defer hiring contingent workers or reduce spending on the Human Capital Management Services and staffing that we provide. As a result, we may experience a reduction in the growth of new business as well as a reduction in existing business, which may reduce our revenues and gross profit. In addition, reduced demand for our services could increase price competition. If, as a result of adverse economic conditions, one or more of our clients enter bankruptcy or liquidate their operations, our revenues and accounts receivable could be adversely affected.

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

The Company may incur substantial additional costs related to compliance with the provisions of the Sarbanes-Oxley Act. These additional costs relate to higher documentary and administrative costs and consulting, audit and legal fees we will incur, as well as for the cost of the audit of our internal controls that will be required for the 2008 fiscal year.

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

Unexpected costs or delays in client purchases of our services could make our client engagements less profitable than anticipated. When making proposals for engagements, we estimate the costs and potential revenue associated with those engagements when determining the pricing. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could reduce our profit margin. For example, our clients may not fully cooperate with us so as to enable us to implement our services in a cost-effective manner, or the nature of future engagements may require that we incur significant costs in preparation of the engagement before we generate revenues under the terms of the engagement. Our agreements with our clients, as well as competition in our target markets, may prevent us from passing these increased costs on to our clients.

We face significant employment liability risk.

We employ and place people in the workplaces of other businesses. An inherent risk of such activity includes possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, employment of illegal aliens, theft of client property, other criminal activity, torts or other claims. Our contracts with our clients often require that we indemnify them against these kinds of losses. We have policies and guidelines in place to reduce our exposure to such risks. However, failure of any employee or personnel to follow these policies and guidelines may result in: negative publicity; injunctive relief; the payment by us of monetary damages or fines; or other material adverse effects upon our business. Moreover, we could be held responsible for the actions at a workplace of persons not under our immediate control.

To reduce our exposure, we maintain general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional/medical malpractice insurance, fiduciary insurance, and directors’ and officers’ liability insurance for domestic and foreign operations as management deems appropriate and prudent. However, due to the nature of our assignments, in particular, access to client information systems and confidential information, and the potential liability with respect thereto, we may not be able to obtain insurance coverage in amounts adequate to cover any such liability on acceptable terms. Our healthcare staffing services expose us to potential malpractice claims, a growing area of litigation. Furthermore, we are generally self-insured with respect to workers compensation claims, but maintain excess workers compensation coverage to limit our exposure for amounts over $4.5 million. We maintain reserves for uninsured risks and other potential liabilities, but we may be unable to accurately estimate our exposure. In addition, we face various other employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility. Any of these liabilities could have a material adverse effect on our business, operating results and financial condition.

We operate in a complex regulatory environment and failure to comply with applicable laws and regulations could adversely affect our business.

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

Because our services are provided throughout the United States and in foreign countries, we must perform our services in compliance with the complex legal and regulatory requirements of multiple jurisdictions. Some of these laws and regulations may be difficult to ascertain or interpret and may change over time. The addition of new services may subject us to additional laws and regulations from time to time. Violation of laws and regulations could subject us to fines and penalties or to legal liability, constitute a breach of our client contracts and impair our ability to do business in various jurisdictions or according to our established processes. If our reputation suffers as a result of any failure to comply with applicable laws, our ability to maintain our clients and increase our client base will be weakened.

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

Because the amount of business we do with large clients each month can be substantial, these clients owe us a significant portion of our total receivables at any one time. In the event one of those clients would enter bankruptcy or becomes unable to pay its obligations, we may be unable to collect from that client, and our bad debt expense and revenues could be adversely affected. In addition, with respect to our professional payrolling and staffing services, we pay for the services rendered by those personnel prior to collecting those amounts from our clients. Therefore, we are at risk for the entire amount of those wages in addition to our fees.

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

The indenture governing our 12% Senior Notes due December 1, 2010 (the “Senior Notes”) contains a number of significant restrictions and covenants that require, among other things, that:

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

Our inability to repay or refinance our Senior Notes or the PNC Credit Facility, both of which mature in 2010, would have a material adverse effect on our financial condition.

Our Senior Notes become due and payable on December 1, 2010. At March 4, 2007, there was $22.9 million principal amount of Senior Notes outstanding. Moreover, the PNC Credit Facility, under which we had $66.4 million in borrowings outstanding at March 4, 2007, matures on July 24, 2010. Unless we find a source of capital to repay or refinance these obligations, we will be unable to repay either the Senior Notes or the PNC Credit Facility at maturity, which would have a material adverse effect on our financial condition.

Shares eligible for future sale may cause the market price for our common stock to decline even if our business is doing well.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. A substantial number of shares of our common stock are held by persons other than “affiliates.” In addition, as of March 4, 2007, approximately 14.2 million shares of common stock or equivalent non-voting preferred shares are issuable to a trust in which John C. Fanning, our chairman and chief executive officer, holds the principal economic interest. Subject to some limitations on the holder’s rights, the Convertible Notes (which continue to accrue pay-in-kind interest), the Series 2003A Preferred Stock, the Series 2003B Preferred Stock and the Series 2004A Preferred Stock (which continue to cumulate dividends) are convertible into these common or non-voting shares at conversion prices ranging from $0.54 to $1.70, which could have a potentially depressing effect on the market price of the Company’s common stock.

We are bound by numerous restrictive financial and other covenants under the terms of our credit facility.

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

In accordance with generally accepted accounting principles, we are required to review our goodwill for impairment at least annually. Our goodwill was $32.1 million at December 31, 2006. Significant assumptions used in this analysis include expected future revenue growth rates, operating margins and working capital levels, which are based on management’s expectation of future results. An unfavorable evaluation could cause us to write-off goodwill in future periods. We had write-offs of goodwill of $96.1 million, excluding $5.9 million relating to discontinued operations, in 2002 and 2003. Any future write-offs could have a material adverse impact on our financial condition and results of operations.

Adverse results of tax audits could result in significant cash expenditures or exposure to unforeseen liabilities.

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

The Company leases all of its office space. Excluding the Company’s headquarters, these leases are for office space ranging in size from small shared 1,000-square foot executive suites to facilities exceeding 10,000 square feet in size. The remaining terms under the Company’s leases range from less than six months to six years. The Company’s headquarters in Woodbury, New York occupies approximately 38,000 square feet of space in two facilities under separate leases that expire in 2010. In some instances our full-time staff employees work at the client’s site for which we do not incur any rental costs. The Company owns no real estate.

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

In July 2005, the Company’s subsidiary, COMFORCE Technical Services, Inc. (“CTS”) was served with an amended complaint in the suit titled Reyes V. East Bay Municipal Utility District, et al, filed in the Superior Court of California, Alameda County, in connection with a gas pipeline explosion in November 2004 that killed five workers and injured four others. As part of a construction project to lay a water transmission line, a backhoe operator employed by a construction contractor unaffiliated with CTS allegedly struck and breached a gas pipeline and an explosion occurred when leaking gas ignited. The complaint names various persons involved in the construction project as defendants, including CTS. The complaint alleges, among other things, that CTS was negligent in failing to properly mark the location of the pipeline. The complaint did not specify monetary damages.

CTS was subsequently named as defendant in 15 other lawsuits concerning this accident in the Superior Court of California which have been consolidated with the Reyes case in a single coordinated action styled as the Gas Pipeline Explosion Cases in the Superior Court of California, Contra Costa County. Two co-defendants brought cross-claims against CTS. In addition, a company that provided insurance coverage to a private home and property damaged by the explosion brought a subrogation action against CTS. CTS denies any culpability for this accident. Following an investigation of the accident, Cal-OSHA issued citations to four unrelated contractors on the project, but declined to issue any citations against CTS. Although Cal-OSHA did not issue a citation against CTS, it will not be determinative in the pending civil cases.

CTS requested that its insurance carriers defend it in these actions, and the carrier under the primary policy appointed counsel and has defended CTS in these actions. As of March 28, 2007, CTS has settled with 15 of the 19 plaintiffs, in each case within the limits of its primary policy, except as described below. With the most recent settlements, the limits under the primary policy are expected to be reached. The umbrella insurance carrier for CTS had previously denied the claims of CTS for coverage, claiming that the matter was within the policy exclusions. This carrier also initiated a declaratory action in Contra Costa County, California in which it asked the court to determine whether the claims against CTS were within the policy exclusions. In March 2007, CTS and this carrier reached a tentative settlement under which the carrier agreed to dismiss CTS from the declaratory action and defend and insure CTS in the remaining cases when the primary coverage limits have been reached, subject to an agreed upon contribution by CTS and the carrier’s reservation of rights to seek recovery against CTS for the claims of Mountain Cascade, Inc., a co-defendant not related to CTS that served as a contractor for East Bay Municipal Utility District. Management of CTS (and the Company) believes that any losses in respect of Mountain Cascade should be covered under the umbrella policy. However, the carrier has declined to release its reservation of rights as to this unresolved Mountain Cascade claim, and the amount that CTS will be required to contribute to any settlement of or judgment on the remaining plaintiffs’ cases is not determinable. Accordingly, management of CTS (and the Company) cannot estimate the amount of losses that CTS may ultimately incur in connection with these cases, other than to estimate that any losses will be less than $2.0 million. No assurance can be given that the costs to CTS to resolve all remaining claims will be within management’s estimates.

As described in note 19 of our consolidated financial statements and under “Discontinued Operations” in Item 1, the Company initiated a lawsuit against the purchaser of the Company’s niche telecom operations, and the parties are participating in a court-ordered mediation process. The Company is also a party to routine contract and employment-related litigation matters and routine audits of state and local tax returns arising in the ordinary course of its business. Except as described above, there are no other pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company. The Company expenses legal costs associated with contingencies when incurred. The Company maintains general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional/medical malpractice insurance, fiduciary insurance, and directors’ and officers’ liability insurance for domestic and foreign operations as management deems appropriate and prudent. The Company is generally self-insured with respect to workers compensation, but maintains excess workers compensation coverage to limit its maximum exposure to such claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price and Dividends

The Company’s Common Stock is traded on the American Stock Exchange (AMEX:CFS). The high and low sales prices for the Common Stock, as reported in the business news media, for the periods indicated, were as follows:

Fiscal Year	Quarter	High ($)	Low ($)
2006	First Quarter	3.30	1.95
	Second Quarter	3.12	2.39
	Third Quarter	2.93	2.17
	Fourth Quarter	2.80	2.00
2005	First Quarter	3.60	2.16
	Second Quarter	2.30	1.46
	Third Quarter	2.45	1.45
	Fourth Quarter	2.80	1.70

The closing price of the Common Stock of the Company on March 19, 2007 was $2.30. As of such date, there were approximately 3,900 stockholders of record and 11,301,384 shares of Common Stock held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant on March 19, 2007 was $25,993,184.

No dividends were declared or paid on the Common Stock during 2006. The terms of the Company’s debt obligations effectively prohibit its payment of dividends. In addition, until undeclared, cumulated dividends on its Series 2003A, 2003B and 2004A Preferred Stock ($2.9 million in the aggregate at December 31, 2006) are fully paid, no dividends are permitted to be paid on Common Stock. Accordingly, the Company does not anticipate that it will pay cash dividends on its Common Stock for the foreseeable future.

Equity Compensation Plan Information

The following table describes options and warrants issued as part of the Company’s equity compensation plans at the end of fiscal 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted–average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column).
Equity compensation plans approved by security holders (1)	2,388,200	$2.91	1,130,000
Equity compensation plans not approved by security holders (2)	169,000	7.55	—

Total	2,557,200	$3.22	1,130,000

(1)	At December 31, 2006, the Company had two equity compensation plans that had been approved by stockholders, the Long-Term Stock Investment Plan (the “1993 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). Securities shown as being issuable pursuant to outstanding options, warrants and rights in the first column represent option grants made under the 1993 Plan and the 2002 Plan. No options or other rights have been issuable under the 1993 Plan since December 31, 2002. Accordingly, the number of securities shown in the third column as being available for future issuance include only the shares of common stock remaining available for issuance under the 2002 Plan upon exercise of options or other rights that may be granted thereunder in future periods. At the Company’s 2006 annual meeting of stockholders, the stockholders approved the increase in the number of shares issuable under the 2002 Plan from 1,000,000 to 2,000,000.
(2)	Warrants issued as additional compensation to debtholders for extending credit to the Company.

Performance Information

Set forth below in tabular form is a comparison of the total stockholder return (annual change in share price plus dividends paid, assuming reinvestment of dividends when paid) assuming an investment of $100 on the starting date for the period shown for the Company, the Dow Jones US Total Market Index (formerly known as the Dow Jones US Equity Market Index, a broad equity market index which includes the stock of companies traded on the American Stock Exchange) and the Dow Jones US Business Support Services Index (formerly known as the Dow Jones US Industrial Services Index, an industry index which includes providers of staffing services).

No dividends were paid on the Company’s common stock during the period shown. The return shown is based on the percentage change from December 30, 2001 through December 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data of the Company as of and for each of the five fiscal years in the period ended December 31, 2006. The Company derived the statement of operations and balance sheet data as of and for each of the five fiscal years in the period ended December 31, 2006 from its audited historical consolidated financial statements (in thousands, except per share data).

	2006	2005	2004	2003	2002
Statement of Operations Data:
Net sales of services	$567,821	$539,841	$480,887	$369,982	$365,817
Costs and expenses:
Cost of services	478,927	460,581	408,850	308,840	300,333
Selling, general and administrative expenses	68,821	59,919	53,755	47,517	51,436
Goodwill impairment (1)	—	—	—	24,500	16,600
Depreciation and amortization	3,095	3,700	4,219	4,220	3,981

Total costs and expenses	550,843	524,200	466,824	385,077	372,350

Operating income (loss)	16,978	15,641	14,063	(15,095)	(6,533)

Other income (expense):
Interest expense	(9,369)	(10,744)	(12,338)	(13,931)	(16,007)
(Loss) gain on debt extinguishment (2)	(169)	(336)	1,999	9,582	—
Write-off of deferred financing costs	—	—	—	(431)	—
Other income, net	11	186	110	637	27

	(9,527)	(10,894)	(10,229)	(4,143)	(15,980)

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	7,451	4,747	3,834	(19,238)	(22,513)
Provision (benefit) for income taxes	3,373	(1,455)	2,058	571	(2,796)

Income (loss) from continuing operations before a cumulative effect of a change in accounting principle	4,078	6,202	1,776	(19,809)	(19,717)
Income (loss) from discontinued operations, net of income taxes (3)	—	70	(20)	(3,427)	(1,530)
Cumulative effect of a change in accounting principle—goodwill impairment, net of income tax benefit of $2,200 (4)	—	—	—	—	(52,800)

Net income (loss)	$4,078	$6,272	$1,756	$(23,236)	$(74,047)
Dividends on preferred stock	1,005	1,005	530	672	—

Net income (loss) available to common stockholders	$3,073	$5,267	$1,226	$(23,908)	$(74,047)

Diluted income (loss) per share:
Income (loss) available to common stockholders before a cumulative effect of a change in accounting principle	$0.13	$0.21	$0.07	$(1.44)	$(1.28)
Cumulative effect of a change in accounting principle	—	—	—	—	(3.17)

Net income (loss) available to common stockholders	$0.13	$0.21	$0.07	$(1.44)	$(4.45)

Balance Sheet data:
Working capital	$32,345	$43,163	$46,018	$44,577	$47,386
Trade receivables, net	127,249	118,916	92,144	76,104	73,609
Goodwill	32,073	32,073	32,073	32,242	60,242
Total assets	175,138	173,978	154,649	134,313	162,864
Total debt, including current maturities	89,770	105,792	117,227	127,960	142,779
Stockholders’ deficit	(18,715)	(23,031)	(29,835)	(38,624)	(21,241)

(1)	The Company recorded a goodwill impairment charge of $16.6 million during the fourth quarter of 2002 and $24.5 million during the third quarter of 2003, in each case as a charge against operating income in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).
(2)	During 2003, the Company repurchased Senior Notes and 15% Senior Secured PIK Debentures due 2009 (the “PIK Debentures”). As a result of these transactions, the Company recognized a gain on debt extinguishment of $9.6 million, net of approximately $319,000 of deferred financing costs. During 2004, the Company repurchased Senior Notes, and, as a result of these repurchases, the Company recognized a gain on debt extinguishment of $2.0 million, net of $280,000 of deferred financing costs. During 2005, the Company repurchased Senior Notes, and, as a result of these repurchases, the Company recognized a loss on debt extinguishment of $336,000, net of $178,000 of deferred financing costs. During 2006, the Company repurchased and redeemed Senior Notes, and, as a result of these repurchases and redemptions, the Company recognized a loss on debt extinguishment of $169,000, net of $128,000 of deferred financing costs. See “Financial Condition, Liquidity and Capital Resources” in Item 7.
(3)	Effective March 1, 2004, the Company sold its interest in two telecom subsidiaries in the Staff Augmentation segment. In accordance with SFAS 144, the results of operations from the sale of this telecom operation have been reclassified as discontinued operations. In addition, the goodwill impairment charges associated with this telecom operation has also been reclassified as discontinued operations ($2.4 million in 2002 and $3.5 million in 2003).
(4)	The Company recorded a goodwill impairment charge of $52.8 million, net of tax, as a cumulative effect of a change in accounting principle during the first quarter of 2002 in accordance with the provisions of SFAS 142.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below supplements the information found in the audited consolidated financial statements and related notes of COMFORCE Corporation (“COMFORCE”) and its wholly-owned subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”).

Overview and Recent Developments

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employment related expenses for its employees, including workers compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company offers health, dental, 401(k), disability and life insurance to its eligible employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, resulting in significant outstanding receivables. To the extent the Company grows, these receivables will increase and there will be greater need for borrowing availability under the PNC Credit Facility. At March 4, 2007, the Company had outstanding $66.4 million principal amount under the PNC Credit Facility with remaining availability of $18.3 million, as defined in the loan agreement, to fund operations.

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

As previously reported, one of the Company’s Staff Augmentation customers is auditing the invoices made under the contract with the Company for the years 2003 to 2006. Management does not believe any adjustment to the Company’s fees under this contract is warranted.

The Company’s fiscal year consists of the 52 or 53 weeks ending on the last Sunday in December. The Company’s most recently completed fiscal year ended on December 31, 2006. Fiscal year 2006 contained 53 weeks and fiscal years 2005 and 2004 each contained 52 weeks.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance against deferred tax assets for which realization of the asset is not considered more-likely-than-not.

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

The Company provides for income taxes on a quarterly basis based upon an estimated annual effective tax rate. In determining this rate, management estimates taxable income for each of the jurisdictions where the Company operates, as well as the tax rate that will be in effect for each state and foreign country. To the extent these estimates change during the year, or that actual results differ from these estimates, the estimated annual tax rate may change between quarterly periods and may differ from the actual effective tax rate for the year.

Goodwill Impairment

The Company is required to test goodwill for impairment in accordance with the provisions of SFAS 142 as of the end of each fiscal year or earlier during each fiscal year as circumstances require. In connection with these goodwill tests, the Company engages an independent valuation firm to assist management in the determination of the fair values of its reporting units (as defined by SFAS 142). In its determination of the fair values, the firm engaged by the Company primarily utilizes a discounted cash flow analysis as well as various other valuation approaches, including (i) capitalization multiples of companies with investment characteristics resembling those of the reporting units, (ii) the enterprise value of the Company, and (iii) asset and liability structure.

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

Share-based Payment

With our adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”), effective December 26, 2005, we are required to record the fair value of share-based payment awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield. Expected volatilities are based on historical volatility of our shares using daily price observations over a period consistent with the expected life. We use the safe harbor guidance in SAB 107 to estimate the expected life of options granted during fiscal 2006. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods similar to the expected life. While the risk-free interest rate and dividend yield are less subjective assumptions that, typically, are based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

Results of Operations

Fiscal Year Ended December 31, 2006 compared to December 25, 2005

Net sales of services for the year ended December 31, 2006 were $567.8 million, which represents a 5.2% increase from the $539.8 million in net sales of services recorded for the year ended December 25, 2005. Net sales of services in the Human Capital Management Services segment increased by $26.2 million, or 8.4%, due to an increase in services provided principally to existing clients. Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary. In the Staff Augmentation segment, the increase of $2.6 million, or 1.2%, is principally attributable to services provided to information technology and healthcare customers, partially offset by a reduction in services provided to telecom and technical services customers. The reduction in technical services provided by the Company was principally attributable to a significant reduction in domestic services provided under government-related subcontracts and a reduction in the services provided to other technical service customers. In addition, net sales of services in the telecom sector were lower due to a reduction in demand from our largest telecom client. Sales of services were lower by $896,000, or 19.2%, in the Financial Outsourcing Services segment, principally due to a reduction in the number of customers we service. Our revenues were favorably impacted by additional business days during fiscal 2006.

Cost of services for the year ended December 31, 2006 was 84.3% of net sales of services as compared to cost of services of 85.3% of net sales of services for the year ended December 25, 2005. The cost of services as a percentage of net sales for fiscal 2006 decreased from the year ago period principally due to higher gross margins as a result of increased consultant consolidation services provided by the Human Capital Management Services segment, higher margins for healthcare support services in the Staff Augmentation segment and favorable workers compensation claims experience, partially offset by lower gross margins for telecom and information technology services.

Selling, general and administrative expenses as a percentage of net sales of services were 12.1% for the year ended December 31, 2006, compared to 11.1% for the year ended December 25, 2005. The $8.9 million increase in selling, general and administrative expenses is primarily due to higher personnel costs incurred to support the increase in consultant consolidation services provided in the Human Capital Management Services segment discussed above and an increase of corporate expenses associated with personnel costs and professional fees.

Operating income for the year ended December 31, 2006 was $17.0 million, or 3.0% of net sales, as compared to operating income of $15.6 million, or 2.9% of net sales, for the year ended December 25, 2005. The Company’s higher operating income for fiscal 2006 is principally due to an increase in net sales of services and gross margins in the Human Capital Management Services segment, partially offset by an increase in selling, general, and administrative expenses discussed above.

The Company’s interest expense for the year ended December 31, 2006 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $9.4 million for fiscal 2006 was lower as compared to the interest expense of $10.7 million for fiscal 2005. This reduction was principally due to the repurchase of $18.1 million of Senior Notes in fiscal 2005 and the repurchase and redemption of $23.4 million of Senior Notes in fiscal 2006. These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average interest rates and borrowings in fiscal 2006. The Company also expects interest expense reductions in future periods due to the 2006 redemption and repurchase of its Senior Notes. See note 8 to our consolidated financial statements.

The income tax provision for the year ended December 31, 2006 was $3.4 million (a rate of 45.3%) on income before income taxes of $7.5 million. For the year ended December 25, 2005, the income tax benefit of $1.5 million included a tax benefit of $4.3 million from the resolution of certain federal and state income tax contingencies. The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for the respective periods relates primarily to state income taxes and a disallowance for non-deductible expenses and adjustments to tax contingencies. See note 7 to our consolidated financial statements.

In accordance with SFAS 144, the results of operations from the sale of the Company’s niche telecom operations (as described in note 19 to our consolidated financial statements) have been recorded as discontinued operations. The net income from discontinued operations was $70,000 for the year ended December 25, 2005, which represented the gain from the sale of discontinued operations for the excess of the cash received from the sale through December 25, 2005 over the carrying value of the net assets sold, offset by legal fees.

Fiscal Year Ended December 25, 2005 compared to Fiscal Year Ended December 26, 2004

Net sales of services for the year ended December 25, 2005 were $539.8 million, which represents a 12.3% increase from the $480.9 million in net sales of services recorded for the year ended December 26, 2004. Net sales of services in the Human Capital Management Services segment increased by $41.4 million or 15.3%, due to an increase in services provided to existing clients. Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary. In the Staff Augmentation segment, the increase of $20.1 million, or 9.9%, is principally attributable to services provided to information technology, telecom and healthcare support customers. Sales of services were lower by $2.5 million, or 34.9% in the Financial Outsourcing Services segment, principally due to a reduction in the number of customers we service.

Cost of services for the year ended December 25, 2005 was 85.3% of net sales of services as compared to cost of services of 85.0% of net sales of services for the year ended December 26, 2004. The cost of services as a percentage of net sales for fiscal 2005 increased slightly from fiscal 2004 principally as a result of higher growth in Human Capital Management Services which have a higher cost of services as a percentage of net sales of services and a reduction in the number of clients serviced under the Financial Outsourcing Services segment, partially offset by favorable workers compensation claims experience.

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

The Company’s interest expense for the year ended December 25, 2005 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $10.7 million for fiscal 2005 was lower as compared to the interest expense of $12.3 million for 2004. This reduction was principally due to the exchange and repurchase of $6.7 million of Convertible Notes and $18.1 million of Senior Notes during 2004, and the repurchase of $18.1 million of Senior Notes in fiscal 2005. These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average outstanding balances and interest rates in fiscal 2005. See note 8 to our consolidated financial statements.

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

For the year ended December 25, 2005, the income tax benefit of $1.5 million included a tax benefit of $4.3 million from the resolution of certain federal and state income tax contingencies. The income tax provision for fiscal 2004 was $2.1 million (a rate of 53.7%) on income from continuing operations before income taxes of $3.8 million. The difference between income taxes at the federal statutory income tax rate, and the Company’s tax provision relates primarily to state income taxes and a disallowance for non-deductible expenses as well as the favorable impact attributable to the resolution of certain tax contingencies. See note 7 to our consolidated financial statements.

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

Off-Balance Sheet and Contractual Obligations: During the year ended December 31, 2006, the Company had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below. The following table represents contractual commitments associated with operating lease agreements, employment agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2007	2008	2009	2010	Thereafter
Operating Leases	$2,614	$2,189	$1,923	$978	$696
Employment Agreements	881	946	—	—	—
PNC Credit Facility* - principal repayments	—	—	—	65,360	—
Senior Notes* - principal repayments	—	—	—	22,890	—
Convertible Note* - principal repayments	—	—	1,520	—	—

Total	$3,495	$3,135	$3,443	$89,228	$696

*	See note 8 to our consolidated financial statements.

COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, are parties to the $110.0 million PNC Credit Facility with PNC, as a lender and administrative agent, and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions. The Company entered into the PNC Credit Facility in June 2003 and it has been subject to six amendments, most recently in July 2006. See the discussion under “Revolving Line of Credit” in note 8 to the Company’s consolidated financial statements for a discussion of the July 2006 amendments to the Credit Facility.

The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The PNC Credit Facility contains various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The maturity date of the PNC Credit Facility is July 24, 2010. The Company was in compliance with all financial covenants under the PNC Credit Facility at December 31, 2006.

The Company also had standby letters of credit outstanding under the PNC Credit Facility at December 31, 2006 in the aggregate amount of $5.1 million.

During the year ended December 31, 2006, the Company’s primary sources of funds were $14.8 million of cash provided by operating activities due to the profitability of the Company and changes in working capital primarily related to consultant consolidation services under the Human Capital Management Services segment. Cash and cash equivalents decreased $4.6 million during 2006.

At December 31, 2006, the Company had outstanding $65.4 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 7.25% per annum. At such date, the Company had remaining availability of $20.4 million, as defined in the agreement, under the PNC Credit Facility.

At December 31, 2006, the Company also had outstanding (i) $22.9 million principal amount of Senior Notes bearing interest at 12% per annum and (ii) $1.5 million principal amount of Convertible Notes bearing interest at 8% per annum.

As described in note 8 to our consolidated financial statements, in the third quarter of 2006, the Company amended the Indenture to, among other things, extend the maturity date of the Senior Notes to December 1, 2010 and redeemed $21.4 million of its Senior Notes. The Company has made significant progress in improving its capital structure through the elimination of long-term debt through the purchase, redemption or exchange of Senior Notes, Convertible Notes and other instruments. During fiscal 2006, the Company repurchased or redeemed $23.4 million principal amount of Senior Notes in the aggregate, including this redemption of $21.4 million of its Senior Notes. Since June 2000, the Company has reduced its public debt from $138.8 million to $22.9 million and its total long-term debt from $195.3 million to $89.8 million during the same period. The Company has reduced its annualized interest expense by borrowing at the lower rates available under the PNC Credit Facility to effectuate the repurchase or redemption of long-term debt and by exchanging preferred stock and lower interest rate Convertible Notes for public debt.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI. Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE. The Indenture imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the Indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the Indenture, the most significant component of which is based upon 50% of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision. In calculating net income for this purpose, under the terms of the Indenture, the Company must apply generally accepted accounting principles as in effect at the time the Indenture was entered into in 1997. Principally as a result of distributions made, and losses incurred by COI in prior years, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the Indenture until COI generates additional net income of approximately $9.1 million. However, COMFORCE has approximately $2.0 million available at December 31, 2006 from proceeds it has generated from the sale of stock, principally upon the exercise of options and warrants. This $2.0 million may be used by COMFORCE to pay interest and principal on the Convertible Notes or for other business purposes.

The Company’s Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at December 31, 2006 there were cumulated, unpaid and undeclared dividends of $1.8 million on the Series 2003A Preferred Stock, $125,000 on the Series 2003B Preferred Stock and $1.0 million on the Series 2004A Preferred Stock. If such dividends and underlying instruments were converted to voting or non-voting common stock, the aggregate amount would equal 13.3 million shares.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC

Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next 12 months. The Company was in compliance with all financial covenants under the PNC Credit Facility at December 31, 2006 and expects to remain in compliance for the next 12 months. If additional funding is required for capital expenditures in 2007, we intend to make a request for needed funds under the PNC Credit Facility.

The Company is currently undergoing audits for certain state and local tax returns. The results of these audits are not expected to have a material effect upon the results of operations.

Impact of Recently Issued Accounting Standards

In December 2006, the Company adopted the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current year Financial Statements (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company has changed its method of quantifying errors in accordance with SAB 108 and recorded a reduction in retained earnings of $136,000. See note 5 to the Company’s consolidated financial statements for further discussion.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN No. 48 may be recognized, or continue to be recognized, upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 shall be reported as an adjustment to the opening balance of retained earnings for the year of adoption. FIN No. 48 is effective for the Company beginning in fiscal year 2007. The Company is in the process of assessing the effect FIN No. 48 may have on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of this issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of EITF 06-3 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, that the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value. A company must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

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

•

potential losses relating to the placement of our employees in other workplaces, including our employees’ misuse of customer proprietary information, misappropriation of funds, discrimination, harassment, theft of property, accidents, torts or other claims;

•	our inability to successfully develop new services or enhance our existing services as the markets in which we compete grow more competitive;

•	unfavorable development in our business may result in the necessity of writing off goodwill in future periods;

•

as a result of covenants and restrictions in the agreements governing the Senior Notes, the PNC Credit Facility or any future debt instruments, our inability to use available cash in the manner management believes will maximize stockholder value; or

•	any of the other factors described under “Risk Factors” in Item 1A of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A portion of the Company’s borrowings are fixed rate obligations, including $22.9 million principal amount of Senior Notes bearing interest at a fixed rate of 12% per annum, and $1.5 million principal amount of Convertible Notes bearing interest at a fixed rate of 8% per annum. The estimated fair value of these debt obligations at December 31, 2006 was $22.9 million for the Senior Notes, and $2.1 million for the Convertible Notes. Management of the Company does not believe that a 10% increase in interest rates would have a material impact on the fair value of these fixed rate obligations. Borrowings under the PNC Credit Facility aggregating $65.4 million at December 31, 2006 are at variable interest rates, and interest expense will be impacted by changes in interest rates generally prevailing in the United States and internationally. Assuming an immediate 10% increase in the weighted average interest rate of 7.25% the impact to the Company in annualized interest expense would be approximately $474,000. The Company has not entered into any swap agreements or other hedging transactions as a means of limiting exposure to interest rate or foreign currency fluctuations. The Company provides its services in several countries; however, based upon the current level of investments in these countries, it does not believe that a 10% change in foreign currency rates would have a material impact to its financial position.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Schedule as listed on page F-1.

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

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 30, 2007 and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 30, 2007 and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 30, 2007 and is incorporated by reference herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 30, 2007 and is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 30, 2007 and is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

1.	Financial Statements as listed on page F-1.

2.	Financial Statement Schedule listed on page F-1.

3.	Exhibits as listed on the Exhibit Index.

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

COMFORCE Corporation

By:	/s/ John C. Fanning
John C. Fanning
Chairman and Chief Executive Officer

Date:	March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ John C. Fanning
John C. Fanning	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2007

/s/ Harry V. Maccarrone
Harry V. Maccarrone	Executive Vice President and Director (Principal Financial and Accounting Officer)	March 28, 2007

/s/ Rosemary Maniscalco
Rosemary Maniscalco	Vice Chairman and Director	March 28, 2007

/s/ Daniel Raynor
Daniel Raynor	Director	March 28, 2007

/s/ Gordon Robinett
Gordon Robinett	Director	March 28, 2007

/s/ Kenneth J. Daley
Kenneth J. Daley	Director	March 28, 2007

/s/ Pierce J. Flynn
Pierce J. Flynn	Director	March 28, 2007

COMFORCE CORPORATION AND SUBSIDIARIES

Report of I ndependent Registered Public Accounting Firm

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMFORCE Corporation and subsidiaries as of December 31, 2006 and December 25, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed its method of quantifying errors in fiscal 2006 in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, effective December 26, 2005.

/s/ KPMG LLP

Melville, New York

March 28, 2007

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and December 25, 2005

(in thousands, except share and per share amounts)

	December 31, 2006	December 25, 2005
Assets
Current assets:
Cash and cash equivalents	$3,782	8,417
Accounts receivable, less allowance of $195 and $354 in 2006 and 2005, respectively	114,079	103,201
Funding and service fees receivable, less allowance of $81 and $351 in 2006 and 2005, respectively	13,170	15,715
Prepaid expenses and other current assets	3,863	4,997
Deferred income taxes, net	1,500	2,004

Total current assets	136,394	134,334

Deferred income taxes, net	263	1,100
Property and equipment, net	5,376	5,260
Intangible assets, net	—	40
Goodwill	32,073	32,073
Deferred financing costs, net	765	851
Other assets	267	320

Total assets	$175,138	173,978

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$3,281	3,864
Accrued expenses	100,768	87,307

Total current liabilities	104,049	91,171

Long-term debt (including related party debt of $1,520 in 2006 and $1,405 in 2005)	89,770	105,792
Other liabilities	34	46

Total liabilities	193,853	197,009

Commitments and contingencies

Stockholders’deficit:
Common stock, $.01 par value; 100,000,000 shares authorized, 17,370,551 and 17,079,532 shares issued and outstanding in 2006 and 2005, respectively	174	171
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized, 6,148 shares issued and outstanding at December 31, 2006 and December 25, 2005, with an aggregate liquidation preference of $7,928 at December 31, 2006 and $7,466 at December 25, 2005	4,304	4,304
Series 2003B, 3,500 shares authorized, 513 shares issued and outstanding at December 31, 2006 and December 25, 2005, with an aggregate liquidation preference of $638 at December 31, 2006 and $600 at December 25, 2005	513	513
Series 2004A, 15,000 shares authorized, 6,737 shares issued and outstanding at December 31, 2006 and December 25, 2005, with an aggregate liquidation preference of $7,778 at December 31, 2006 and $7,273 at December 25, 2005	10,264	10,264
Additional paid-in capital	48,190	47,727
Accumulated other comprehensive income	55	147
Accumulated deficit	(82,215)	(86,157)

Total stockholders’ deficit	(18,715)	(23,031)

Total liabilities and stockholders’ deficit	$175,138	173,978

The accompanying notes are an integral part of these consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

C onsolidated Statements of Operations

For the fiscal years ended December 31, 2006, December 25, 2005 and December 26, 2004

(in thousands, except per share amounts)

	December 31, 2006	December 25, 2005	December 26, 2004
Net sales of services	$567,821	539,841	480,887

Costs and expenses:
Cost of services	478,927	460,581	408,850
Selling, general and administrative expenses	68,821	59,919	53,755
Depreciation and amortization	3,095	3,700	4,219

Total costs and expenses	550,843	524,200	466,824

Operating income	16,978	15,641	14,063

Other income (expense):
Interest expense	(9,369)	(10,744)	(12,338)
(Loss) gain on debt extinguishment	(169)	(336)	1,999
Other income, net	11	186	110

	(9,527)	(10,894)	(10,229)

Income from continuing operations before income taxes	7,451	4,747	3,834
Provision (benefit) for income taxes	3,373	(1,455)	2,058

Income from continuing operations	4,078	6,202	1,776

Income (loss) from discontinued operations, net of tax benefit of $19 in 2005 and $13 in 2004, respectively	—	70	(20)

Net income	$4,078	6,272	1,756

Dividends on preferred stock	1,005	1,005	530

Net income available to common stockholders	$3,073	5,267	1,226

Basic income per common share:
Income from continuing operations	$0.18	0.31	0.07
Income (loss) from discontinued operations	—	—	—

Net income	$0.18	0.31	0.07

Diluted income per common share:
Income from continuing operations	$0.13	0.21	0.07
Income (loss) from discontinued operations	—	—	—

Net income	$0.13	0.21	0.07

Weighted average common shares outstanding, basic	17,317	16,907	16,675

Weighted average common shares outstanding, diluted	31,012	29,793	18,122

The accompanying notes are an integral part of these consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficit and Comprehensive Income

Fiscal years ended December 31, 2006, December 25, 2005 and December 26, 2004

(in thousands, except share amounts)

	Common stock		Preferred stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount
Balance at December 28, 2003	16,659,397	$167	6,661	$4,817	$50,501	$76	$(94,185)	$(38,624)

Comprehensive income:
Net income	—	—	—	—	—	—	1,756	1,756
Foreign currency translation adjustment	—	—	—	—	—	77	—	77

Total comprehensive income								1,833
Exercise of stock options	30,000	—	—	—	37	—	—	37
Issuance of common stock	99	—	—	—	1	—	—	1
Issuance of Series 2004A preferred stock	—	—	6,737	10,264	(3,527)	—	—	6,737
Beneficial conversion feature attibutable to 8% Notes	—	—	—	—	181	—	—	181

Balance at December 26, 2004	16,689,496	167	13,398	15,081	47,193	153	(92,429)	(29,835)

Comprehensive income:
Net income	—	—	—	—	—	—	6,272	6,272
Foreign currency translation adjustment	—	—	—	—	—	(6)	—	(6)

Total comprehensive income								6,266
Exercise of stock options	390,000	4	—	—	490	—	—	494
Issuance of common stock	36	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	30	—	—	30
Beneficial conversion feature attibutable to 8% Notes	—	—	—	—	14	—	—	14

Balance at December 25, 2005	17,079,532	171	13,398	15,081	47,727	147	(86,157)	(23,031)
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax							(136)	(136)

Adjusted balance at December 26, 2005	17,079,532	171	13,398	15,081	47,727	147	(86,293)	(23,167)

Comprehensive income:
Net income	—	—	—	—	—	—	4,078	4,078
Foreign currency translation adjustment, net of tax of $35	—	—	—	—	—	(92)	—	(92)

Total comprehensive income								3,986
Exercise of stock options	290,628	3	—	—	341	—	—	344
Issuance of common stock	391	—	—	—	—	—	—	—
Share-based payment compensation expense	—	—	—	—	98	—	—	98
Beneficial conversion feature attibutable to 8% Notes, net of tax of $36	—	—	—	—	24	—	—	24

Balance at December 31, 2006	17,370,551	$174	13,398	$15,081	$48,190	$55	$(82,215)	$(18,715)

The accompanying notes are an integral part of these consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolid ated Statements of Cash Flows

Fiscal years ended December 31, 2006, December 25, 2005 and December 26, 2004

(in thousands)

	December 31, 2006	December 25, 2005	December 26, 2004
Cash flows from operating activities:
Net income	$4,078	6,272	1,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,055	3,659	4,168
Amortization of intangible assets	40	41	51
Amortization of deferred financing costs	386	525	747
Net (recoveries) provision of bad debts	(8)	(236)	38
Deferred income taxes	1,357	581	(221)
Interest expense paid by the issuance of convertible notes	115	106	605
Gain from sale of discontinued niche telecom operations	—	(101)	—
Loss (gain) on repurchase of Senior Notes	169	336	(1,999)
Loss on disposal of fixed assets	48	—	—
Equity-based consulting expense	—	30	—
Share-based payment compensation expense	98	—	—
Tax benefit from stock option exercises	(135)	152	—
Changes in assets and liabilities:
Accounts, funding and service fees receivable	(7,961)	(26,542)	(12,607)
Prepaid expenses and other assets	1,007	(1,862)	570
Income taxes receivable	37	97	(51)
Accounts payable and accrued expenses	12,506	24,075	16,631

Net cash provided by operating activities	14,792	7,133	9,688

Cash flows from investing activities:
Purchases of property and equipment	(3,219)	(2,626)	(1,911)
Cash proceeds from sale of niche telecom operations	—	225	2,473

Net cash (used in) provided by investing activities	(3,219)	(2,401)	562

Cash flows from financing activities:
Net borrowings under line of credit agreements	7,283	6,559	13,478
Repurchases of Senior Notes	(23,461)	(18,258)	(15,811)
Debt financing costs	(368)	(76)	(27)
Tax benefit from stock option exercises	135	—	—
Proceeds from exercise of stock options	209	342	37
Net repayments under capital lease obligations	(6)	(115)	(292)

Net cash used in financing activities	(16,208)	(11,548)	(2,615)

Net (decrease) increase in cash and cash equivalents	(4,635)	(6,816)	7,635

Cash and cash equivalents, beginning of fiscal year	8,417	15,233	7,598

Cash and cash equivalents, end of fiscal year	$3,782	8,417	15,233

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended December 31, 2006, December 25, 2005 and December 26, 2004

(in thousands)

	December 31, 2006	December 25, 2005	December 26, 2004
			(Continued	)
Supplemental cash flow information:
Cash paid during the fiscal year for:
Interest	$9,333	10,367	9,673
Income taxes	3,650	1,136	1,093

Supplemental schedule of significant non-cash investing and financing activities:
Exchange of 8% Subordinated Convertible Notes and $11 of accrued interest for the issuance of 2004A Convertible Preferred Stock	$—	—	6,737
Charge to capital as a result of the exchange of 8% Subordinated Convertible Notes	—	—	3,527
Capital lease obligations incurred for the purchase of new equipment	—	—	51

The accompanying notes are an integral part of these consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Not es to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

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

(2)	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year consists of the 52 or 53 weeks ending on the last Sunday in December. The Company’s most recently completed fiscal year ended on December 31, 2006. Fiscal year 2006 contained 53 weeks and fiscal years 2005 and 2004 each contained 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of COMFORCE, COI and their subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company provides supplemental staff to its customers under arrangements that typically require supervision by the customers’ management for a period of time. In these arrangements, the Company is solely responsible for employees engaged to provide services to a customer. The Company is the sole employer of record, pays the employees’ wages, pays unemployment taxes and workers compensation insurance premiums, provides health insurance and other benefits to eligible employees, and is responsible for paying all related taxes. The Company enters into service agreements with its customers, negotiates the terms of the services, including pricing, and bears the credit risk relative to customer payments. The Company bills its customers for these services with payment generally due upon receipt of the invoice. Revenue under these arrangements is recognized upon the performance of the service by the Company’s employees. The associated payroll costs are recorded as cost of sales. There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligations once the services are rendered by the employee.

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

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

A portion of the Company’s revenue is attributable to license agreements. Under the terms of such license agreements, the Company is fully responsible for the payment of the employees. The Company submits all invoices for services performed to the customers and they are required to remit their payments for services performed directly to the Company. The Company includes these revenues and related direct costs in its net sales of services and cost of services on a gross basis. The net distribution to the licensee is based on a percentage of gross profit generated. The net distributions to licensees included in selling, general and administrative expenses for the fiscal years ended December 31, 2006, December 25, 2005 and December 26, 2004 were approximately $2,519,000, $2,772,000 and $3,052,000, respectively.

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

Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity at the time of purchase of three months or less to be cash equivalents. Cash equivalents consist of overnight deposits and certificates of deposit.

Property and Equipment

Property and equipment are carried at cost. Depreciation is provided primarily on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the life of the lease or of the improvement.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

Maintenance and repairs are charged to expense as incurred and improvements that extend the useful life of the related asset are capitalized. The Company capitalizes its internal costs related to the development of software for internal use under the provisions of SOP 98-1, which are amortized over the estimated life of the software of approximately three to five years.

If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). If the sum of the expected undiscounted future cash flows is less than the carrying amount of the long-lived asset, an impairment loss is recognized for the difference between the fair value and carrying value of the asset.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those differences are expected to be recovered or settled. The Company records a valuation allowance against deferred tax assets for which realization of the asset is not considered more-likely-than-not.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the significant estimates involved are the collectibility of receivables, the fair value of goodwill, the recoverability of long-lived assets and deferred tax assets, accrued workers compensation liabilities, the assessment of litigation and contingencies and the fair value of share-based payment compensation. Actual results could differ from those estimates.

Fair Values of Financial Instruments

Cash equivalents, accounts receivable, funding and service fees receivable, accounts payable and accrued expenses are reflected in the consolidated financial statements at book value which is believed to represent fair value due to the short-term maturity of these financial instruments. The carrying values of the Company’s revolving line of credit obligations approximate its fair value since the interest rate fluctuates with market changes in interest rates.

The Company’s fixed rate debt obligations are traded infrequently, and their fair value may fluctuate significantly due to changes in the demand for securities of their type, the overall level of interest rates, conditions in the high yield capital markets, and perceptions as to the Company’s condition and prospects.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

After giving consideration to similar debt issues, indicated bid levels, and other market information, the Company believes that the approximate fair values of its outstanding debt instruments at December 31, 2006 were: (i) $22.9 million for COI’s 12% Senior Notes due 2010 in the outstanding principal amount of $22.9 million, and (ii) $2.1 million for COMFORCE’s 8% Convertible Subordinated Note in the outstanding principal amount of $1.5 million.

Deferred Financing Costs

Deferred financing costs consist of costs associated with the issuance of the Company’s long-term debt. Such costs are amortized over the life of the related debt, which ranges from 3 to 13 years, and unamortized costs are fully expensed upon discharge of indebtedness. The Company wrote-off deferred financing costs of $128,000 in fiscal 2006, $178,000 in fiscal 2005 and $280,000 in fiscal 2004 relating to the early extinguishment of debt (see note 8) which are included in (loss) gain on debt extinguishment in the consolidated statements of operations. In addition, $186,000 of deferred financing costs were written off in 2004 related to the exchange of debt for preferred stock.

Income Per Share

Basic income per common share is computed by dividing net income available for common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed assuming the exercise of stock options and warrants with exercise prices less than the average market value of the common stock during the period, and the conversion of convertible debt and preferred stock into common stock, if dilutive.

Foreign Currency

Assets and liabilities of the foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates during the fiscal year. The translation adjustments are accumulated in a separate component of stockholders’ deficit and transaction gains and losses are recognized in the consolidated statement of operations when realized.

Accrued Workers Compensation Liability

The Company is generally self-insured with respect to workers compensation claims, but maintains excess workers compensation coverage to limit exposure for amounts over $4.5 million. The Company records its estimate of the ultimate cost of, and liabilities for, workers compensation obligations based on actuarial computations using the Company's loss history as well as industry statistics. In determining its liabilities, the Company includes amounts for estimated claims incurred but not reported.

The ultimate cost of workers compensation will depend on actual costs incurred to settle the claims and may differ from the liabilities established by the Company for those claims. Accruals for workers compensation claims are included in accrued expenses in the consolidated balance sheets.

Stock Compensation Plans

Effective December 26, 2005, the Company adopted the provisions of the FASB Statement of Financial Accounting Standards 123(R), Share-Based Payments (“SFAS No. 123(R)”), which establishes the accounting for employee share-based awards. Under the provisions of SFAS No. 123(R), share-based payments are measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company adopted SFAS No. 123(R) using the modified-prospective method and, accordingly, prior period results have not been restated to reflect the fair value method of recognizing compensation expense relating to stock options. All new awards are

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

subject to the provisions of SFAS 123(R). Since all outstanding option awards were fully vested on the date of adoption, no compensation expense was recorded for outstanding awards. For the year ended December 31, 2006, $98,000 of compensation expense has been recorded within selling, general and administrative expense and the Company has recorded an income tax benefit of $38,000 in the accompanying consolidated statements of operations for options granted during fiscal 2006, which options immediately vested.

For periods prior to December 26, 2005, the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Since the exercise price for such options equaled or exceeded the market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant and no expense was recorded in the Company’s consolidated statements of operations.

Had the compensation cost of the Company’s employee share-based payments for fiscal years 2005 and 2004 been based upon the fair value method determined in accordance with SFAS No. 123, the Company’s pro forma net income and net income per share would have been (in thousands, except per share amounts):

	Year Ended
	December 25, 2005	December 26, 2004
Net income available to common stockholders as reported	$5,267	$1,226
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	504	26

Pro forma income available to common stockholders	$4,763	$1,200

Income per share:
As reported:
Basic	$0.31	$0.07
Diluted	0.21	0.07
Pro forma:
Basic	0.28	0.07
Diluted	0.20	0.07

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

The per share weighted average fair value of stock options granted were $1.40 during the year ended December 31, 2006, $1.30 during the year ended December 25, 2005 and $0.83 during the year ended December 26, 2004. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the 12 month periods are listed in the table below:

	Year ended
	December 31, 2006	December 25, 2005	December 26, 2004
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	55.0%	38.1%	35.3%
Risk-free interest rate	5.0%	3.8%	4.0%
Expected term (years)	5	5	5

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

The income tax benefit realized relating to the exercise of stock option awards was $212,000 for the year ended December 31, 2006, of which $135,000 is classified as a financing cash inflow in the Company’s consolidated statement of cash flows. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits related to share-based payments as operating cash inflows. The income tax benefit realized relating to the exercise of stock option awards was $231,000 for the year ended December 25, 2005 and $1,000 for the year ended December 26, 2004.

Impact of Recently Issued Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current year Financial Statements (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company has changed its method of quantifying errors in accordance with SAB 108 and recorded a reduction to retained earnings of $136,000. See note 5 for further discussion.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN No. 48 may be recognized, or continue to be recognized, upon adoption of FIN No. 48. The cumulative effect of applying the provisions of FIN No. 48 shall be reported as an adjustment to the opening balance of retained earnings for the year of adoption. FIN No. 48 is effective for the Company beginning in fiscal year 2007. The Company is in the process of assessing the effect FIN No. 48 may have on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of this issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company is currently assessing the impact, if any, that the adoption of EITF 06-3 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, that the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits companies to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value. A company must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

(3)	Property and Equipment

Property and equipment as of December 31, 2006 and December 25, 2005, consisted of (in thousands):

	Estimated useful lives in years	2006	2005
Computer equipment and related software	3-7	$22,105	21,105
Furniture and fixtures	3-10	2,415	3,009
Leasehold improvements	3-7	607	654

		25,127	24,768
Less accumulated depreciation and amortization		(19,751)	(19,508)

		$5,376	5,260

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

Depreciation and amortization expense related to property and equipment was $3,055,000, $3,659,000 and $4,168,000 for the fiscal years ended December 31, 2006, December 25, 2005 and December 26, 2004, respectively.

(4)	Goodwill

The changes in the carrying amount of goodwill for each of the three fiscal years ended December 31, 2006 is as follows (in thousands):

	Staff Augmentation	Human Capital Management	Total
Balance at December 28, 2003	$23,042	$9,200	$32,242
Goodwill associated with the niche telecom operations sold in 2004	(169)	—	(169)
Balance as of December 26, 2004, December 25, 2005 and December 31, 2006	$22,873	$9,200	$32,073

(5)	Staff Accounting Bulletin No. 108

As discussed under “—Impact of Recently Issued Accounting Standards” in note 2, in September 2006, the SEC released SAB 108. The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of previously immaterial adjustments relating to prior years. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such corrections on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended.

Upon adoption of SAB 108, the Company corrected its consolidated financial statements to: (i) reduce the allowance for doubtful accounts receivable for $278,000 and reduce accrued expenses for $73,000 for excess amounts established prior to December 26, 2005, and (ii) increase accrued expenses for $574,000 related to previously unrecorded obligations for rent escalations. These adjustments were not considered material to any prior period when evaluated using the roll-over method. As these adjustments were considered to be material under the dual method as of December 25, 2005, the Company recorded this cumulative effect adjustment as a decrease to retained earnings as of December 26, 2005 of $136,000, net of tax of $87,000.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

(6)	Accrued Expenses

Accrued expenses as of December 31, 2006 and December 25, 2005, consisted of (in thousands):

	2006	2005
Payroll, payroll taxes and sub-vendor payables	$88,966	72,425
Vacation/retirement plan	2,948	2,869
Income taxes payable	2,525	3,968
Commissions	1,678	1,499
Interest	558	934
Other	4,093	5,612

	$100,768	87,307

The increase in payroll, payroll taxes and sub-vendor payables is primarily attributable to the increase in the Company’s contingent staffing management services. See note 2.

(7)	Income Taxes

Income tax provision (benefit) for the years ended as of December 31, 2006, December 25, 2005, and December 26, 2004 was allocated as follows (in thousands):

	2006	2005	2004
Income from continuing operations	$3,373	(1,455)	2,058
Discontinued operations	—	(19)	(13)

	$3,373	(1,474)	2,045

The provision for (recovery of) income taxes as of December 31, 2006, December 25, 2005, and December 26, 2004, consisted of (in thousands):

	2006	2005	2004
Current:
Federal	$1,734	(1,870)	1,774
Foreign	117	24	—
State	165	(190)	505

Total current	2,016	(2,036)	2,279

Deferred:
Federal	1,059	496	(309)
State	298	85	88

Total deferred	1,357	581	(221)

Total tax provision (benefit)	$3,373	(1,455)	2,058

Total income tax provision (benefit) relating to continuing operations differed from income taxes at the statutory federal income tax rate of 34% as a result of the following items (in thousands):

	2006	2005	2004
Income taxes at statutory federal tax rate of 34.0%	$2,533	1,614	1,303
State and local taxes, net of federal tax	221	519	436
Change in deferred tax rates and estimates used	54	203	(44)
Foreign tax rates	6	—	—
Tax contingency matters	247	(4,317)	—
Other non-deductible expenses	312	526	363

Income tax provision (benefit)	$3,373	(1,455)	2,058

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

The components of deferred tax assets and liabilities at December 31, 2006 and December 25, 2005 (in thousands) are as follows:

	2006	2005
Deferred tax assets:
Receivable allowances	$107	275
Excess book amortization expense	1,130	1,906
Accrued liabilities and other	2,304	2,177
Tax benefit of capital loss carryforward	1,134	1,134
Tax benefit of state NOL carryforwards, net of federal effect	606	581

	5,281	6,073
Less valuation allowance	(1,483)	(1,423)

Total deferred tax assets	$3,798	4,650

Deferred tax liabilities:
Prepaids	$795	437
Excess tax depreciation	1,032	1,004
Other	208	105

Total deferred tax liabilities	2,035	1,546

Net deferred tax asset	$1,763	3,104

At December 31, 2006, the Company had available $918,000 of state tax benefits from state net operating losses which are required under various state laws to be carried forward to future years. These tax benefits are available to offset future state income tax and expire in the tax years 2007 through 2025. The Company has established a valuation allowance of $262,000 against the state tax net operating loss deferred tax asset for those states where management has determined it is unlikely that any of the benefits will be realized during the carryforward period. The estimated future taxable income needed to fully utilize the remaining state net operating loss deferred tax asset approximates $8.7 million.

As of December 31, 2006, the Company had available approximately $1.1 million of federal and state tax benefits from a capital loss carryforward generated when the Company sold a portion of its Telecom division in the first quarter of 2004. This capital loss, the benefit of which only can be used to the extent of future capital gain income, has been carried forward as required under federal and state laws to future years and will expire on December 31, 2009. The related deferred tax asset has been reserved due to the uncertainty of future capital gain income.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is provided when it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, the ability to carryback future losses to recover income taxes paid and tax planning strategies that could be implemented. Due to the fact that the Company has entered into litigation with the buyer for nonpayment of its note payable to the Company as partial consideration for the sale of its niche telecom operations and the collectibility of any additional interest payments is uncertain, the Company established a full valuation allowance against these related deferred assets of $87,000.

Based on the Company’s ability to carryback reversals of deferred tax assets in future periods, to obtain a refund of taxes paid in current and prior years, along with the Company’s history of, and projections for future taxable income, management believes that it is more-likely-than-not that the Company will realize the benefit of the net deferred tax assets existing at December 31, 2006. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

(8)	Debt

Long-term debt at December 31, 2006 and December 25, 2005, consisted of (in thousands):

	2006	2005
12% Senior Notes, due December 1, 2010	$22,890	46,310
8% Subordinated Convertible Note, due December 2, 2009	1,520	1,405
Revolving line of credit, due July 24, 2010, with interest payable at prime plus 0.5% and/or LIBOR plus 1.75% with a weighted average rate of 7.25% at December 31, 2006, and 6.24% at December 25, 2005	65,360	58,077

Total long-term debt	$89,770	105,792

Contractual maturities of long-term debt are as follows (in thousands):

2009	$1,520
2010	88,250

Total	$89,770

Senior Notes: In November 1997, COI issued $110 million original principal amount of its 12% Senior Notes due December 1, 2007, subsequently extended until December 1, 2010 (the “Senior Notes”), principally to fund its acquisition of Uniforce Services, Inc. The Senior Notes provide for semi-annual payments of interest at the rate of 12% per annum.

The Senior Notes are governed by an indenture (the “Indenture”) under which Wilmington Trust Company serves as the trustee. The Indenture contains a number of significant restrictions and covenants (with which COI believes it was in compliance at December 31, 2006) that require COI to ensure among other things that:

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

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

In May 2006, COI repurchased $2.0 million principal amount of its Senior Notes from an unrelated party, principally utilizing available funds under the PNC Credit Facility. As a result of this repurchase, COI recognized a loss on debt extinguishment of $18,000 in the second quarter of 2006, including the write-off of $13,000 of deferred financing costs.

In June and July 2006, COI solicited the consents of the holders of its Senior Notes to (i) permit consents and waivers granted under the Indenture to be irrevocable for up to 60 days, and (ii) extend the maturity date of the Senior Notes from December 1, 2007 to December 1, 2010 with call protections, as described below. Under the terms of the Indenture, the first proposal required the approval of the holders of a majority in principal amount of the Senior Notes and the second proposal required approval of all of the holders. The requisite consents to adopt the first proposal were obtained by June 30, 2006, at which time COI and Wilmington Trust Company, as trustee, entered into the Third Supplemental Indenture to provide for the irrevocability of consents and waivers.

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

As a result of this redemption, COI recognized a loss on debt extinguishment of $151,000 in the third quarter of 2006, including the write-off of $115,000 of deferred financial costs. COI utilized loan proceeds under its revolving credit facility to pay the redemption price (see “Revolving Credit Facility” in this note 8, below). Upon completion of this redemption, COI held irrevocable consents to the second proposal from the holders of 100% of the aggregate principal amount of Senior Notes then outstanding. Accordingly, on August 17, 2006, COI and Wilmington Trust Company, as trustee, entered into a Fourth Supplemental Indenture. The Fourth Supplemental Indenture amended the Indenture and Senior Notes by:

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

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

Under the terms of the Convertible Note prior to this amendment, interest was to be payable only in cash beginning with the interest payment due on June 1, 2005. This amendment extended, for the balance of the term, the provision allowing the Company to pay interest either in cash or in kind, and as a result the debt service costs associated with the Convertible Note have been satisfied through additions to principal through December 1, 2006 (the most recent semi-annual interest payment date). Additional principal is convertible into common stock on the same basis as other amounts outstanding under the Convertible Note, which provides for conversion into common stock at the rate of $1.70 per share. As a result of its election to pay interest in kind under the Convertible Note, the Company recognized beneficial conversion features of $60,000 during 2006 which resulted in an increase in deferred financing costs and paid-in capital. The Convertible Note may be prepaid in whole or in part, provided that the market value of the Company’s common stock exceeds $2.13 for a specified period of time. The holder has 10 days to convert the Convertible Notes following notice of prepayment.

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

Revolving Line of Credit: At December 31, 2006, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, were parties to a $110.0 million Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

•	lower the per annum interest rate calculated in reference to LIBOR to 1.50% in excess of LIBOR if the Company’s fixed charge coverage ratio is greater than 1.75:1.00;

•	extend the maturity of the PNC Credit Facility until July 24, 2010; and

•

permit up to $25.0 million of loan proceeds to be used, and were used to pay the redemption price of the Senior Notes (as described above in this note 8 under “Senior Notes”), subject to a reduction of the maximum funds available under the PNC Credit Facility to effect redemptions in 2007.

As amended, borrowings under the PNC Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (i) the greater of the federal funds rate plus 0.5% or the base commercial lending rate of PNC as announced from time to time, or (ii) LIBOR plus a specified margin, determined as follows:

Fixed charge coverage ratio*	Margin (%)
greater than 1.75:1.00	1.50
greater than 1.50:1.00	1.75
greater than 1.30:1.00 to 1.50:1.00	2.00
greater than 1.05:1.00 to 1.30:1.00	2.25
equal to or less than 1.05:1.00	2.50

*	as defined in the PNC Credit Facility loan documents

The PNC Credit Facility also provides for a commitment fee of 0.25% of the unused portion of the facility. The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The PNC Credit Facility contains various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness.

The PNC Credit Facility generally permits the Company to use up to $15.0 million in loan proceeds annually to repurchase its Senior Notes so long as the remaining availability under the facility, as defined in the agreement, is at least $7.5 million for the specified measurement period. To enable the Company to effect the redemption of its Senior Notes in 2006 (as described above in this note 8 under “Senior Notes”), PNC permitted the Company to use (and it did use) $25.0 million of loan proceeds to pay the redemption price of the Senior Notes, subject to a reduction of the maximum funds available to repurchase or redeem Senior Notes in 2007. The PNC Credit Facility permits the Company to carryover from any prior calendar year any unused portion of this amount, so long as the other criteria for borrowing are then satisfied.

At December 31, 2006, the Company had remaining availability, as defined in the agreement, under the PNC Credit Facility of $20.4 million. As of December 31, 2006, the Company had outstanding $5.1 million of standby letters of credit under this facility. The Company was in compliance with all financial covenants under the PNC Credit Facility at December 31, 2006.

(9)	Income Per Share

Basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed assuming the exercise of stock options and warrants with exercise prices less than the average market value of the common stock during the period and the conversion of convertible debt and preferred stock into common stock to the extent such conversion assumption is dilutive. The following represents a reconciliation of the numerators and denominators for the basic and diluted income per share computations (in thousands):

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

	2006	2005	2004
Basic income per common share:
Income from continuing operations	$4,078	6,202	1,776
Dividends on preferred stock:
Series 2003A	461	461	461
Series 2003B	38	38	38
Series 2004A	506	506	31

	1,005	1,005	530

Income available to common stockholders from continuing operations	$3,073	5,197	1,246

Weighted average common shares outstanding	17,317	16,907	16,675
Basic income per common share from continuing operations	$0.18	0.31	0.07

Diluted income per common share:
Income available to common stockholders from continuing operations	$3,073	5,197	1,246
Dividends on preferred stock:
Series 2003A	461	461	—
Series 2003B	38	38	38
Series 2004A	506	506	—

	1,005	1,005	38
After tax equivalent of interest expense on 8% Subordinated Convertible Notes	70	65	—

Income for purposes of computing diluted income per common share from continuing operations	$4,148	6,267	1,284

Weighted average common shares outstanding	17,317	16,907	16,675
Dilutive stock options	363	424	479
Assumed conversion of 8% Subordinated Convertible Notes	832	769	—
Assumed conversion of Preferred Stock:
Series 2003A	7,111	6,672	—
Series 2003B	1,111	1,039	968
Series 2004A	4,278	3,982	—

Weighted average common shares outstanding for purposes of computing diluted income per share	31,012	29,793	18,122

Diluted income per common share from continuing operations	$0.13	0.21	0.07

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

In addition, options and warrants to purchase 1,295,000, 1,755,000 and 2,697,000 shares of common stock were outstanding as of the end of the fiscal years 2006, 2005 and 2004, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

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

In December 2004, the Company issued 6,737 shares of its Series 2004A Preferred Stock having a face amount of $6,737,000 and a fair value of $10,264,000 in exchange for $6,736,848 in principal and accrued interest of the Convertible Note in a transaction with the Fanning Partnership. The Company obtained the opinion of an independent investment banking firm that the terms of the exchange transaction with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction. As a result of this transaction, the Company recorded a charge to additional paid-in capital of $3.5 million, in lieu of recognizing a loss on the extinguishment of debt, for the excess of the fair value of the preferred stock issued over the carrying value of the Convertible Note retired, as the exchange was considered a capital transaction with a major stockholder of the Company. The conversion price of $1.70 per share for the Series 2004A Preferred Stock, as discussed below, is the same common stock conversion rights as existed for the Convertible Note.

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

The Company can only pay dividends on the Series Preferred Stock if (i) dividends can legally be paid in accordance with Delaware law, (ii) the Company’s board of directors, in its discretion upon the exercise of its fiduciary duties, declares that a dividend be paid, (iii) payment of the dividend is permitted under the terms of the PNC Credit Facility, and (iv) the Company’s wholly-owned operating subsidiary, COI, has sufficient funds to upstream in accordance with the restricted payments tests under the indenture governing the Senior Notes. At December 31, 2006, there were cumulative, unpaid and undeclared dividends on the Series 2003A, 2003B and 2004A Preferred Stock of $1.8 million, $125,000 and $1.0 million, respectively.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

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

In 2002, the Company adopted with stockholder approval the 2002 Stock Option Plan (the “2002 Plan”), which originally authorized the grant of options to purchase up to 1,000,000 shares of the Company’s common stock to executives, key employees and agents of the Company and its subsidiaries. In 2006, the stockholders approved an amendment to the 2002 Plan to permit the issuance of an additional 1,000,000 shares under the plan. All executive officers and other officers, directors and employees, as well as independent agents and consultants, of the Company and its subsidiaries are eligible to participate in the 2002 Plan and to receive option grants.

The following table summarizes stock option activity during the year ended December 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 25, 2005	3,178,378	$3.40
Granted	70,000	2.66
Forfeitures	(42,300)	2.43
Expired	(527,250)	7.05
Exercised	(290,628)	0.72		$539,906

Outstanding and exercisable at December 31, 2006	2,388,200	$2.91	5.13	$813,120

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

The total cash received from stock option exercises for the years ended December 31, 2006, December 25, 2005 and December 26, 2004 was $209,000, $342,000 and $37,000, respectively. The Company expects to settle future employee stock option exercises with the issuance of new shares.

Warrants:

At December 31, 2006, December 25, 2005 and December 26, 2004, the Company had outstanding warrants to purchase a total of 169,000 shares of common stock at a price of $7.55 per share. These warrants are fully vested and expire in 2009.

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

In July 2005, the Company’s subsidiary, COMFORCE Technical Services, Inc. (“CTS”) was served with an amended complaint in the suit titled Reyes V. East Bay Municipal Utility District, et al, filed in the Superior Court of California, Alameda County, in connection with a gas pipeline explosion in November 2004 that killed five workers and injured four others. As part of a construction project to lay a water transmission line, a backhoe operator employed by a construction contractor unaffiliated with CTS allegedly struck and breached a gas pipeline and an explosion occurred when leaking gas ignited. The complaint names various persons involved in the construction project as defendants, including CTS. The complaint alleges, among other things, that CTS was negligent in failing to properly mark the location of the pipeline. The complaint did not specify specific monetary damages.

CTS was subsequently named as defendant in 15 other lawsuits concerning this accident in the Superior Court of California which have been consolidated with the Reyes case in a single coordinated action styled as the Gas Pipeline Explosion Cases in the Superior Court of California, Contra Costa County. Two co-defendants brought cross-claims against CTS. In addition, a company that provided insurance coverage to a private home and property damaged by the explosion brought a subrogation action against CTS. CTS denies any culpability for this accident. Following an investigation of the accident, Cal-OSHA issued citations to four unrelated contractors on the project, but declined to issue any citations against CTS. Although Cal-OSHA did not issue a citation against CTS, it will not be determinative in the pending civil cases.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

CTS requested that its insurance carriers defend it in these actions, and the carrier under the primary policy appointed counsel and has defended CTS in these actions. As of March 28, 2007, CTS has settled with 15 of the 19 plaintiffs, in each case within the limits of its primary policy, except as described below. With the most recent settlements, the limits under the primary policy are expected to be reached. The umbrella insurance carrier for CTS had previously denied the claims of CTS for coverage, claiming that the matter was within the policy exclusions. This carrier also initiated a declaratory action in Contra Costa County, California in which it asked the court to determine whether the claims against CTS were within the policy exclusions. In March 2007, CTS and this carrier reached a tentative settlement under which the carrier agreed to dismiss CTS from the declaratory action and defend and insure CTS in the remaining cases when the primary coverage limits have been reached, subject to an agreed upon contribution by CTS and the carrier's reservation of rights to seek recovery against CTS for the claims of Mountain Cascade, Inc., a co-defendant not related to CTS that served as a contractor for East Bay Municipal Utility District. Management of CTS (and the Company) believes that any losses in respect of Mountain Cascade should be covered under the umbrella policy. However, the carrier has declined to release its reservation of rights as to this unresolved Mountain Cascade claim, and the amount that CTS will be required to contribute to any settlement of or judgment on the remaining plaintiffs’ cases is not determinable. Accordingly, management of CTS (and the Company) cannot estimate the amount of losses that CTS may ultimately incur in connection with these cases, other than to estimate that any losses will be less than $2.0 million. No assurance can be given that the costs to CTS to resolve all remaining claims will be within management’s estimates.

As described in note 19, the Company initiated a lawsuit against the purchaser of the Company’s niche telecom operations, and the parties are participating in a court-ordered mediation process. The Company is also a party to routine contract and employment-related litigation matters and routine audits of state and local tax returns arising in the ordinary course of its business. Except as described above, there are no other pending matters, individually or in the aggregate, if adversely determined, are believed by management to be material to the business or financial condition of the Company. The Company expenses legal costs associated with contingencies when incurred. The Company maintains general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional and medical malpractice insurance, fiduciary insurance, and directors’ and officers’ liability insurance for domestic and foreign operations as management deems appropriate and prudent. The Company is generally self-insured with respect to workers compensation, but maintains excess workers compensation coverage to limit its maximum exposure to such claims.

(13)	Savings Incentive and Profit Sharing Plan

The Company provides a savings incentive and profit sharing plan (the “Plan”). All eligible employees may make contributions to the Plan on a pre-tax salary deduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. No contributions to the Plan were made by the Company in 2006, 2005 or 2004.

Certain employees who perform work for governmental agencies are required to be covered under a separate defined contribution plan. During 2006, 2005 and 2004, the Company recorded approximately $1,325,000, $1,797,000 and $2,296,000, respectively, of expense related to these benefits.

(14)	Lease Commitments

The Company leases certain office space and equipment. Rent expense for all operating leases in 2006, 2005 and 2004 approximated $3,183,000, $3,204,000 and $3,057,000, respectively.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

As of December 31, 2006, future minimum rent payments due under the terms of noncancelable operating leases excluding amounts that will be paid for operating costs are (in thousands):

2007	$2,614
2008	2,189
2009	1,923
2010	978
2011	368
Thereafter	328

$8,400

(15)	Concentration of Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash and cash equivalents and trade receivables.

The Company maintains cash in bank accounts which may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash balances. The Company believes it mitigates such risk by investing its cash through major financial institutions.

At the end of fiscal 2006 the Company had four customers that accounted for 38.5% of the Company’s total accounts receivable, two of which had accounts receivable balances in excess of 10% of the Company’s total accounts receivable. For fiscal 2005, the Company had two customers which accounted for 23.6% of the Company’s total accounts receivable. For fiscal 2004, the Company did not have any customers with accounts receivable balances that aggregated 10.0% or more of the Company’s total accounts receivable. The largest four customers of the Company accounted for an aggregate of approximately 25.3%, 21.6%, and 20.1% of the Company’s revenues for the fiscal years 2006, 2005, and 2004, respectively.

(16)	Segment Information

The Company’s reportable segments are distinguished principally by the types of services offered to the Company’s clients. The Company manages its operations and reports its results through three operating segments — Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services. The Human Capital Management Services segment primarily provides contingent workforce management services. The Staff Augmentation segment provides healthcare support, technical and engineering, information technology (IT), telecommunications and other staffing services. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies.

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

The table below presents information on the revenues and operating contribution for each segment for the years ended December 31, 2006, December 25, 2005 and December 26, 2004, and items which reconcile segment operating contribution to COMFORCE’s reported income from continuing operations before income taxes (in thousands):

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

	December 31, 2006	December 25, 2005	December 26, 2004
Net sales of services:
Human Capital Management Services	$337,741	311,497	270,130
Staff Augmentation	226,304	223,672	203,575
Financial Outsourcing Services	3,776	4,672	7,182

	$567,821	539,841	480,887

Operating contribution:
Human Capital Management Services	$14,878	12,228	10,799
Staff Augmentation	20,085	19,753	18,018
Financial Outsourcing Services	2,854	3,706	5,518

	37,817	35,687	34,335

Consolidated expenses:
Corporate general and administrative expenses	17,744	16,346	16,053
Depreciation and amortization	3,095	3,700	4,219
Interest and other, net	9,358	10,558	12,228
Loss (gain) on debt extinguishment	169	336	(1,999)

	30,366	30,940	30,501

Income from continuing operations before income taxes	$7,451	4,747	3,834

Total assets:
Human Capital Management Services	91,836	76,480
Staff Augmentation	54,316	58,794
Financial Outsourcing Services	13,170	15,715
Corporate	15,816	22,989

	$175,138	173,978

(17)	Limitations on Use of Cash

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI. Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE. The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the indenture, the most significant component of which is based upon 50% of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision. In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997. Principally as a result of losses incurred by COI in fiscal 2001, 2002, 2003 and 2004, and prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture until COI generates net income of approximately $9.1 million. However, COMFORCE has approximately $2.0 million available to it at December 31, 2006 from proceeds it has generated from the sale of stock, principally upon the exercise of options and warrants. This $2.0 million may be used by COMFORCE to pay interest on the Convertible Notes or for other business purposes.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

Interest on the Convertible Note is payable, at the option of COMFORCE, in cash or in kind (by adding the interest then due to principal). Through December 31, 2006, COMFORCE has paid all interest under the Convertible Note in kind. COMFORCE’s ability to repay the Convertible Note at its maturity on December 2, 2009, or on any earlier required repayment or repurchase dates, will also be dependent on any restrictions under its loan agreements in effect and availability of funds.

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

Convertible Note and Preferred Stock Transactions: During 2004, the Company entered into a transaction with the Fanning Partnership under which the Company issued 6,737 shares of its Series 2004A Convertible Preferred Stock in exchange for $6.7 million of its Convertible Note, plus accrued interest of $10,463. This exchange eliminated $6.7 million of long-term debt while maintaining, under the terms of the 2004A Series Preferred Stock, the same common stock conversion rights as existed for the Convertible Note. As part of the transaction, the Convertible Note was restated at the principal amount of $1.3 million, and the terms were modified to permit the Company to pay interest in cash or kind, at its election, for the balance of the term of the Convertible Note.

The Fanning Partnership is a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of the Fanning Partnership, but has no pecuniary interest in the partnership. Harry V. Maccarrone, a director and the executive vice president and chief financial officer of the Company, is the trustee of a trust and the general partner of a partnership that are limited partners in the Fanning Partnership, but he has only a nominal pecuniary interest. This transaction is described in notes 8 and 10. For this transaction, the Company obtained the opinion of an independent investment banking firm that the terms of the exchange or other transactions with the Fanning Partnership were fair to the Company from a financial point of view, and the Company’s independent directors approved the terms of the transaction.

Other Transactions: Rosemary Maniscalco, through a company owned by her, provides consulting services to the Company, at the rate of up to $1,300 per day plus expenses. During 2006, 2005 and 2004, the Company paid $71,220, 74,258 and $60,490, respectively, for such consulting services. In addition, in 2005, the Company granted an option to purchase 25,000 shares of common stock at an exercise price of $3.02 per share to Ms. Maniscalco, for which a compensation expense of $30,000 was recorded. Rosemary Maniscalco, the Vice Chairman of the Company, is the general partner of the Fanning Partnership but holds no pecuniary interest in the Fanning Partnership.

(19)	Sale of Niche Telecom Operations

Effective as of March 1, 2004, COMFORCE sold an 80% interest in two telecom subsidiaries in the Staff Augmentation segment and sold its remaining 20% minority interest in these companies by June 29, 2004. These subsidiaries operated in the customer premise equipment services niche of the telecom sector, a niche that was outside of the Company’s core competency in telecom. The buyer, Spears Holding Company, Inc. (“Spears”), is controlled by an individual who was one of the principals of these companies when they were sold to COMFORCE in 1998. All cash proceeds received by the Company from this sale were used to pay down bank debt. The total consideration included cash of $1,448,000 and short-term promissory notes of $1,150,000 which were paid during fiscal 2004.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

In addition, the Company accepted three long-term promissory notes totaling $3.7 million which were valued at $1.4 million by an independent valuation firm. The sale resulted in a gain of $1,102,000, which represented the excess of the net proceeds (cash and short-term notes of $2,598,000 plus the fair value of the long-term notes of $1,400,000, less transaction costs of $144,000), over the net book value of the net assets of the business sold of $2,752,000. The Company did not recognize any gain on this transaction until the cash payments it received exceeded its investment ($2,896,000) in the business sold. The cash received under the sale agreement, including principal and interest on the notes, was recorded as a reduction of, and, during the second quarter of 2005, had eliminated the balance in net assets held for sale. Cash received in excess of net assets held for sale of $101,000 has been recorded as a gain from the sale of discontinued operations. This was partially offset by $31,000, net of tax, of legal fees which resulted in income from discontinued operations for fiscal 2005 of $70,000. Additional cash received by the Company in future periods, if any, will be recorded as an additional gain from the sale of discontinued operations up to the remaining amount of the $1,001,000 gain. If and when the entire gain has been recognized, additional cash receipts, if any, will be recorded as interest income within other income from continuing operations.

In accordance with SFAS 144, the results of operations from the sale of the Company’s niche telecom operations have been recorded as discontinued operations.

In June 2005, the Company received a copy of a notice to Spears from Spears’ senior lender. The notice stated that defaults had occurred and were continuing under Spears’ credit agreement with its senior lender. Spears has subsequently failed to make the payments of principal and interest that were due and payable on and after July 1, 2005 under the long-term notes it issued to the Company as part of the consideration for the telecom businesses.

The long-term notes from Spears to the Company are subject to a subordination agreement between the Company, Spears and Spears’ senior lender. Under that agreement, among other things, the Company cannot accept payments under the long-term notes from Spears if there is a default under the senior lender’s credit agreement with Spears, subject to a 180-day standstill period after which the Company can take action to enforce its rights under the long-term notes. In July 2005, the Company gave notice of the default under Spears’ credit agreement with the senior lender, commencing the running of the 180-day standstill period. In January 2006, following the expiration of the standstill period, the Company filed an action to enforce its rights under the notes. The Company also has the right to enforce a keep well agreement between the individual who controls Spears, and Spears’ senior lender and has brought an action to enforce that right. The parties have been engaged in a court-ordered mediation process that has not resulted in a resolution of the matter. There can be no assurance that any of these actions will result in the cure of Spears’ defaults, or any further payments to the Company.

(20)	Selected Quarterly Financial Data (unaudited)

(In thousands, except per share data and footnotes)

Fiscal 2006 (1)	Quarter				Year ended December 31,2006
	First	Second	Third	Fourth
Net sales of services	$135,001	$143,577	$140,158	$149,085	$567,821
Gross profit	20,161	22,153	21,951	24,629	88,894
Net income	245	1,007	935	1,891	4,078

Income per share:
Basic	$0.00	$0.04	$0.04	$0.09	$0.18
Diluted	$0.00	$0.03	$0.03	$0.06	$0.13

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006, December 25, 2005 and December 26, 2004

Fiscal 2005	Quarter				Year ended December 25, 2005
	First	Second	Third	Fourth
Net sales of services	$123,694	$134,909	$139,066	$142,172	$539,841
Gross profit	16,891	19,793	20,628	21,948	79,260
Net (loss) income (2)	(250)	509	5,113	900	6,272

(Loss) income per share:
Basic	$(0.03)	$0.02	$0.29	$0.04	$0.31
Diluted	$(0.03)	$0.01	$0.17	$0.03	$0.21

(1)	Revised for the adoption of SAB 108 (see note 5).
(2)	Includes a tax benefit of $4.3 million from the resolution of certain federal and state tax contingencies for the year ended December 25, 2005 and quarter ended September 25, 2005.

Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the fiscal year.

Schedule

COMFORCE CORPORATION AND SUBSIDIARIES

Schedule II V aluation and Qualifying Accounts

Fiscal years ended December 31, 2006, December 25, 2005 and December 26, 2004

(in thousands)

	Balance at beginning of period	Impact of Adopting SAB 108	Charged to costs and expenses	Charged to other accounts	Deductions (Net (write-offs) recoveries)	Balance at end of period
For the fiscal year ended December 31, 2006:
Allowance for doubtful accounts	$705	(421)	85	—	(93)	276

For the fiscal year ended December 25, 2005:
Allowance for doubtful accounts	$1,042	—	(236)	—	(101)	705

For the fiscal year ended December 26, 2004:
Allowance for doubtful accounts	$892	—	38	—	112	1,042

EXHIBIT INDEX

Unless otherwise indicated, for documents incorporated herein by reference to exhibits included in SEC filings of COMFORCE Corporation, the registration number for COMFORCE Corporation is 001-06801.

3.1	Restated Certificate of Incorporation of COMFORCE Corporation, as amended by Certificates of Amendment filed with the Delaware Secretary of State on June 14, 1987 and February 12, 1991 (included as an exhibit to Amendment No. 1 to the Registration Statement on Form S-1 of COMFORCE Corporation filed with the Commission on May 10, 1996 (Registration No. 033-6043) and incorporated herein by reference).

3.2	Certificate of Ownership (Merger) of COMFORCE Corporation into Lori Corporation (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 1995 and incorporated herein by reference).

3.3	Certificate of Amendment of Certificate of Incorporation of COMFORCE Corporation filed with the Secretary of State of Delaware on October 28, 1996 (included as an exhibit to COMFORCE Corporation’s Registration Statement on Form S-8 of COMFORCE Operating, Inc. filed with the Commission on March 13, 2000 (Registration No. 333-56962) and incorporated herein by reference).

3.4	Certificate of Ownership (Merger) of AZATAR into COMFORCE Corporation (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated November 8, 1996 and incorporated herein by reference).

3.5	Amended and Restated Certificate of Designation and Determination of Rights and Preferences of Series 2003A, 2003B and 2004A Convertible Preferred Stock of COMFORCE Corporation filed with the Secretary of State of Delaware on December 8, 2004 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 13, 2004 and incorporated herein by reference).

3.6	Bylaws of COMFORCE Corporation, as amended and restated effective as of February 26, 1997 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 1996 and incorporated herein by reference).

3.7	Amendment to Bylaws of COMFORCE Corporation, as adopted and effective as of May 3, 2006 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K filed May 4, 2006 and incorporated herein by reference).

4.1	Indenture dated as of November 26, 1997 with respect to 12% Senior Notes due 2007 between COMFORCE Operating, Inc., as issuer, and Wilmington Trust Company, as trustee (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 9, 1997 and incorporated herein by reference).

4.2	First Supplemental Indenture dated as of November 29, 2000 between COMFORCE Corporation and Wilmington Trust Company, as trustee, to Indenture dated as of November 26, 1997 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 19, 2000 and incorporated herein by reference).

4.3	Second Supplemental Indenture dated as of December 4, 2000 between COMFORCE Corporation and Wilmington Trust Company, as trustee, to Indenture dated as of November 26, 1997 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 19, 2000 and incorporated herein by reference).

4.4	Third Supplemental Indenture dated as of June 30, 2006 between COMFORCE Corporation and Wilmington Trust Company, as trustee, to Indenture dated as of November 26, 1997, as amended (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K filed August 18, 2006 and incorporated herein by reference).

4.5	Fourth Supplemental Indenture dated as of August 16, 2006 between COMFORCE Operating, Inc. and Wilmington Trust Company, as trustee, to Indenture dated as of November 26, 1997, as supplemented (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K filed August 18, 2006 and incorporated herein by reference).

4.6	Second Amended and Restated 8% Subordinated Convertible Note due December 2, 2009 of COMFORCE Corporation (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K dated December 13, 2004 and incorporated herein by reference).

10.1*	Amended and Restated Employment Agreement dated as of August 7, 2006 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning.

10.2*	Amended and Restated Employment Agreement dated as of August 7, 2006 among COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone.

10.3*	Amendment to Amended and Restated Employment Agreement dated as of March 27, 2007 among COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone.

10.4	Company’s 2002 Stock Option Plan adopted at the Company’s 2002 annual meeting of stockholders held June 13, 2002 (included as Annex A to the definitive proxy statement of COMFORCE Corporation filed April 29, 2002 and incorporated herein by reference).

10.5	Amendment to the Company’s 2002 Stock Option Plan adopted at the Company’s 2006 annual meeting of stockholders held June 7, 2006 (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2006 and incorporated herein by reference).

10.6	Restated Deferred Compensation Plan approved as of November 1, 2006 (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2006 and incorporated herein by reference).

10.7	Restated Deferred Vacation Plan approved as of November 1, 2006 (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2006 and incorporated herein by reference).

10.8	Revolving Credit and Security Agreement dated as of June 25, 2003 among the Company, PNC Bank, National Association, as lender and administrative agent, and other named lenders (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference).

10.9	Waiver and Amendment No. 1 dated as of March 17, 2004 to Revolving Credit and Security Agreement dated as of June 25, 2003 among the Company, PNC Bank, National Association, as lender and administrative agent, and other named lenders (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004 and incorporated herein by reference).

10.10	Amendment No. 2 to Revolving Credit and Security Agreement dated as of September 29, 2004 among the Company and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 and incorporated herein by reference).

10.11	Amendment No. 3 to Revolving Credit and Security Agreement dated as of February 3, 2005 among the Company and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders (filed as an exhibit to the Company’s Current Report on Form 8-K filed February 9, 2005 and incorporated herein by reference).

10.12	Amendment No. 4 to Revolving Credit and Security Agreement dated as of May 13, 2005 among the Registrant and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K filed May 18, 2005).

10.13	Amendment No. 5 to Revolving Credit and Security Agreement dated as of December 22, 2005 among the Company and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the year ended September 24, 2006 and incorporated herein by reference).

10.14	Amendment No. 6 to Revolving Credit and Security Agreement dated as of July 12, 2006 among the Company and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K filed July 18, 2006 and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP.

31.1*	Rule 13a-14(a) certification of chief executive officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) certification of chief financial officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Section 1350 certification of chief executive officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Section 1350 certification of chief financial officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Code of Ethics and Business Conduct (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004 and incorporated herein by reference).

*	Filed herewith.