Form 10-Q
period 2007-04-01
COMFORCE CORP
filed 2007-05-09
CIK 6814

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2007
Common stock, $.01 par value	17,385,550 shares

COMFORCE Corporation

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	April 1, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$3,199	3,782
Accounts receivable, less allowance of $195 in 2007 and 2006	128,705	114,079
Funding and service fees receivable, less allowance of $81 in 2007 and 2006	12,536	13,170
Prepaid expenses and other current assets	4,784	3,863
Deferred income taxes, net	1,500	1,500

Total current assets	150,724	136,394

Deferred income taxes, net	282	263
Property and equipment, net	6,650	5,376
Goodwill	32,073	32,073
Deferred financing costs, net	714	765
Other assets, net	257	267

Total assets	$190,700	175,138

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,043	3,281
Accrued expenses	107,467	100,768

Total current liabilities	109,510	104,049

Long-term debt (including related party debt of $1,520 in 2007 and 2006)	94,983	89,770
Other liabilities	645	34

Total liabilities	205,138	193,853

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 17,385,547 and 17,370,551 shares issued and outstanding at April 1, 2007 and December 31, 2006, respectively	174	174
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized; 6,148 shares issued and outstanding at April 1, 2007 and December 31, 2006, with an aggregate liquidation preference of $8,043 at April 1, 2007 and $7,928 at December 31, 2006	4,304	4,304
Series 2003B, 3,500 shares authorized; 513 shares issued and outstanding at April 1, 2007 and December 31, 2006, with an aggregate liquidation preference of $648 at April 1, 2007 and $638 at December 31, 2006	513	513
Series 2004A, 15,000 shares authorized; 6,737 shares issued and outstanding at April 1, 2007 and December 31, 2006, with an aggregate liquidation preference of $7,904 at April 1, 2007 and $7,778 at December 31, 2006	10,264	10,264
Additional paid-in capital	48,214	48,190
Accumulated other comprehensive income	26	55
Accumulated deficit	(77,933)	(82,215)

Total stockholders’ deficit	(14,438)	(18,715)

Total liabilities and stockholders’ deficit	$190,700	175,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

(unaudited)

	Three Months Ended
	April 1, 2007	March 26, 2006
Net sales of services	$141,603	135,001

Costs and expenses:
Cost of services	119,454	114,840
Selling, general and administrative expenses	17,955	16,287
Depreciation and amortization	637	736

Total costs and expenses	138,046	131,863

Operating income	3,557	3,138

Other income (expense):
Interest expense	(2,034)	(2,446)
Other income (expense), net	43	(18)

	(1,991)	(2,464)

Income before income taxes	1,566	674
Provision for income taxes	652	429

Net income	$914	245

Dividends on preferred stock	251	251

Net income (loss) available to common stockholders	$663	(6)

Basic income (loss) per common share	$0.04	(0.00)

Diluted income (loss) per common share	$0.03	(0.00)

Weighted average common shares outstanding, basic	17,382	17,235

Weighted average common shares outstanding, diluted	31,854	17,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months Ended
	April 1, 2007	March 26, 2006
Cash flows from operating activities:
Net income	$914	245

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	637	726
Amortization of intangible assets	—	10
Amortization of deferred financing fees	51	124
Net recoveries of bad debts	(6)	(42)
Deferred income taxes	—	77
Tax benefit from stock option exercises	(4)	(121)
Changes in assets and liabilities:
Accounts, funding and service fees receivable	(14,034)	212
Prepaid expenses and other assets	(567)	272
Accounts payable and accrued expenses	8,477	282
Income tax receivable	499	10

Net cash (used in) provided by operating activities	(4,033)	1,795

Cash flows from investing activities:
Purchases of property and equipment	(1,780)	(483)

Net cash used in investing activities	(1,780)	(483)

Cash flows from financing activities:
Net repayments under capital lease obligations	(8)	(5)
Net borrowings (repayments) under line of credit agreements	5,213	(3,277)
Tax benefit from stock option exercises	4	121
Proceeds from exercise of stock options	21	169

Net cash provided by (used in) financing activities	5,230	(2,992)

Net decrease in cash and cash equivalents	(583)	(1,680)
Cash and cash equivalents at beginning of period	3,782	8,417

Cash and cash equivalents at end of period	$3,199	6,737

Supplemental disclosures:
Cash paid for:
Interest	$1,062	1,007
Income taxes	162	1,130
Supplemental schedule of significant non-cash financing activities:
Capital lease obligations incurred for the purchase of new equipment	131	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

The accompanying unaudited interim condensed consolidated financial statements of COMFORCE and its subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. Management believes that the disclosures made are adequate to ensure that the information presented is not misleading; however, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006. The results for the three month period ended April 1, 2007 are not necessarily indicative of the results of operations that might be expected for the entire year.

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

3.	DEBT

Long-term debt at April 1, 2007 and December 31, 2006, consisted of (in thousands):

	April 1, 2007	December 31, 2006
12% Senior Notes, due December 1, 2010	$22,890	22,890
8% Subordinated Convertible Note, due December 2, 2009	1,520	1,520
Revolving line of credit, due July 24, 2010, with interest payable at prime plus 0.5% and/or LIBOR plus 1.75% with a weighted average rate of 7.29% at April 1, 2007, and 7.25% at December 31, 2006	70,573	65,360

Total long-term debt	$94,983	89,770

Contractual maturities of long-term debt are as follows (in thousands):

2009	$1,520
2010	93,463

Total	$94,983

Senior Notes: In November 1997, COI issued $110 million original principal amount of its 12% Senior Notes due December 1, 2007, subsequently extended until December 1, 2010 (the “Senior Notes”), principally to fund its acquisition of Uniforce Services, Inc. The Senior Notes provide for semi-annual payments of interest at the rate of 12% per annum.

The Senior Notes are governed by an indenture (the “Indenture”) under which Wilmington Trust Company serves as the trustee. The Indenture contains a number of significant restrictions and covenants (with which COI believes it was in compliance at April 1, 2007) that require COI to ensure among other things that:

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

Convertible Notes: The Company’s 8.0% Subordinated Convertible Notes due December 2, 2009 (the “Convertible Note”) are convertible into common stock at $1.70 per share.

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

Revolving Line of Credit: At April 1, 2007, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, were parties to a $110.0 million Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.

Borrowings under the PNC Credit Facility bear interest, at the Company’s option, at a per annum rate equal to either (i) the greater of the federal funds rate plus 0.5% or the base commercial lending rate of PNC as announced from time to time, or (ii) LIBOR plus a specified margin, determined as follows:

Fixed charge coverage ratio*	Margin (%)
greater than 1.75:1.00	1.50
greater than 1.50:1.00 to 1.75:1.00	1.75
greater than 1.30:1.00 to 1.50:1.00	2.00
greater than 1.05:1.00 to 1.30:1.00	2.25
equal to or less than 1.05:1.00	2.50

*	as defined in the PNC Credit Facility loan documents

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

The PNC Credit Facility generally permits the Company to use up to $15.0 million in loan proceeds annually to repurchase its Senior Notes so long as the remaining availability under the facility, as defined in the agreement, is at least $7.5 million for the specified measurement period. To enable the Company to effect the redemption of its Senior Notes in 2006, PNC permitted the Company to use (and it did use) $25.0 million of loan proceeds to pay the redemption price of the Senior Notes, subject to a reduction of the maximum funds available to repurchase or redeem Senior Notes in 2007. The PNC Credit Facility permits the Company to carryover from any prior calendar year any unused portion of this amount, so long as the other criteria for borrowing are then satisfied.

At April 1, 2007, the Company had remaining availability, as defined in the agreement, under the PNC Credit Facility of up to $24.4 million. As of April 1, 2007, the Company had outstanding $5.0 million of standby letters of credit under this facility. The Company was in compliance with all financial covenants under the PNC Credit Facility at April 1, 2007.

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

	Three Months Ended
	April 1, 2007	March 26, 2006
Basic income (loss) per common share:
Net income	$914	245
Deduct dividends on preferred stock:
Series 2003A	115	115
Series 2003B	10	10
Series 2004A	126	126

	251	251

Income (loss) available to common stockholders	$663	(6)

Weighted average common shares outstanding	17,382	17,235

Basic income (loss) per common share	$0.04	(0.00)

Diluted income (loss) per common share:
Income (loss) available to common stockholders	$663	(6)
Add dividends on preferred stock:
Series 2003A	115	—
Series 2003B	10	—
Series 2004A	126	—

	251	—

Add after tax equivalent of interest expense on 8% Subordinated Convertible Note	19	—

Income (loss) for purposes of computing diluted income (loss) per common share	$933	(6)

Weighted average common shares outstanding	17,382	17,235
Dilutive stock options	264	—
Assumed conversion of 8% Subordinated Convertible Note	900	—
Assumed conversion of Preferred Stock:
Series 2003A	7,550	—
Series 2003B	1,182	—

Series 2004A	4,576	—

Weighted average common shares outstanding for purposes of computing diluted income (loss) per share	31,854	17,235

Diluted income (loss) per common share	$0.03	(0.00)

As of March 26, 2006, 827,000 shares of common stock issuable upon conversion of the Convertible Note; 7.2 million shares issuable upon conversion of the Series 2003A Preferred Stock; 1.1 million shares issuable upon conversion of the Series 2003B Preferred Stock; and 4.3 million shares issuable upon the conversion of the Series 2004A Preferred Stock were excluded from the above calculations as their effect would have been anti-dilutive.

In addition, options and warrants to purchase 1.3 million and 2.4 million shares of common stock were outstanding as of April 1, 2007 and March 26, 2006, respectively, but were not included in the computation of diluted income (loss) per share because their effect would be anti-dilutive.

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

The table below presents information on the revenues and operating contribution for each segment for the three month periods ended April 1, 2007 and March 26, 2006, and items which reconcile segment operating contribution to COMFORCE’s reported income before income taxes (in thousands):

	Three Months Ended
	April 1, 2007	March 26, 2006
Net sales of services:
Human Capital Management Services	$86,987	78,819
Staff Augmentation	53,783	55,348
Financial Outsourcing Services	833	834

	$141,603	135,001

Operating contribution:
Human Capital Management Services	$3,860	2,896
Staff Augmentation	4,322	4,633
Financial Outsourcing Services	699	618

	8,881	8,147

Consolidated expenses:
Corporate general and administrative expenses	4,687	4,273
Depreciation and amortization	637	736
Interest and other, net	1,991	2,464

	7,315	7,473

Income before income taxes	$1,566	674

	At April 1, 2007	At December 31, 2006
Total assets:

Human Capital Management Services	$103,585	91,836
Staff Augmentation	57,193	54,316
Financial Outsourcing Services	12,536	13,170
Corporate	17,386	15,816

	$190,700	175,138

6.	NEW ACCOUNTING STANDARDS

In June 2006, the Emerging Issues Task Force issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of this issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company’s historical and future practice is to present these taxes on a net basis and, therefore, there was no impact on its financial position or results of operations upon its adoption of EITF 06-03 in fiscal 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has adopted SFAS 157 effective January 1, 2007, which adoption did not have an impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value. A company must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has adopted SFAS 159 effective January 1, 2007, which adoption did not have an impact on its financial position or results of operations.

7.	ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position. The tax benefits recognized in the financial statements from such tax position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods, and requires increased disclosures.

The Company adopted the provisions of FIN 48 on January 1, 2007. The impact upon adoption was to increase retained earnings by approximately $3.4 million and to decrease the accruals for uncertain tax positions and related penalties and interest by a corresponding amount.

The Company will continue its historical practice of recognizing accrued interest and penalties related to income tax matters in income tax expense in the consolidated financial statements. As of January 1, 2007, the Company has no liability accrued for uncertain tax positions, interest and penalties.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has concluded all U.S. federal and state income tax matters for years through 2002.

8.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	April 1, 2007	March 26, 2006
Net income	$914	245

Foreign currency translation adjustment, net	(29)	(91)

Total comprehensive income	$885	154

9.	ACCRUED EXPENSES

Accrued expenses as of April 1, 2007 and December 31, 2006 consisted (in thousands):

	April 1, 2007	December 31, 2006
Payroll, payroll taxes and sub-vendor payments	$98,001	88,966
Vacation/retirement plans	3,509	2,948
Income taxes payable	—	2,525
Commissions	1,346	1,678
Interest	1,516	558
Other	3,095	4,093

	$107,467	100,768

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

CTS was subsequently named as a defendant in 15 other lawsuits concerning this accident in the Superior Court of California which have been consolidated with the Reyes case in a single coordinated action styled as the Gas Pipeline Explosion Cases in the Superior Court of California, Contra Costa County. Two co-defendants brought cross-claims against CTS. In addition, a company that provided insurance coverage to a private home and property damaged by the explosion brought a subrogation action against CTS. CTS denies any culpability for this accident. Following an investigation of the accident, Cal-OSHA issued citations to four unrelated contractors on the project, but declined to issue any citations against CTS. Although Cal-OSHA did not issue a citation against CTS, it will not be determinative in the pending civil cases.

CTS requested that its insurance carriers defend it in these actions, and the carrier under the primary policy appointed counsel and has defended CTS in these actions. As of March, 2007, CTS has settled with 16 of the 19 plaintiffs, in each case within the limits of its primary policy, except as described below. With the most recent settlements, the limits under the primary policy have been reached. The umbrella insurance carrier for CTS had previously denied the claims of CTS for coverage, claiming that the matter was within the policy exclusions. This carrier also initiated a declaratory action in Contra Costa County, California in which it asked the court to determine whether the claims against CTS were within the policy exclusions. In March 2007, CTS and this carrier reached a tentative settlement under which the carrier agreed to dismiss CTS from the declaratory action and defend and insure CTS in the remaining cases when the primary coverage limits have been reached, subject to an agreed upon contribution by CTS and the carrier’s reservation of rights to seek recovery against CTS for the claims of Mountain Cascade, Inc., a co-defendant not related to CTS that served as a contractor for East Bay Municipal Utility District. Management of CTS (and the Company) believes that any losses in respect of Mountain Cascade should be covered under the umbrella policy. However, the carrier has declined to release its reservation of rights as to this unresolved

Mountain Cascade claim, and the amount that CTS will be required to contribute to any settlement of or judgment on the remaining plaintiffs’ cases is not determinable. Accordingly, management of CTS (and the Company) cannot estimate the amount of losses that CTS may ultimately incur in connection with these cases, other than to estimate that any losses will be less than $1.5 million. No assurance can be given that the costs to CTS to resolve all remaining claims will be within management’s estimates.

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

The discussion set forth below supplements the information found in the audited consolidated financial statements and notes thereto included in the annual report on Form 10-K for the fiscal year ended December 31, 2006 of COMFORCE Corporation (“COMFORCE”) and its wholly-owned subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”).

Overview and Recent Developments

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employment related expenses for its employees, including workers compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses. The Company offers health, dental, 401(k), disability and life insurance to its eligible employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, resulting in significant outstanding receivables. To the extent the Company grows, these receivables will increase and there will be greater need for borrowing availability under the PNC Credit Facility. At April 22, 2007, the Company had outstanding $67.0 million principal amount under the PNC Credit Facility with remaining availability of up to $29.3 million, as defined in the loan agreement, to fund operations.

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

Critical Accounting Policies and Estimates

As disclosed in the annual report on Form 10-K for the fiscal year ended December 31, 2006, the discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates. Our most critical accounting policies relate to allowance for doubtful accounts, accrued workers compensation liability, goodwill impairment, and income taxes. Since December 31, 2006, there have been no changes in our critical accounting policies and no other significant changes to the methods used in the assumptions and estimates related to them.

Results of Operations

Three Months Ended April 1, 2007 compared to March 26, 2006

Net sales of services for the three months ended April 1, 2007 were $141.6 million, which represents a 4.9% increase from the $135.0 million in net sales of services recorded for the three months ended March 26, 2006. Net sales of services in the Human Capital Management Services segment increased by $8.2 million, or 10.4%, due to an increase in services provided to new and existing clients. Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary. In the Staff Augmentation segment, the decrease of $1.6 million, or 2.8%, is principally attributable to the decrease of services provided to technical and telecom customers, partially offset by an increase in services provided to information technology customers. The reduction in net sales of services in the telecom sector was due to a reduction in demand from our largest telecom client, in addition to the completion of a major project in the first quarter of 2006 in technical services.

Cost of services for the three months ended April 1, 2007 was 84.4% of net sales of services as compared to cost of services of 85.1% of net sales of services for the three months ended March 26, 2006. The cost of services as a percentage of net sales for the first quarter of 2007 decreased from the year ago quarter principally due to higher gross margins as a result of increased consultant consolidation services provided by the Human Capital Management Services segment and favorable workers compensation claims experience, partially offset by lower gross margins for telecom and information technology services.

Selling, general and administrative expenses as a percentage of net sales of services were 12.7% for the three months ended April 1, 2007, compared to 12.1% for the three months ended March 26, 2006. The $1.7 million increase in selling, general and administrative expenses is primarily due to higher personnel costs incurred to support the increase in consultant consolidation services provided in the Human Capital Management Services segment discussed above and an increase of corporate expenses associated with personnel costs and professional fees.

Operating income for the three months ended April 1, 2007 was $3.6 million, or 2.5% of net sales, as compared to operating income of $3.1 million, or 2.3% of net sales, for the three months ended March 26, 2006. The Company’s higher operating income for the first quarter of 2007 is principally due to an increase in net sales of services and gross margins in the Human Capital Management Services segment, partially offset by an increase in selling, general, and administrative expenses discussed above.

The Company’s interest expense for the three months ended April 1, 2007 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $2.0 million for the first quarter of 2007 was lower as compared to the interest expense of $2.4 million for the first quarter of 2006. This reduction was principally due to the repurchase of $23.4 million of Senior Notes during 2006. These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average interest rates and borrowings in the first quarter of 2007 as compared to the year ago period. The Company also expects interest expense reductions in future periods due to the 2006 redemption and repurchase of its Senior Notes.

The income tax provision for the three months ended April 1, 2007 was $652,000 (a rate of 41.6%) on income before income taxes of $1.6 million. The income tax provision for the three months ended March 26, 2006 was $429,000 (a rate of 63.6%) on income before income taxes of $674,000. The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for the respective periods relates primarily to state income taxes and a disallowance for non-deductible expenses and adjustments to tax contingencies for 2006.

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

Off-Balance Sheet and Contractual Obligations: As of April 1, 2007, we had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below. The following table represents contractual commitments associated with operating lease agreements, employment agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2007	2008	2009	2010	Thereafter
Operating Leases	$1,961	$2,189	$1,923	$978	$696
Employment Agreements	674	946	—	—	—
PNC Credit Facility—principal repayments	—	—	—	70,573	—
Senior Notes—principal repayments	—	—	—	22,890	—
Convertible Note—principal repayments	—	—	1,520	—	—

Total	$2,635	$3,135	$3,443	$94,441	$696

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

The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The PNC Credit Facility contains various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness. The maturity date of the PNC Credit Facility is July 24, 2010. The Company was in compliance with all financial covenants under the PNC Credit Facility at April 1, 2007.

The Company also had standby letters of credit outstanding under the PNC Credit Facility at April 1, 2007 in the aggregate amount of $5.0 million.

During the three months ended April 1, 2007, the Company’s primary sources of funds were $5.2 million of cash provided by financing activities, which was offset by cash used in operations activities of $4.0 million and $1.8 million of capital expenditures. The changes in working capital primarily related to the increase in business in the Human Capital Management Services segment. Cash and cash equivalents decreased $583,000 during the first quarter of 2007.

At April 1, 2007, the Company had outstanding $70.6 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 7.29% per annum. At such date, the Company had remaining availability of up to $24.4 million, as defined in the agreement, under the PNC Credit Facility.

At April 1, 2007, the Company also had outstanding (i) $22.9 million principal amount of Senior Notes bearing interest at 12% per annum and (ii) $1.5 million principal amount of Convertible Notes bearing interest at 8% per annum.

The Company has made significant progress in improving its capital structure through the elimination of long-term debt through the purchase, redemption or exchange of Senior Notes, Convertible Notes and other instruments. Since June 2000, the Company has reduced its public debt from $138.8 million to $22.9 million and its total long-term debt from $195.3 million to $95.0 million during the same period. The Company has reduced its annualized interest expense by borrowing at the lower rates available under the PNC Credit Facility to effectuate the repurchase or redemption of long-term debt and by exchanging preferred stock and lower interest rate Convertible Notes for public debt.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI. Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE. The Indenture imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE. Under the Indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the Indenture, the most significant component of which is based upon 50% of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision. In calculating net income for this purpose, under the terms of the Indenture, the Company must apply generally accepted accounting principles as in effect at the time the Indenture was entered into in 1997. Principally as a result of distributions made, and losses incurred by COI in prior years, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the Indenture until COI generates additional net income of approximately $8.8 million. However, COMFORCE has approximately $2.0 million available at April 1, 2007 from proceeds it has generated from the sale of stock, principally upon the exercise of options and warrants. This $2.0 million may be used by COMFORCE to pay interest and principal on the Convertible Notes or for other business purposes.

The Company’s Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at April 1, 2007 there were cumulated, unpaid and undeclared dividends of $1.9 million on the Series 2003A Preferred Stock, $135,000 on the Series 2003B Preferred Stock and $1.2 million on the Series 2004A Preferred Stock. If such dividends and underlying instruments were converted to voting or non-voting common stock, the aggregate amount would equal 13.5 million shares.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next 12 months. The Company was in compliance with all financial covenants under the PNC Credit Facility at April 1, 2007 and expects to remain in compliance for the next 12 months. If additional funding is required for capital expenditures in 2007, we intend to make a request for needed funds under the PNC Credit Facility.

The Company is currently undergoing audits for certain state and local tax returns. The results of these audits are not expected to have a material effect upon the results of operations.

Impact of Recently Issued Accounting Standards

In June 2006, the Emerging Issues Task Force issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of this issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company’s historical and future practice is to present these taxes on a net basis and, therefore, there was no impact on its financial position or results of operations upon its adoption of EITF 06-03 in fiscal 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has adopted SFAS 157 effective January 1, 2007, which adoption did not have an impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value. A company must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has adopted SFAS 159 effective January 1, 20077, which adoption did not have an impact on its financial position or results of operations.

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

Forward Looking Statements

We have made statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under this Item 2, as well as in other sections of this report that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “forecasts,” “projects,” “predicts,” “intends,” “potential,” “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business and industry. These statements are only predictions based on our current expectations and projections about future events.

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

•	any of the other factors described under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company’s annual report on Form 10-K for the year ended December 31, 2006. There has been no material change in the disclosure regarding market risk.

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

Since the date of the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2006, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such Form 10-K.

ITEM 1A.	RISK FACTORS.

Since the date of the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2006, there have been no material changes to the risk factors described under Item 1A in such Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

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
Date: May 7, 2007