Form 10-Q
period 2007-07-01
COMFORCE CORP
filed 2007-08-08
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2007
Common stock, $.01 par value	17,385,550 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	July 1, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$1,431	3,782
Accounts receivable, less allowance of $195 in 2007 and 2006	116,698	114,079
Funding and service fees receivable, less allowance of $81 in 2007 and 2006	12,721	13,170
Prepaid expenses and other current assets	3,856	3,863
Deferred income taxes, net	837	1,500
Total current assets	135,543	136,394

Deferred income taxes, net	1,030	263
Property and equipment, net	7,217	5,376
Deferred financing costs, net	582	765
Goodwill	32,073	32,073
Other assets, net	242	267
Total assets	$176,687	175,138

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,631	3,281
Accrued expenses	96,144	100,768
Total current liabilities	97,775	104,049

Long-term debt (including related party debt of $1,581 in 2007 and $1,520 in 2006)	91,257	89,770
Other liabilities	1,027	34
Total liabilities	190,059	193,853

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 17,385,550 and 17,370,551 shares issued and outstanding at July 1, 2007 and December 31, 2006, respectively	174	174
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized; 6,148 shares issued and outstanding at July 1, 2007 and December 31, 2006, with an aggregate liquidation preference of $8,158 at July 1, 2007 and $7,928 at December 31, 2006	4,304	4,304
Series 2003B, 3,500 shares authorized; 513 shares issued and outstanding at July 1, 2007 and December 31, 2006, with an aggregate liquidation preference of $657 at July 1, 2007 and $638 at December 31, 2006	513	513
Series 2004A, 15,000 shares authorized; 6,737 shares issued and outstanding at July 1, 2007 and December 31, 2006, with an aggregate liquidation preference of $8,031 at July 1, 2007 and $7,778 at December 31, 2006	10,264	10,264
Additional paid-in capital	48,339	48,190
Accumulated other comprehensive income	(107)	55
Accumulated deficit	(76,859)	(82,215)
Total stockholders’ deficit	(13,372)	(18,715)
Total liabilities and stockholders’ deficit	$176,687	175,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2007	June 25, 2006 (1)	July 1, 2007	June 25, 2006 (1)

Net sales of services	$149,696	$143,577	$291,299	$278,578

Costs and expenses:
Cost of services	126,442	121,424	245,896	236,264
Selling, general and administrative expenses	18,530	17,086	36,485	33,373
Depreciation and amortization	702	814	1,339	1,550
Total costs and expenses	145,674	139,324	283,720	271,187

Operating income	4,022	4,253	7,579	7,391

Other income (expense):
Interest expense	(2,015)	(2,484)	(4,049)	(4,930)
Loss on debt extinguishment	(424)	(18)	(424)	(18)
Other income (expense), net	297	218	340	200
	(2,142)	(2,284)	(4,133)	(4,748)

Income before income taxes	1,880	1,969	3,446	2,643
Provision for income taxes	806	962	1,458	1,391
Net income	$1,074	$1,007	$1,988	$1,252

Dividends on preferred stock	251	251	502	502

Net income available to common stockholders	$823	$756	$1,486	$750

Basic income per common share	$0.05	$0.04	$0.09	$0.04

Diluted income per common share	$0.03	$0.03	$0.06	$0.04

Weighted average common shares outstanding, basic	17,386	17,335	17,384	17,285
Weighted average common shares outstanding, diluted	32,165	31,319	31,899	26,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)  Revised for the adoption of SAB 108 effective December 26, 2005.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Six months Ended
	July 1, 2007	June 25, 2006

Cash flows from operating activities:
Net income	$1,988	1,252

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	1,339	1,532
Amortization of intangible assets	-	18
Amortization of deferred financing fees	107	248
Net recoveries of bad debts	(7)	(40)
Deferred income taxes	-	77
Interest expense paid by the issuance of convertible notes	61	57
Loss on repurchase of Senior Notes	424	18
Tax benefit from stock option exercises	(4)	(121)
Share-based payment compensation expense	90	98
Changes in assets and liabilities:
Accounts, funding and service fees receivable	(2,429)	(2,971)
Prepaid expenses and other assets	497	869
Accounts payable and accrued expenses	(3,435)	7,590
Income tax receivable	378	27
Net cash (used in) provided by operating activities	(991)	8,654
Cash flows from investing activities:
Purchases of property and equipment	(2,457)	(1,299)
Net cash used in investing activities	(2,457)	(1,299)

Cash flows from financing activities:
Net repayments under capital lease obligations	(41)	(6)
Net borrowings (repayments) under line of credit agreements	11,426	(5,077)
Repurchases of Senior Notes	(10,300)	(2,005)
Tax benefit from stock option exercises	4	121
Debt financing costs	(13)	-
Proceeds from exercise of stock options	21	169
Net cash provided (used in) by financing activities	1,097	(6,798)

Net (decrease) increase in cash and cash equivalents	(2,351)	557
Cash and cash equivalents at beginning of period	3,782	8,417
Cash and cash equivalents at end of period	$1,431	8,974

Supplemental disclosures:
Cash paid for:
Interest	$3,976	4,738
Income taxes	1,143	1,776

Supplemental schedule of significant non-cash financing activities:
Capital lease obligations incurred for the purchase of new equipment	723	-

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

The accompanying unaudited interim condensed consolidated financial statements of COMFORCE and its subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.  Management believes that the disclosures made are adequate to ensure that the information presented is not misleading; however, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.  The results for the three and six month periods ended July 1, 2007 are not necessarily indicative of the results of operations that might be expected for the entire year.

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

During the second quarter of 2007, the Company recorded $89,600 of compensation expense relating to the awarding of stock option grants, which options immediately vested.  The compensation expense has been recorded within selling, general and administrative expenses.  In addition, the Company recorded an income tax benefit of $35,000 in the accompanying statements of operations related to these grants.  For the six months ended June 25, 2006, $98,000 of compensation expense has been recorded within selling, general and administrative expense and the Company has recorded an income tax benefit of $38,000 in the accompanying statements of operations for options granted during the second quarter of 2006, which options immediately vested.

The Company estimates the fair value of share-based payments using the Black-Scholes option pricing model.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted were $1.28 during the six months ended July 1, 2007 and $1.40 during the six months ended June 25, 2006.  In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the six month periods are listed in the table below:

	Six Months Ended
	July 1, 2007	June 25, 2006

Expected dividend yield	0.0%	0.0%
Expected volatility	49.0%	55.0%
Risk-free interest rate	5.18%	5.0%
Expected term (years)	5	5

The Company estimates expected volatility based primarily on historical daily price changes of the Company’s stock and other known or expected trends.  The risk-free interest rate is based on the United States (“U.S.”) treasury yield curve in effect at the time of grant.  The expected term of these awards was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107.

4.           DEBT

 Long-term debt at July 1, 2007 and December 31, 2006, consisted of (in thousands):

	July 1, 2007	December 31, 2006

12% Senior Notes, due December 1, 2010	$12,890	22,890
8% Subordinated Convertible Note, due December 2, 2009	1,581	1,520
Revolving line of credit, due July 24, 2010, with interest payable at prime plus 0.5% and/or LIBOR plus 1.75% with a weighted average rate of 7.31% at July 1, 2007, and 7.25% at December 31, 2006	76,786	65,360
Total long-term debt	$91,257	89,770

Contractual maturities of long-term debt are as follows (in thousands):

2009	$1,581
2010	89,676
Total	$91,257

Senior Notes:  In November 1997, COI issued $110 million original principal amount of its 12% Senior Notes due December 1, 2007, subsequently extended until December 1, 2010 (the “Senior Notes”), principally to fund its acquisition of Uniforce Services, Inc.  On June 28, 2007, COI redeemed $10.0 million principal amount of Senior Notes at a redemption price equal to 103% of the principal amount, plus accrued interest.   The total redemption price, including accrued interest from June 1, 2007 to the redemption date, was $10.4 million.  As a result of this redemption, the Company recognized a loss on debt extinguishment of $424,000 in the second quarter of 2007, including the write-off of $124,000 of deferred financing costs.  See also the discussion in this note 4 under “Revolving Line of Credit.”  The Senior Notes provide for semi-annual payments of interest at the rate of 12% per annum.

The Senior Notes are governed by an indenture (the “Indenture”) under which Wilmington Trust Company serves as the trustee.  The Indenture contains a number of significant restrictions and covenants (with which COI believes it was in compliance at July 1, 2007) that require COI to ensure among other things that:

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

Under the terms of the Convertible Note prior to this amendment, interest was to be payable only in cash beginning with the interest payment due on June 1, 2005.  This amendment extended, for the balance of the term, the provision allowing the Company to pay interest either in cash or in kind, and as a result the debt service costs associated with the Convertible Note have been satisfied through additions to principal through June 1, 2007 (the most recent semi-annual interest payment date).  Additional principal is convertible into common stock on the same basis as other amounts outstanding under the Convertible Note, which provides for conversion into common stock at the rate of $1.70 per share.  As a result of its election to pay interest in kind under the Convertible Note, the Company recognized beneficial conversion features of $35,000 during the first six months of 2007 and $60,000 during fiscal 2006 which resulted in an increase in deferred financing costs and paid-in capital.  The Convertible Note may be prepaid in whole or in part, provided that the market value of the Company’s common stock exceeds $2.13 for a specified period of time.  The holder has 10 days to convert the Convertible Notes following notice of prepayment.

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

Revolving Line of Credit:  At July 1, 2007, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, were parties to a $110.0 million Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.

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

*as defined in the PNC Credit Facility loan documents

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

The PNC Credit Facility generally permits the Company to use up to $15.0 million in loan proceeds annually to repurchase its Senior Notes so long as the remaining availability under the facility, as defined in the agreement, is at least $7.5 million for the specified measurement period.  To enable the Company to effect the redemption of its Senior Notes in 2006, PNC permitted the Company to use (and it did use) $25.0 million of loan proceeds to pay the redemption price of the Senior Notes, subject to a reduction of the maximum funds available to repurchase or redeem Senior Notes in 2007.   The PNC Credit Facility permits the Company to carryover from any prior calendar year any unused portion of this amount, so long as the other criteria for borrowing are then satisfied.  As described above in this note 4 under “Senior Notes,” on June 28, 2007, COI redeemed $10.0 million principal amount of Senior Notes at a redemption price equal to 103% of the principal amount, plus accrued interest.   The Company used loan proceeds under its bank credit facility to pay the entire redemption price of $10.4 million.

At July 1, 2007, the Company had remaining availability, as defined in the agreement, under the PNC Credit Facility of up to $10.1 million.  As of July 1, 2007, the Company had outstanding $5.0 million of standby letters of credit under this facility. The Company was in compliance with all financial covenants under the PNC Credit Facility at July 1, 2007.

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

	Three Months Ended		Six Months Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Basic income per common share:
Net income	$1,074	$1,007	$1,988	$1,252
Deduct dividends on preferred stock:
Series 2003A	115	115	230	231
Series 2003B	10	10	19	19
Series 2004A	126	126	253	252
	251	251	502	502
Income available to common stockholders	$823	$756	$1,486	$750

Weighted average common shares outstanding	17,386	17,335	17,384	17,285

Basic income per common share	$0.05	$0.04	$0.09	$0.04

Diluted income per common share:
Income available to common stockholders	$823	$756	$1,486	$750
Add dividends on preferred stock:
Series 2003A	115	115	230	231
Series 2003B	10	10	19	19
Series 2004A	126	126	253	--
	251	251	502	250
Add after tax equivalent of interest expense on 8% Subordinated Convertible Note	19	17	37	35

Income for purposes of computing diluted income per common share	$1,093	$1,024	$2,025	$1,035

Weighted average common shares outstanding	17,386	17,335	17,384	17,285
Dilutive stock options	351	434	307	415

Assumed conversion of 8% Subordinated Convertible Note	918	847	900	833
Assumed conversion of Preferred Stock:
Series 2003A	7,660	7,221	7,550	7,111
Series 2003B	1,200	1,129	1,182	1,111
Series 2004A	4,650	4,353	4,576	--

Weighted average common shares outstanding for purposes of computing diluted income per share	32,165	31,319	31,899	26,755
Diluted income per common share	$0.03	$0.03	$0.06	$0.04

As of June 25, 2006, 4.3 million shares issuable upon the conversion of the Series 2004A Preferred Stock were excluded from the above calculations as their effect would have been anti-dilutive.

In addition, options and warrants to purchase 1.4 million and 1.2 million shares of common stock were outstanding as of July 1, 2007 and June 25, 2006, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

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

The table below presents information on the revenues and operating contribution for each segment for the three and six month periods ended July 1, 2007 and June 25, 2006, and items which reconcile segment operating contribution to COMFORCE’s reported income before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	June 25, 2006	July 1,2007	June 25, 2006
Net sales of services:
Human Capital Management Services	$94,011	$85,362	$180,998	$164,181
Staff Augmentation	54,859	57,216	108,642	112,564
Financial Outsourcing Services	826	999	1,659	1,833
	$149,696	$143,577	$291,299	$278,578
Operating contribution:
Human Capital Management Services	$4,321	$4,131	$8,181	$7,027
Staff Augmentation	4,593	4,886	8,915	9,519
Financial Outsourcing Services	676	757	1,375	1,375
	9,590	9,774	18,471	17,921
Consolidated expenses:
Corporate general and administrative expenses	4,866	4,707	9,553	8,980
Depreciation and amortization	702	814	1,339	1,550
Interest and other, net	1,718	2,266	3,709	4,730
Loss on debt extinguishment	424	18	424	18
	7,710	7,805	15,025	15,278
Income before income taxes	$1,880	$1,969	$3,446	$2,643

Total assets:

	At July 1, 2007	At December 31, 2006

Human Capital Management Services	$91,872	91,836
Staff Augmentation	56,899	54,316
Financial Outsourcing Services	12,721	13,170
Corporate	15,195	15,816
	$176,687	175,138

7.           NEW ACCOUNTING STANDARDS

In June 2006, the Emerging Issues Task Force issued EITF 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of this issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company’s historical and future practice is to present these taxes on a net basis and, therefore, there was no impact on its financial position or results of operations upon its adoption of EITF 06-03 in fiscal 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has early adopted SFAS 157 effective January 1, 2007, which adoption did not have an impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS 159").  SFAS 159 permits companies to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value.  A company must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company has early adopted SFAS 159 effective January 1, 2007, which adoption did not have an impact on its financial position or results of operations.

8.           ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).  The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position.  The tax benefits recognized in the financial statements from such tax position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods, and requires increased disclosures.

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

9.           COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006

Net income	$1,074	$1,007	$1,988	$1, 252

Foreign currency translation adjustment, net of tax	(133)	(39)	(162)	(130)
Total comprehensive income	$941	$968	$1,826	$1,122

10.           ACCRUED EXPENSES

Accrued expenses as of July 1, 2007 and December 31, 2006 consisted (in thousands):

	July 1, 2007	December 31, 2006

Payroll, payroll taxes and sub-vendor payments	$86,601	88,966
Vacation/retirement plans	3,945	2,948
Income taxes payable	-	2,525
Commissions	1,620	1,678
Interest	554	558
Other	3,424	4,093
	$96,144	100,768

11.           LITIGATION AND CONTINGENCIES

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

CTS requested that its insurance carriers defend it in these actions, and the carrier under the primary policy appointed counsel and has defended CTS in these actions.  As of June, 2007, CTS has settled with 17 of the 19 plaintiffs, in each case within the limits of its primary policy, except as described below.  With the most recent settlements, the limits under the primary policy have been reached.  The umbrella insurance carrier for CTS had previously denied the claims of CTS for coverage, claiming that the matter was within the policy exclusions.  This carrier also initiated a declaratory action in Contra Costa County, California in which it asked the court to determine whether the claims against CTS were within the policy exclusions.  In March 2007, CTS and this carrier reached a tentative settlement under which the carrier agreed to dismiss CTS from the declaratory action and defend and insure CTS in the remaining cases when the primary coverage limits have been reached, subject to an agreed upon contribution by CTS and the carrier's reservation of rights to seek recovery against CTS for the claims of Mountain Cascade, Inc., a co-defendant not related to CTS that served as a contractor for East Bay Municipal Utility District.  Management of CTS (and the Company) believes that any losses in respect of Mountain Cascade should be covered under the umbrella policy.  However, the carrier has declined to release its reservation of rights as to this unresolved Mountain Cascade claim, and the amount that CTS will be required to contribute to any settlement of or judgment on the remaining plaintiffs’ cases is not determinable.  Accordingly, management of CTS (and the Company) cannot estimate the amount of losses that CTS may ultimately incur in connection with these cases, if any, other than to estimate that any losses will be less than $1.5 million. No assurance can be given that the costs to CTS to resolve all remaining claims will be within management’s estimates.

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

Overview and Recent Developments

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employment related expenses for its employees, including workers compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses.  The Company offers health, dental, 401(k), disability and life insurance to its eligible employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, resulting in significant outstanding receivables. To the extent the Company grows, these receivables will increase and there will be greater need for borrowing availability under the PNC Credit Facility.  At July 22, 2007, the Company had outstanding $76.1 million principal amount under the PNC Credit Facility with remaining availability of up to $12.8 million, as defined in the loan agreement, to fund operations.

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

On June 28, 2007, COI redeemed $10.0 million principal amount of Senior Notes at a redemption price equal to 103% of the principal amount, plus accrued interest.   The total redemption price, including accrued interest from June 1, 2007 to the redemption date, was $10.4 million.  The Company used loan proceeds under its bank credit facility to pay the entire redemption price.

 Management of the Company has observed improvement in the business environment for staffing companies beginning in the first quarter of 2003.  Industry statistics have generally supported management’s observations including, since the beginning of 2004, continued job creation in the United States; however management is unsure how long these trends will continue in the future.

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

Results of Operations

Three Months Ended July 1, 2007 compared to June 25, 2006

Net sales of services for the three months ended July 1, 2007 were $149.7 million, which represents a 4.3% increase from the $143.6 million in net sales of services recorded for the three months ended June 25, 2006.  Net sales of services in the Human Capital Management Services segment increased by $8.6 million, or 10.1%, due to an increase in services provided to new and existing clients.  Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary.  In the Staff Augmentation segment, the decrease of $2.4 million, or 4.1%, is principally attributable to the decrease of services provided to technical and telecom customers, partially offset by an increase in services provided to information technology customers.  The reduction in net sales of services in the telecom sector was due to a reduction in demand from our largest telecom client.

Cost of services for the three months ended July 1, 2007 was 84.5% of net sales of services as compared to cost of services of 84.6% of net sales of services for the three months ended June 25, 2006.  The cost of services as a percentage of net sales for the second quarter of 2007 slightly decreased from the year ago quarter principally due to higher gross margins as a result of increased consultant consolidation services provided by the Human Capital Management Services segment and lower state unemployment rates, partially offset by lower gross margins for telecom services.

Selling, general and administrative expenses as a percentage of net sales of services were 12.4% for the three months ended July 1, 2007, compared to 11.9% for the three months ended June 25, 2006.  The $1.4 million increase in selling, general and administrative expenses is primarily due to higher personnel costs incurred to support the increase in consultant consolidation services provided in the Human Capital Management Services segment discussed above.

Operating income for the three months ended July 1, 2007 was $4.0 million, or 2.7% of net sales, as compared to operating income of $4.3 million, or 3.0% of net sales, for the three months ended June 25, 2006.  The Company’s lower operating income for the second quarter of 2007 is principally due to an increase in selling, general, and administrative expenses discussed above, partially offset by an increase in net sales of services and higher gross margins, primarily in the Human Capital Management Services segment.

The Company’s interest expense for the three months ended July 1, 2007 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $2.0 million for the second quarter of 2007 was lower as compared to the interest expense of $2.5 million for the second quarter of 2006.  This reduction was principally due to the repurchase and redemption of $23.4 million of Senior Notes during 2006. These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average interest rates and borrowings in the second quarter of 2007 as compared to the year ago period.  The Company also expects further interest expense reductions in future periods due to the redemption of $10.0 million principal amount of its Senior Notes on June 28, 2007 (see note “Overview and Recent Developments” in this Item 2).  As a result of this redemption, the Company recognized a loss on debt extinguishment of $424,000, including a reduction of $124,000 of deferred financing costs.

The income tax provision for the three months ended July 1, 2007 was $806,000 (a rate of 42.9%) on income before income taxes of $1.9 million.   The income tax provision for the three months ended June 25, 2006 was $1.0 million (a rate of 48.8%) on income before income taxes of $2.0 million.  The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for the respective periods relates primarily to state income taxes and a disallowance for non-deductible expenses, as well as adjustments to tax contingencies during  2006.

Six Months Ended July 1, 2007 compared to June 25, 2006

Net sales of services for the six months ended July 1, 2007 were $291.3 million, which represents a 4.6% increase from the $278.6 million in net sales of services recorded for the six months ended June 25, 2006.  Net sales of services in the Human Capital Management Services segment increased by $16.8 million, or 10.2%, due to an increase in services provided to new and existing clients.  Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary.  In the Staff Augmentation segment, the decrease of $3.9 million, or 3.5%, is principally attributable to the decrease of services provided to technical and telecom customers, partially offset by an increase in services provided to information technology customers.  The reduction in net sales of services in the telecom sector was due to a reduction in demand from our largest telecom client, in addition to the completion of a major project in the first quarter of 2006 in technical services.

Cost of services for the six months ended July 1, 2007 was 84.4% of net sales of services as compared to cost of services of 84.8% of net sales of services for the six months ended June 25, 2006.  The cost of services as a percentage of net sales for the six months ended July 1, 2007 decreased from a,year ago principally due to higher gross margins as a result of increased consultant consolidation services provided by the Human Capital Management Services segment and lower state unemployment rates and favorable workers compensation claims experience, partially offset by lower gross margins for telecom services.

Selling, general and administrative expenses as a percentage of net sales of services were 12.5% for the six months ended July 1, 2007, compared to 12.0% for the six months ended June 25, 2006.  The $3.1 million increase in selling, general and administrative expenses is primarily due to higher personnel costs incurred to support the increase in consultant consolidation services provided in the Human Capital Management Services segment discussed above.

Operating income for the six months ended July 1, 2007 was $7.6 million, or 2.6% of net sales, as compared to operating income of $7.4 million, or 2.6% of net sales, for the six months ended June 25, 2006.  The Company’s operating income for the first six months of 2007 is comparable to 2006 principally due to an increase in net sales of services and higher gross margins in the Human Capital Management Services segment, which were offset by an increase in selling, general, and administrative expenses discussed above.

The Company’s interest expense for the six months ended July 1, 2007 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $4.0 million for the first six months of 2007 was lower as compared to the interest expense of $4.9 million for the first six months of 2006.  This reduction was principally due to the repurchase and redemption of $23.4 million of Senior Notes during 2006. These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average interest rates and borrowings in the first six months of 2007 as compared to the first six months of 2006.  The Company also expects further interest expense reductions in future periods due to the redemption of $10.0 million principal amount of its Senior Notes on June 28, 2007 (see “Overview and Recent Developments” in this Item 2).  As a result of this redemption, the Company recognized a loss on debt extinguishment of $424,000, including a reduction of $124,000 of deferred financing costs.

The income tax provision for the six months ended July 1, 2007 was $1.5 million (a rate of 42.3%) on income before income taxes of $3.4 million.   The income tax provision for the six months ended June 25, 2006 was $1.4 million (a rate of 52.6%) on income before income taxes of $2.6 million.  The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for the respective periods relates primarily to state income taxes, as well as a disallowance for non-deductible expenses and adjustments to tax contingencies during 2006.

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

Off-Balance Sheet and Contractual Obligations: As of July 1, 2007, we had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below.  The following table represents contractual commitments associated with operating lease agreements, employment agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2007	2008	2009	2010	Thereafter

Operating Leases	$1,307	$2,189	$1,923	$978	$696
Employment Agreements	481	1,012	-	-	-
PNC Credit Facility- principal repayments	-	-	-	76,786	-
Senior Notes - principal repayments	-	-	-	12,890	-
Convertible Note - principal repayments	-	-	1,581	-	-
Total	$1,788	$3,201	$3,504	$90,654	$696

COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, are parties to the $110.0 million PNC Credit Facility with PNC, as a lender and administrative agent, and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.  The Company entered into the PNC Credit Facility in June 2003 and it has been subject to seven amendments.

The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The PNC Credit Facility contains various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness.  The maturity date of the PNC Credit Facility is July 24, 2010.  The Company was in compliance with all financial covenants under the PNC Credit Facility at July 1, 2007.

The Company also had standby letters of credit outstanding under the PNC Credit Facility at July 1, 2007 in the aggregate amount of $5.0 million.

During the six months ended July 1, 2007, the Company used cash of $991,000 from its operating activities, which was principally due to an increase in working capital related to the Human Capital Management Services segment.  The Company also used cash of $2.5 million in investing activities due to the purchases of property and equipment.  In addition, the cash provided by financing activities of $1.1 million is primarily a result of increased borrowings of $11.4 million under the PNC Credit Facility, partially offset by $10.3 million for the redemption of Senior Notes.

At July 1, 2007, the Company also had outstanding (i) $12.9 million principal amount of Senior Notes bearing interest at 12% per annum and (ii) $1.6 million principal amount of Convertible Notes bearing interest at 8% per annum.  As described above in this Item 2 under “Overview and Recent Developments,” on June 28, 2007, COI redeemed $10.0 million principal amount of Senior Notes at a redemption price of $10.4 million (including accrued interest).   The Company used loan proceeds under the PNC Credit Facility to pay the entire redemption price.  At July 1, 2007, the Company had outstanding $76.8 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 7.3% per annum.  At such date, the Company had remaining availability of up to $10.1 million, as defined in the agreement, under the PNC Credit Facility.

The Company has made significant progress in improving its capital structure through the elimination of long-term debt through the repurchase, redemption or exchange of Senior Notes, Convertible Notes and other instruments.  Since June 2000, the Company has reduced its public debt from $138.8 million to $12.9 million and its total long-term debt from $195.3 million to $91.3 million during the same period.  The Company has reduced its annualized interest expense by borrowing at the lower rates available under the PNC Credit Facility to effectuate the repurchase or redemption of long-term debt and by exchanging preferred stock and lower interest rate Convertible Notes for public debt.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI.  Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE.  The Indenture imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE.  Under the Indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the Indenture, the most significant component of which is based upon 50% of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision.   In calculating net income for this purpose, under the terms of the Indenture, the Company must apply generally accepted accounting principles as in effect at the time the Indenture was entered into in 1997.  Principally as a result of distributions made, and losses incurred by COI in prior years, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the Indenture until COI generates additional net income of approximately $8.1 million.  However, COMFORCE has approximately $2.0 million available at July 1, 2007 from proceeds it has generated from the sale of stock, principally upon the exercise of options and warrants. This $2.0 million may be used by COMFORCE to pay interest and principal on the Convertible Notes or for other business purposes.

The Company’s Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at July 1, 2007 there were cumulated, unpaid and undeclared dividends of $2.0 million on the Series 2003A Preferred Stock, $144,000 on the Series 2003B Preferred Stock and $1.3 million on the Series 2004A Preferred Stock.  If such dividends and underlying instruments were converted to voting or non-voting common stock, the aggregate amount would equal 13.7 million shares.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next 12 months.  The Company was in compliance with all financial covenants under the PNC Credit Facility at July 1, 2007 and expects to remain in compliance for the next 12 months.

The Company is currently undergoing audits for certain state and local tax returns.  The results of these audits are not expected to have a material effect upon the results of operations.

Impact of Recently Issued Accounting Standards

In June 2006, the Emerging Issues Task Force issued EITF 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of this issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The Company’s historical and future practice is to present these taxes on a net basis and, therefore, there was no impact on its financial position or results of operations upon its adoption of EITF 06-03 in fiscal 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has early adopted SFAS 157 effective January 1, 2007, which adoption did not have an impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS 159").  SFAS 159 permits companies to elect, at specified election dates, to measure eligible financial instruments and certain other items at fair value.  A company must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company has early adopted SFAS 159 effective January 1, 20077, which adoption did not have an impact on its financial position or results of operations.

Seasonality

The Company’s quarterly operating results are affected primarily by the number of billing days in the quarter and the seasonality of its customers’ businesses.  Demand for technical and engineering services and IT services has historically been lower during the second half of the fourth quarter through the following second quarter, and, generally shows gradual improvement until the second half of the fourth quarter.

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

•	increases in interest rates, which could significantly increase our interest expense under the PNC Credit Facility;

•	our inability to successfully develop new services or enhance our existing services as the markets in which we compete grow more competitive;

•	unfavorable development in our business may result in the necessity of writing off goodwill in future periods;

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 12, 2007, the annual meeting of the stockholders of the Company was held.  At this meeting, the stockholders voted (1) to elect directors for a term of one year, and (2) to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 30, 2007.

In the election of directors, the following individuals were elected to the board of directors upon the vote shown below.

Nominee	For	Withheld

John C. Fanning	15,637,922	42,858
Harry V. Maccarrone	15,614,939	65,841
Rosemary Maniscalco	15,614,492	66,288
Kenneth J. Daley	15,644,029	36,751
Daniel Raynor	15,644,103	36,677
Gordon Robinett	15,613,249	67,531
Pierce J. Flynn	15,643,195	37,585

The proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm was approved.   The votes were cast as follows:

For	Against	Abstentions

15,640,604	18,362	22,812

ITEM 5.                      OTHER INFORMATION.

None.

ITEM 6.                      EXHIBITS.

10.1
Amendment No. 7 to Revolving Credit and Security Agreement dated as of May 24, 2007 among the Company and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders.

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
Date: August 7, 2007