Form 10-Q
period 2007-09-30
COMFORCE CORP
filed 2007-11-07
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐         No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2007
Common stock, $.01 par value	17,387,553 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$4,200	3,782
Accounts receivable, less allowance of $144 in 2007 and $195 in 2006	118,453	114,079
Funding and service fees receivable, less allowance of $64 in 2007 and $81 in 2006	13,557	13,170
Prepaid expenses and other current assets	4,064	3,863
Deferred income taxes, net	836	1,500
Total current assets	141,110	136,394

Deferred income taxes, net	1,037	263
Property and equipment, net	7,652	5,376
Deferred financing costs, net	534	765
Goodwill	32,073	32,073
Other assets, net	246	267
Total assets	$182,652	175,138

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,375	3,281
Accrued expenses	100,562	100,768
Total current liabilities	102,937	104,049

Long-term debt (including related party debt of $1,581 in 2007 and $1,520 in 2006)	90,471	89,770
Other liabilities	936	34
Total liabilities	194,344	193,853

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 17,387,553 and 17,370,551 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	174	174
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized; 6,148 shares issued and outstanding at September 30, 2007 and December 31, 2006, with an aggregate liquidation preference of $8,273 at September 30, 2007 and $7,928 at December 31, 2006	4,304	4,304
Series 2003B, 3,500 shares authorized; 513 shares issued and outstanding at September 30, 2007 and December 31, 2006, with an aggregate liquidation preference of $667 at September 30, 2007 and $638 at December 31, 2006	513	513
Series 2004A, 15,000 shares authorized; 6,737 shares issued and outstanding at September 30, 2007 and December 31, 2006, with an aggregate liquidation preference of $8,158 at September 30, 2007 and $7,778 at December 31, 2006	10,264	10,264
Additional paid-in capital	48,345	48,190
Accumulated other comprehensive (loss) income	(222)	55
Accumulated deficit	(75,070)	(82,215)
Total stockholders’ deficit	(11,692)	(18,715)
Total liabilities and stockholders’ deficit	$182,652	175,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 24, 2006 (1)	September 30, 2007	September 24, 2006 (1)

Net sales of services	$150,667	$140,158	$441,966	$418,736

Costs and expenses:
Cost of services	127,503	118,207	373,399	354,471
Selling, general and administrative expenses	18,313	17,034	54,798	50,407
Depreciation and amortization	679	787	2,018	2,337
Total costs and expenses	146,495	136,028	430,215	407,215

Operating income	4,172	4,130	11,751	11,521

Other income (expense):
Interest expense	(1,872)	(2,292)	(5,921)	(7,222)
Loss on debt extinguishment	-	(151)	(424)	(169)
Other income (expense), net	363	64	703	264
	(1,509)	(2,379)	(5,642)	(7,127)

Income before income taxes	2,663	1,751	6,109	4,394
Provision for income taxes	874	816	2,332	2,207
Net income	$1,789	$935	$3,777	$2,187

Dividends on preferred stock	252	252	754	754

Net income available to common stockholders	$1,537	$683	$3 ,023	$1,433

Basic income per common share	$0.09	$0.04	$0.17	$0.08

Diluted income per common share	$0.06	$0.03	$0.12	$0.07

Weighted average common shares outstanding, basic	17,387	17,337	17,385	17,302
Weighted average common shares outstanding, diluted	32,341	31,420	31,903	26,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

(1)  Revised for the adoption of SAB 108 effective December 26, 2005.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months Ended
	September 30, 2007	September 24, 2006 (1)

Cash flows from operating activities:
Net income	$3,777	2,187

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,018	2,297
Amortization of intangible assets	-	40
Amortization of deferred financing costs	155	335
Net recoveries of bad debts	(5)	(80)
Deferred income taxes	68	77
Interest expense paid by the issuance of convertible notes	61	57
Loss on repurchase of Senior Notes	424	169
Tax benefit from stock option exercises	(5)	(123)
Share-based payment compensation expense	90	98
Changes in assets and liabilities:
Accounts, funding and service fees receivable	(5,211)	(8,908)
Prepaid expenses and other assets	212	721
Accounts payable and accrued expenses	1,691	15,681
Income tax receivable	451	37
Net cash provided by operating activities	3,726	12,588
Cash flows from investing activities:
Purchases of property and equipment	(3,570)	(1,973)
Net cash used in investing activities	(3,570)	(1,973)

Cash flows from financing activities:
Net repayments under capital lease obligations	(95)	(6)
Net borrowings under line of credit agreements	10,640	9,033
Repurchases of Senior Notes	(10,300)	(23,461)
Tax benefit from stock option exercises	5	123
Debt financing costs	(13)	(361)
Proceeds from exercise of stock options	25	174
Net cash provided by (used in) financing activities	262	(14,498)

Net increase (decrease) in cash and cash equivalents	418	(3,883)
Cash and cash equivalents at beginning of period	3,782	8,417
Cash and cash equivalents at end of period	$4,200	4,534

Supplemental disclosures:
Cash paid for:
Interest	$5,225	6,492
Income taxes	1,824	3,247

Supplemental schedule of significant non-cash financing activities:
Capital lease obligations incurred for the purchase of new equipment	724	-

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

The accompanying unaudited interim condensed consolidated financial statements of COMFORCE and its subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.  Management believes that the disclosures made are adequate to ensure that the information presented is not misleading; however, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.  The results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results of operations that might be expected for the entire year.

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

For the nine months ended September 30, 2007, the Company recorded $89,600 of compensation expense relating to the awarding of stock option grants in the second quarter of 2007, which options immediately vested.  The compensation expense has been recorded within selling, general and administrative expenses.  In addition, the Company recorded an income tax benefit of $35,000 in the accompanying statements of operations related to these grants.  For the nine months ended September 24, 2006, $98,000 of compensation expense has been recorded within selling, general and administrative expense and the Company has recorded an income tax benefit of $38,000 in the accompanying statements of operations for options granted during the second quarter of 2006, which options immediately vested.

The Company estimates the fair value of share-based payments using the Black-Scholes option pricing model.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted were $1.28 during the nine months ended September 30, 2007 and $1.40 during the nine months ended September 24, 2006.  In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the nine month periods are listed in the table below:

	Nine Months Ended
	September 30, 2007	September 24, 2006

Expected dividend yield	0.0%	0.0%
Expected volatility	49.0%	55.0%
Risk-free interest rate	5.2%	5.0%
Expected term (years)	5	5

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

4.        DEBT

 Long-term debt at September 30, 2007 and December 31, 2006, consisted of (in thousands):

	September 30, 2007	December 31, 2006

12% Senior Notes, due December 1, 2010	$12,890	22,890
8% Subordinated Convertible Note, due December 2, 2009	1,581	1,520
Revolving line of credit, due July 24, 2010, with interest payable at prime plus 0.5% and/or LIBOR plus 1.75% with a weighted average rate of 7.38% at September 30, 2007, and 7.25% at December 31, 2006	76,000	65,360
Total long-term debt	$90,471	89,770

Contractual maturities of long-term debt are as follows (in thousands):

2009	$1,581
2010	88,890
Total	$90,471

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

The Senior Notes are governed by an indenture (the “Indenture”) under which Wilmington Trust Company serves as the trustee.  The Indenture contains a number of significant restrictions and covenants (with which COI believes it was in compliance at September 30, 2007) that require COI to ensure among other things that:

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

Under the terms of the Convertible Note prior to this amendment, interest was to be payable only in cash beginning with the interest payment due on June 1, 2005.  This amendment extended, for the balance of the term, the provision allowing the Company to pay interest either in cash or in kind, and as a result the debt service costs associated with the Convertible Note have been satisfied through additions to principal through June 1, 2007 (the most recent semi-annual interest payment date).  Additional principal is convertible into common stock on the same basis as other amounts outstanding under the Convertible Note, which provides for conversion into common stock at the rate of $1.70 per share.  As a result of its election to pay interest in kind under the Convertible Note, the Company recognized beneficial conversion features of $35,000 during the first nine months of 2007 and $60,000 during fiscal 2006 which resulted in an increase in deferred financing costs and paid-in capital.  The Convertible Note may be prepaid in whole or in part, provided that the market value of the Company’s common stock exceeds $2.13 for a specified period of time.  The holder has 10 days to convert the Convertible Notes following notice of prepayment.

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

Revolving Line of Credit:  At September 30, 2007, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, were parties to a $110.0 million Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.

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

At September 30, 2007, the Company had remaining availability, as defined in the agreement, under the PNC Credit Facility of up to $13.4 million.  As of September 30, 2007, the Company had outstanding $4.5 million of standby letters of credit under this facility. The Company was in compliance with all financial covenants under the PNC Credit Facility at September 30, 2007.

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

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Basic income per common share:
Net income	$1,789	$935	$3,777	$2,187
Deduct dividends on preferred stock:
Series 2003A	115	115	345	346
Series 2003B	10	10	29	29
Series 2004A	127	127	380	379
	252	252	754	754
Income available to common stockholders	$1,537	$683	$3,023	$1,433

Weighted average common shares outstanding	17,387	17,337	17,385	17,302

Basic income per common share	$0.09	$0.04	$0.17	$0.08

Diluted income per common share:
Income available to common stockholders	$1,537	$683	$3,023	$1,433
Add dividends on preferred stock:
Series 2003A	115	115	345	346
Series 2003B	10	10	29	29
Series 2004A	127	127	380	--
	252	252	754	375
Add after tax equivalent of interest expense on 8% Subordinated Convertible Note	19	18	57	52

Income for purposes of computing diluted income per common share	$1,808	$953	$3,834	$1,860

Weighted average common shares outstanding	17,387	17,337	17,385	17,302
Dilutive stock options	317	325	311	385

Assumed conversion of 8% Subordinated Convertible Note	924	855	900	832
Assumed conversion of Preferred Stock:
Series 2003A	7,771	7,330	7,549	7,111
Series 2003B	1,218	1,146	1,182	1,111
Series 2004A	4,724	4,427	4,576	--

Weighted average common shares outstanding for purposes of computing diluted income per share	32,341	31,420	31,903	26,741
Diluted income per common share	$0.06	$0.03	$0.12	$0.07

As of September 24, 2006, 4.3 million shares issuable upon the conversion of the Series 2004A Preferred Stock were excluded from the above calculations as their effect would have been anti-dilutive.

In addition, options and warrants to purchase 1.4 million and 1.3 million shares of common stock were outstanding as of September 30, 2007 and September 24, 2006, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

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

The table below presents information on the revenues and operating contribution for each segment for the three and nine month periods ended September 30, 2007 and September 24, 2006, and items which reconcile segment operating contribution to COMFORCE’s reported income before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Net sales of services:
Human Capital Management Services	$93,170	$84,469	$274,168	$248,650
Staff Augmentation	56,676	54,777	165,318	167,341
Financial Outsourcing Services	821	912	2,480	2,745
	$150,667	$140,158	$441,966	$418,736
Operating contribution:
Human Capital Management Services	$4,187	$3,872	$12,368	$10,899
Staff Augmentation	4,455	4,893	13,370	14,412
Financial Outsourcing Services	724	723	2,099	2,098
	9,366	9,488	27,837	27,409
Consolidated expenses:
Corporate general and administrative expenses	4,515	4,571	14,068	13,551
Depreciation and amortization	679	787	2,018	2,337
Interest and other, net	1,509	2,228	5,218	6,958
Loss on debt extinguishment	-	151	424	169
	6,703	7,737	21,728	23,015
Income before income taxes	$2,663	$1,751	$6,109	$4,394

Total assets:

	At September 30, 2007	At December 31, 2006

Human Capital Management Services	$91,523	91,836
Staff Augmentation	59,003	54,316
Financial Outsourcing Services	13,557	13,170
Corporate	18,569	15,816
	$182,652	175,138

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

8.         CCOUNTING FOR UNCERTAINTY IN INCOME TAXES

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  The Company has concluded all U.S. federal and state income tax matters for years through 2003.

9.        COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006

Net income	$1,789	$935	$3,777	$2,187

Foreign currency translation adjustment, net of tax	(115)	(19)	(277)	(149)
Total comprehensive income	$1,674	$916	$3,500	$2,038

10.        ACCRUED EXPENSES

Accrued expenses as of September 30, 2007 and December 31, 2006 consisted (in thousands):

	September 30, 2007	December 31, 2006

Payroll, payroll taxes and sub-vendor payments	$89,446	88,966
Vacation/retirement plans	3,935	2,948
Income taxes payable	-	2,525
Commissions	1,810	1,678
Interest	1,176	558
Other	4,195	4,093
	$100,562	100,768

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

Until the United States and Illinois environmental protection and other agencies agree upon remedies, accurate estimates of clean-up costs cannot be made and site studies cannot be completed.  Consequently, no assessment can be made as to any potential liability to the Company.  Furthermore, the Company has made inquiries of the insurance carriers for Apeco to determine if it has coverage under old insurance policies.  Although another company had agreed to indemnify the Company against environmental liabilities, the Company believes that its claim against this indemnitor has been extinguished through the indemnitor’s bankruptcy.

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

CTS requested that its insurance carriers defend it in these actions, and the carrier under the primary policy appointed counsel and has defended CTS in these actions.  As of June 2007, CTS has settled with 17 of the 19 plaintiffs, in each case within the limits of its primary policy, except as described below.  With the settlements, the limits under the primary policy have been reached.  The umbrella insurance carrier for CTS had previously denied the claims of CTS for coverage, claiming that the matter was within the policy exclusions.  This carrier also initiated a declaratory action in Contra Costa County, California in which it asked the court to determine whether the claims against CTS were within the policy exclusions.  In March 2007, CTS and this carrier reached a tentative settlement under which the carrier agreed to dismiss CTS from the declaratory action and defend and insure CTS in the remaining cases when the primary coverage limits have been reached, subject to an agreed upon contribution by CTS and the carrier's reservation of rights to seek recovery against CTS for the claims of Mountain Cascade, Inc., a co-defendant not related to CTS that served as a contractor for East Bay Municipal Utility District.  Management of CTS (and the Company) believes that any losses in respect of Mountain Cascade should be covered under the umbrella policy.  However, the carrier has declined to release its reservation of rights as to this unresolved Mountain Cascade claim, and the amount that CTS will be required to contribute to any settlement of or judgment on the remaining plaintiffs’ cases is not determinable.  Accordingly, management of CTS (and the Company) cannot estimate the amount of losses that CTS may ultimately incur in connection with these cases, if any, other than to estimate that any losses will be less than $1.5 million. No assurance can be given that the costs to CTS to resolve all remaining claims will be within management’s estimates.

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

Overview and Recent Developments

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employment related expenses for its employees, including workers compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses.  The Company offers health, dental, 401(k), disability and life insurance to its eligible employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, resulting in significant outstanding receivables. To the extent the Company grows, these receivables will increase and there will be greater need for borrowing availability under the PNC Credit Facility.  At October 21, 2007, the Company had outstanding $71.0 million principal amount under the PNC Credit Facility with remaining availability of up to $20.9 million, as defined in the loan agreement, to fund operations.

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

Results of Operations

Three Months Ended September 30, 2007 compared to September 24, 2006

Net sales of services for the three months ended September 30, 2007 were $150.7 million, which represents a 7.5% increase from the $140.2 million in net sales of services recorded for the three months ended September 24, 2006.  Net sales of services in the Human Capital Management Services segment increased by $8.7 million, or 10.3%, due to an increase in services provided to new and existing clients.  Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary.  In the Staff Augmentation segment, the increase of $1.9 million, or 3.5%, is principally attributable to the increase of services provided to technical and information technology customers, partially offset by a decrease in services provided to Telecom customers.  The reduction in net sales of services in the telecom sector was due to a reduction in demand from our largest telecom client.

Cost of services for the three months ended September 30, 2007 was 84.6% of net sales of services as compared to cost of services of 84.3% of net sales of services for the three months ended September 24, 2006.  The cost of services as a percentage of net sales for the third quarter of 2007 increased slightly from the year ago quarter principally due to less favorable workers compensation claims experience, partially offset by higher gross margins as a result of increased consultant consolidation services provided by the Human Capital Management Services segment and lower state unemployment rates.

Selling, general and administrative expenses as a percentage of net sales of services were 12.2% for the three months ended September 30, 2007 and 12.2% for the three months ended September 24, 2006.  The $1.3 million increase in selling, general and administrative expenses is primarily due to higher personnel costs incurred to support the increase in consultant consolidation services provided in the Human Capital Management Services segment discussed above.

Operating income for the three months ended September 30, 2007 was $4.2 million, or 2.8% of net sales, as compared to operating income of $4.1 million, or 2.9% of net sales, for the three months ended September 24, 2006.  The Company’s lower operating income as a percentage of net sales of services for the third quarter of 2007 is principally due to an increase in selling, general, and administrative expenses and less favorable workers compensation claims experience discussed above.

The Company’s interest expense for the three months ended September 30, 2007 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $1.9 million for the third quarter of 2007 was lower as compared to the interest expense of $2.3 million for the third quarter of 2006.  This reduction was principally due to the repurchase and redemption of $10.0 million of Senior Notes during 2007 and $23.4 million during 2006.  These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average interest rates and borrowings in the third quarter of 2007 as compared to the year ago period.

The income tax provision for the three months ended September 30, 2007 was $874,000 (a rate of 32.8%) on income before income taxes of $2.7 million.   The income tax provision for the three months ended September 24, 2006 was $816,000 (a rate of 46.6%) on income before income taxes of $1.8 million.  The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for the respective periods relates primarily to state income taxes and a disallowance for non-deductible expenses, as well as adjustments to tax contingencies during 2006.  In addition, the Company included a tax deduction of approximately $1.3 million when determining its expected annual effective tax rate for the three months ended September 30, 2007 due to tax benefits expected to be realized upon the dissolution of a subsidiary that represented one closed branch office.

Nine Months Ended September 30, 2007 compared to September 24, 2006

Net sales of services for the nine months ended September 30, 2007 were $442.0 million, which represents a 5.5% increase from the $418.7 million in net sales of services recorded for the nine months ended September 24, 2006.  Net sales of services in the Human Capital Management Services segment increased by $25.5 million, or 10.3%, due to an increase in services provided to new and existing clients.  Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary.  In the Staff Augmentation segment, the decrease of $2.0 million, or 1.2%, is principally attributable to the decrease of services provided to telecom customers, partially offset by an increase in services provided to information technology and healthcare support customers.  The reduction in net sales of services in the telecom sector was due to a reduction in demand from our largest telecom client.

Cost of services for the nine months ended September 30, 2007 was 84.5% of net sales of services as compared to cost of services of 84.7% of net sales of services for the nine months ended September 24, 2006.  The cost of services as a percentage of net sales for the nine months ended September 30, 2007 decreased slightly from the prior year period principally due to higher gross margins as a result of increased consultant consolidation services provided by the Human Capital Management Services segment and lower state unemployment rates, partially offset by less favorable workers compensation claims experience during 2007.

Selling, general and administrative expenses as a percentage of net sales of services were 12.4% for the nine months ended September 30, 2007, compared to 12.0% for the nine months ended September 24, 2006.  The $4.4 million increase in selling, general and administrative expenses is primarily due to higher personnel costs incurred to support the increase in consultant consolidation services provided in the Human Capital Management Services segment discussed above.

Operating income for the nine months ended September 30, 2007 was $11.8 million, or 2.7% of net sales, as compared to operating income of $11.5 million, or 2.8% of net sales, for the nine months ended September 24, 2006.  The Company’s operating income for the first nine months of 2007 is slightly higher than 2006 principally due to an increase in net sales of services and higher gross margins in the Human Capital Management Services segment, which were partially offset by an increase in selling, general, and administrative expenses and less favorable workers compensation experience discussed above.

The Company’s interest expense for the nine months ended September 30, 2007 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $5.9 million for the first nine months of 2007 was lower as compared to the interest expense of $7.2 million for the first nine months of 2006.  This reduction was principally due to the repurchase and redemption of $10.0 million of Senior Notes during 2007 and $23.4 million during 2006.  These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher average interest rates and borrowings in the first nine months of 2007 as compared to the first nine months of 2006.  As a result of the June 28, 2007 redemption (see note 4 to the Company’s condensed consolidated financial statements), the Company recognized a loss on debt extinguishment of $424,000, including a reduction of $124,000 of deferred financing costs.

The income tax provision for the nine months ended September 30, 2007 was $2.3 million (a rate of 38.2%) on income before income taxes of $6.1 million.   The income tax provision for the nine months ended September 24, 2006 was $2.2 million (a rate of 50.2%) on income before income taxes of $4.4 million.  The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for the respective periods relates primarily to state income taxes, as well as a disallowance for non-deductible expenses and adjustments to tax contingencies during 2006.  In addition, the Company included a tax deduction of approximately $1.3 million when determining its expected annual effective tax rate for the nine months ended September 30, 2007 due to tax benefits expected to be realized upon the dissolution of a subsidiary that represented one closed branch office.

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

Off-Balance Sheet and Contractual Obligations: As of September 30, 2007, we had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below.  The following table represents contractual commitments associated with operating lease agreements, employment agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2007	2008	2009	2010	Thereafter

Operating Leases	$654	$2,189	$1,923	$978	$696
Employment Agreements	225	946	-	-	-
PNC Credit Facility- principal repayments	-	-	-	76,000	-
Senior Notes - principal repayments	-	-	-	12,890	-
Convertible Note - principal repayments	-	-	1,581	-	-
Total	$879	$3,135	$3,504	$89,868	$696

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

The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The PNC Credit Facility contains various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness.  The maturity date of the PNC Credit Facility is July 24, 2010.  The Company was in compliance with all financial covenants under the PNC Credit Facility at September 30, 2007.

The Company also had standby letters of credit outstanding under the PNC Credit Facility at September 30, 2007 in the aggregate amount of $4.5 million.

During the nine months ended September 30, 2007, the Company’s primary sources of funds were $3.7 million provided by its operating activities due to the profitability of the Company and changes in working capital.  The Company also used cash of $3.6 million in investing activities due to the purchases of property and equipment.  In addition, the cash provided by financing activities of $262,000 is primarily a result of increased borrowings of $10.6 million under the PNC Credit Facility, partially offset by $10.3 million for the redemption of Senior Notes.

At September 30, 2007, the Company also had outstanding (i) $12.9 million principal amount of Senior Notes bearing interest at 12% per annum and (ii) $1.6 million principal amount of Convertible Notes bearing interest at 8% per annum.  As described in note 4 to the Company’s condensed consolidated financial statements, on June 28, 2007, COI redeemed $10.0 million principal amount of Senior Notes at a redemption price of $10.4 million (including accrued interest).  The Company used loan proceeds under the PNC Credit Facility to pay the entire redemption price.  At September 30, 2007, the Company had outstanding $76.0 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 7.38% per annum.  At such date, the Company had remaining availability of up to $13.4 million, as defined in the agreement, under the PNC Credit Facility.

The Company has made significant progress in improving its capital structure through the elimination of long-term debt through the repurchase, redemption or exchange of Senior Notes, Convertible Notes and other instruments.  Since June 2000, the Company has reduced its public debt from $138.8 million to $12.9 million and its total long-term debt from $195.3 million to $90.5 million during the same period.  The Company has reduced its annualized interest expense by borrowing at the lower rates available under the PNC Credit Facility to effectuate the repurchase or redemption of long-term debt and by exchanging preferred stock and lower interest rate Convertible Notes for public debt.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI.  Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE.  The Indenture imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE.  Under the Indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the Indenture, the most significant component of which is based upon 50% of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision.   In calculating net income for this purpose, under the terms of the Indenture, the Company must apply generally accepted accounting principles as in effect at the time the Indenture was entered into in 1997.  Principally as a result of distributions made, and losses incurred by COI in prior years, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the Indenture until COI generates additional net income of approximately $6.8 million.  However, COMFORCE has approximately $2.0 million available at September 30, 2007 from proceeds it has generated from the sale of stock, principally upon the exercise of options and warrants. This $2.0 million may be used by COMFORCE to pay interest and principal on the Convertible Notes or for other business purposes.

The Company’s Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at September 30, 2007 there were cumulated, unpaid and undeclared dividends of $2.1 million on the Series 2003A Preferred Stock, $154,000 on the Series 2003B Preferred Stock and $1.4 million on the Series 2004A Preferred Stock.  If such dividends and underlying instruments were converted to voting or non-voting common stock, the aggregate amount would equal 13.9 million shares at September 30, 2007 (as compared to 13.3 million shares at December 31, 2006).

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next 12 months.  The Company was in compliance with all financial covenants under the PNC Credit Facility at September 30, 2007 and expects to remain in compliance for the next 12 months.

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

•	increases in interest rates, which could significantly increase our interest expense under the PNC Credit Facility;

•	our inability to successfully develop new services or enhance our existing services as the markets in which we compete grow more competitive;

•	unfavorable developments in our business may result in the necessity of writing off goodwill in future periods;

•
as a result of covenants and restrictions in the agreements governing the Senior Notes, the PNC Credit Facility or any future debt instruments, our inability to use available cash in the manner management believes will maximize stockholder value;

•	unfavorable press or analysts’ reports concerning our industry or our company could negatively affect the perception investors have of our company and our prospects; or

•	any of the other factors described under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2006.

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

None.

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

COMFORCE Corporation

Harry V. Maccarrone
Executive Vice President and Chief Financial Officer
Date: November 6, 2007