Form 10-Q/A
period 2007-09-30
COMFORCE CORP
filed 2007-11-07
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

Explanatory Note:  This amendment on Form 10-Q/A is being filed solely for the purpose of correcting the omission of the signatures from the Form 10-Q filed on November 7, 2007.

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
Date: November 7, 2007