Form 10-K
period 2007-12-30
COMFORCE CORP
filed 2008-03-20
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the fiscal year ended December 30, 2007
OR
[   ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the transition period from _________ to _______

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]       No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [   ]       No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer  [   ]  Accelerated filer  [   ] Non-accelerated filer [   ]  Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]       No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $31,786,925.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   At March 14, 2008, there were 17,387,554 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s proxy statement to be filed by April 28, 2008 are incorporated herein by reference in Items 10, 11, 12, 13 and 14.

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

Through a national network of 30 offices (22 company-owned and 8 licensed), the Company provides human capital management and outsourcing services, and recruits and places highly skilled contingent personnel and financing services for a broad customer base.  The Company’s labor force consists primarily of computer programmers, systems consultants, analysts, engineers, technicians, scientists, researchers, healthcare professionals and skilled office support personnel.

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

Results are reported by the Company through three operating segments -- Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services. The Human Capital Management Services segment provides consulting services for managing the contingent workforce through its PrO UnlimitedSM subsidiary.  The Staff Augmentation segment provides healthcare support, including RightSourcing® Vendor Management Services, technical, information technology (IT), telecommunications and other staffing services.  The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies.  A description of the types of services provided by each segment follows.  See note 16 to the Company’s consolidated financial statements for a presentation of segment results.

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

While PrO focuses on selling its services primarily to Fortune 1000 companies, management believes PrO’s contingent workforce management services are designed for a cross-section of large employers.  In most cases PrO Unlimited provides services on-site at their client’s premises.  The Company currently provides these services throughout North America as well as in certain locations in Europe and Asia.  PrO’s typical client is a Fortune 1000 or other large company that relies upon highly skilled contingent labor to meet important elements of its staffing needs.  PrO currently provides the following primary service offerings for its clients:

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

The RightSourcing Vendor Management Services program allows the Company to place its own employees with the customers it services.   To date, the Company has limited itself in large part to placing healthcare support personnel in the hospitals that it services, as described below under “--Healthcare Support Services.”  However, the Company has expanded its services beyond the healthcare sector.

Healthcare Support Services

The Company has identified the healthcare support services market as a source of significant growth potential.  The Company’s RightSourcing Vendor Management Services program, described above, has also been primarily focused in the healthcare sector.   In this sector, both in conjunction with the RightSourcing program and independent of it, the Company provides clinical skills including nurses and other allied health professionals.  In addition, the Company also provides specialty medical office support personnel including credentialed coders for the processing of medical reimbursement claims and other personnel in support of insurance claims processing, billing, medical record keeping and utilization review/case management professionals.

The Company’s customers in this area include hospitals, medical offices, multi-physician practices and other healthcare providers, medical billing companies and insurance companies.

Information Technology (IT)

In the IT field, the Company provides highly skilled software developers, technical support personnel, systems consultants, business analysts, software engineers, technical writers and architects and project managers for a wide range of technical assignments, including client server, mainframe, desktop and help desk services, and Internet/Intranet projects.  The Company hires the workers it makes available to its customers, in most cases through its recruitment process, and performs all of the obligations of an employer, including processing payrolls, withholding taxes and offering benefits.  Additionally, the Company provides and manages bundled teams of technical personnel to clients as a hybrid answer to IT project outsourcing.  Using the managed services approach to staffing, the Company delivers the human capital as needed while the client maintains overall IT project direction and responsibility.

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

Telecom

The Company’s telecom operations consist of traditional supplemental staffing to the telecommunications industry and providing professional and skilled telecom personnel to plan, design, engineer, furnish, install and maintain wireless, wire line, OSP, power and microwave equipment (known as EF&I services).  Its customer base includes major carriers and wireless companies.  COMFORCE Telecom is TL 9000 and ISO registered.  Some of the Company’s niche telecom operations were sold in 2004 (see note 19 to our consolidated financial statements).

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

The Company generally contracts directly with its Staff Augmentation customers or through vendor management services agreements to provide that the Company will have the first opportunity to supply the personnel required by that customer.

The Company generally invoices its customers weekly, bi-weekly or monthly.  The Company typically enters into longer term contracts with its customers.  These contracts customarily allow either party to terminate upon a 30-day or other short advance written notice.

During the fiscal year ended December 30, 2007, no customer accounted for 10% or more of the Company’s revenues.  The largest four customers of the Company, in the aggregate, accounted for approximately 24.7% of the Company’s 2007 revenues.

Sales and Marketing

As of December 30, 2007, the Company serviced its customers through a network of 22 company-owned and 8 licensed offices located in 14 states across the United States and its corporate headquarters located in Woodbury, New York. In addition, in many instances, the Company’s non-billable (staff) employees work on-site at its customers’ facilities.  The Company’s sales and marketing strategy is focused on expanding its business with existing customers through cross-selling and by establishing relationships with new customers. The Company solicits customers through personal sales presentations, telephone marketing, direct mail solicitation, referrals from customers, and advertising in a variety of local and national media including magazines, newspapers, trade publications and through the Company’s website (www.comforce.com or prounlimited.com).

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

Within the Staff Augmentation segment, the Company’s success depends significantly on its ability to effectively and efficiently match skilled personnel with specific customer assignments. The Company has established an extensive national resume database of prospective employees with expertise in the disciplines served by the Company. To identify qualified personnel for inclusion in this database, the Company solicits referrals from its existing personnel and customers, actively recruits through the Internet and job boards, and otherwise places advertisements in local newspapers, trade magazines, and its website. The Company continuously updates its proprietary database to reflect changes in personnel skill levels and availability. Upon receipt of assignment specifications, the Company searches the database to identify suitable personnel. Once an individual’s skills are matched to the specifications, the Company considers other selection criteria such as interpersonal skills, availability and geographic preferences to ensure there is a proper fit between the employee and the assignment being staffed. The Company can search its resume database by a number of different criteria, including specific skills or qualifications, to match the appropriate employee with the assignment.

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

Information Systems

The Company uses the Pure Internet Architecture of PeopleSoft® 8.8 for its back office Human Resource Management System, Financial Reporting and Employee Self Service application software.  Utilizing the web-enabled PeopleSoft architecture has enabled the Company to consolidate its back office operations, improve business processes, enhance customer relationships and improve efficiency and productivity.

The Company uses WebPAS® front-office staffing software, a web-based software solution designed specifically for the staffing and recruiting industry.  WebPAS combines candidate resumes and client management into one fully relational and centralized database.  This software has enabled us to automate and streamline the workflow of the sales, recruiting, staffing and placement process.  The Company also uses the software of third party vendors in its RightSourcing Vendor Management Services program.  Separately, the Company’s PrO Unlimited subsidiary has internally developed and maintains its proprietary web-enabled WAND® system, which provides an end-to-end solution for the engagement, management and tracking of the contingent workforce.  See “Human Capital Management Services Segment” in this Item 1.    The Company has upgraded its WAND system in 2007 to incorporate recent advances in technology and to enhance the functionality of the system enabling PrO to continue as a leader in contingent workforce management.  The WAND application upgrade was designed using a multi-tier architecture approach.  This approach separates the application into presentation, middle, service, reporting, integration and data layers.  In addition to the flexible design approach, the new application also takes advantage of a variety of industry leading edge technologies such as Oracle 10g, Oracle RAC, Informatica, LogiXML, Java, JavaScript and Hibernate.

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

Employees

The Company currently employs approximately 620 full-time staff employees at its headquarters and company-owned offices.  The Company issued approximately 19,000 W-2s to its employees who provided services to its customers during 2007, not including W-2s issued as part of the Financial Outsourcing Services segment back office services provided by the Company to its customers.  In addition to employees on assignment, the Company maintains a proprietary database of prospective employees with expertise in the disciplines served by the Company. Billable employees are employed by the Company on an as-needed basis, dependent on customer demand and are paid only for time they actually work (plus any accrued vacation time, if applicable).  Non-billable administrative personnel provide management, sales and marketing, back office and other services in support of the Company’s services in all of its segments.

Licensed Offices

The Company has granted six licensees the right to operate a total of eight licensed offices.  The most recent license for a new office was granted in July 1992, and the Company does not expect to grant more licenses. Licensees recruit contingent personnel and promote their services to both existing and new clients obtained through the licensees’ marketing efforts.  However, the Company is involved in the determination of the terms under which services are to be offered to its customers, and, with the exception of a single licensee, the Company is the employer of all of the workers placed through these arrangements.  As the primary obligor, the Company is fully responsible for the payment of the employees.  The Company submits all bills directly to the customers and they are required to remit their payments for services performed directly to the Company.  The Company has the ability to refuse to perform services solicited by the licensee that it does not believe are within the normal scope of its capabilities, or for other reasons if it does not believe the services to be performed comport with the Company’s objectives.  The Company and the licensee office bear joint responsibility for collecting the receivables from the customers and jointly bear the risk of loss for uncollected receivables.  The licensee earns a variable percentage of the ultimate gross profit based upon the type of services rendered.

Regulations

Contingent staffing and consulting services firms are generally subject to one or more of the following types of government regulations: (1) registration of the employer/employees; (2) licensing, record keeping and recording requirements; and (3) substantive limitations on operations.  We are governed by laws regulating the employer/employee relationship, such as tax withholding and reporting, social security or retirement, anti-discrimination and workers compensation in the United States and in the foreign countries in which we have employment activities, and, in the case of our government contracts, we are further subject to Federal Acquisition Regulations (FAR).  In some instances, the Company’s licensees are deemed to be franchisees, and the arrangements the Company enters into with them are subject to regulation, both by the Federal Trade Commission and a number of states.   In addition, in the healthcare support sector, the Company is subject to extensive federal and state laws and regulations, as well as the regulations of various public and private healthcare organizations and authorities.

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

We face significant competition in the markets we serve and there are few barriers to entry for new competitors.  The competition among staffing services companies is intense.  We compete for potential clients with providers of outsourcing services, vendor managed services, systems integrators, computer systems consultants, temporary personnel agencies, search companies and other providers of staffing services.

Some of our competitors may have greater marketing, financial, technology and personnel resources than we do and could offer increased competition.  Some of our competitors may offer better pricing or superior features in their products and services.  In addition, competitors offering different products and services could merge or form partnerships in order to provide a broader range of offerings.  Our clients’ own human resources departments may be competitors to the extent they begin to handle, in house, the operations we perform.  In addition, the growth in demand for vendor managed services has put heightened pressure on the margins of staffing services providers, including us.

Potential increase in costs related to being a public company.

The Company may incur substantial additional costs related to compliance with the provisions of the Sarbanes-Oxley Act.  These additional costs relate to higher documentary and administrative costs and consulting, audit and legal fees we will incur, as well as for the cost of the audit of our internal controls that will be required as presently proposed by the SEC for our 2009 fiscal year.

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

We employ and place people in the workplaces of other businesses.  An inherent risk of such activity includes possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, employment of illegal aliens, theft of client property, other criminal activity, torts or other claims.  Our contracts with our clients often require that we indemnify them against these kinds of losses.  We have policies and guidelines in place to reduce our exposure to risks for these potential losses.  However, failure of any employee or personnel to follow these policies and guidelines may result in: negative publicity; injunctive relief; the payment by us of monetary damages or fines; or other material adverse effects upon our business.  Moreover, we could be held responsible for the actions at a workplace of persons not under our immediate control.  For example, our contracts with vendor management services customers frequently require that we confirm that the suppliers of personnel or like service providers maintain insurance coverage as required by the customer, and our failure to require these providers to maintain the required insurance could result in liability to us for any losses our customers incur as a result of this failure.

To reduce our exposure, we maintain general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional/medical malpractice insurance, fiduciary insurance, and directors’ and officers’ liability insurance for domestic and foreign operations as management deems appropriate and prudent.  However, due to the nature of our assignments, in particular, access to client information systems and confidential information, and the potential liability with respect thereto, we may not be able to obtain insurance coverage in amounts adequate to cover any such liability on acceptable terms.  Our healthcare staffing services exposes us to potential malpractice claims, a growing area of litigation.  Furthermore, we are generally self-insured with respect to workers compensation claims, but maintain excess workers compensation coverage to limit our exposure for amounts over $4.5 million.  We maintain reserves for uninsured risks and other potential liabilities, but we may be unable to accurately estimate our exposure.  In addition, we face various other employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility.  Any of these liabilities could have a material adverse effect on our business, operating results and financial condition.

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

Our Senior Notes become due and payable on December 1, 2010.  At March 14, 2008, there was $11.7 million principal amount of Senior Notes outstanding.   Moreover, the PNC Credit Facility, under which we had $64.6 million in borrowings outstanding at March 2, 2008, matures on July 24, 2010.  Unless we find a source of capital to repay or refinance these obligations, we will be unable to repay either the Senior Notes or the PNC Credit Facility at maturity, which would have a material adverse effect on our financial condition.  The credit markets have tightened significantly since the beginning of 2008.  We cannot predict whether capital will be available to us on terms acceptable to us, if at all, when these obligations mature in 2010.

Shares eligible for future sale may cause the market price for our common stock to decline even if our business is doing well.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.  A substantial number of shares of our common stock are held by persons other than “affiliates.”  In addition, as of March 14, 2008, approximately 15.1 million shares of common stock or equivalent non-voting preferred shares are issuable to a trust in which John C. Fanning, our chairman and chief executive officer, holds the principal economic interest.  Subject to some limitations on the holder’s rights, the  8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”) (which continues to accrue pay-in-kind interest), the Company’s Series 2003A Preferred Stock, the Series 2003B Preferred Stock and the Series 2004A Preferred Stock (which continue to cumulate dividends) are convertible into these common or non-voting shares at conversion prices ranging from $0.54 to $1.70, which could have a potentially depressing effect on the market price of the Company’s common stock.

We are bound by numerous restrictive financial and other covenants under the terms of our credit facility.

The PNC Credit Facility imposes various restrictions on our activities without the consent of the lenders, including a prohibition on fundamental changes to us or our subsidiaries, including certain consolidations, mergers and sales and transfer of assets, and limitations on our ability or any of our direct or indirect subsidiaries to grant liens upon our property or assets.  In addition, under the PNC Credit Facility we must meet certain net worth, debt service coverage and other requirements.  The PNC Credit Facility includes events of default and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the PNC Credit Facility, including the principal amount of, and accrued interest on, the PNC Credit Facility may be accelerated.  See “--Liquidity and Capital Resources” in Item 7.

We could be required to write-off goodwill in future periods if our future operating results suffer.

In accordance with generally accepted accounting principles, we are required to review our goodwill for impairment at least annually.  Our goodwill was $32.1 million at December 30, 2007.  Significant assumptions used in this analysis include expected future revenue growth rates, operating margins and working capital levels, which are based on management’s expectation of future results.  An unfavorable evaluation could cause us to write-off goodwill in future periods.  We had write-offs of goodwill of $96.1 million, excluding $5.9 million relating to discontinued operations, in 2002 and 2003.   Any future write-offs could have a material adverse impact on our financial condition and results of operations.

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

We conduct our operations in a number of foreign countries and the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. dollars at the applicable foreign currency exchange rates for inclusion in our consolidated financial statements.  We are subject to exposure for devaluations and fluctuations in currency exchange rates, which, if we are successful in further growing and developing our foreign operations or these devaluations or fluctuations are significant, could potentially affect our investment in these foreign countries as well as on our cash flow and results of operations.  These risks are heightened in the current volatile economic environment, including the recent decline in the value of the U.S. dollar and instability in the credit markets.

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

As described in note 19 to our consolidated financial statements, the Company resolved its litigation against the purchaser of the Company’s niche telecom operations in the fourth quarter of 2007.  The Company is also a party to routine contract and employment-related litigation matters and routine audits of state and local tax returns arising in the ordinary course of its business.

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

None during the fourth quarter of fiscal 2007.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price and Dividends

The Company’s Common Stock is traded on the American Stock Exchange (AMEX:CFS). The high and low sales prices for the Common Stock, as reported in the business news media, for the periods indicated, were as follows:

Fiscal Year	Quarter	High ($)	Low ($)

2007	First Quarter	2.60	2.11
	Second Quarter	2.98	2.22
	Third Quarter	2.69	1.90
	Fourth Quarter	2.32	1.25

2006	First Quarter	3.30	1.95
	Second Quarter	3.12	2.39
	Third Quarter	2.93	2.17
	Fourth Quarter	2.80	2.00

The closing price of the Common Stock of the Company on March 14, 2008 was $2.00.   As of such date, there were approximately 3,900 stockholders of record and 11,971,070 shares of Common Stock held by non-affiliates.  The aggregate market value of the voting stock held by non-affiliates of the registrant on March 14, 2008 was $23,942,140.

No dividends were declared or paid on the Common Stock during 2007. The terms of the Company’s debt obligations effectively prohibit its payment of dividends. In addition, until undeclared, cumulated dividends on its Series 2003A, 2003B and 2004A Preferred Stock (approximately $4.0 million in the aggregate at December 30, 2007) are fully paid, no dividends are permitted to be paid on Common Stock.  Accordingly, the Company does not anticipate that it will pay cash dividends on its Common Stock for the foreseeable future.

Equity Compensation Plan Information

The following table describes options and warrants issued as part of the Company’s equity compensation plans at the end of fiscal 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column).

Equity compensation plans approved by security holders (1)	2,371,100	$2.81	1,080,000
Equity compensation plans not approved by security holders (2)	169,000	7.55	-
Total	2,540,100	$3.13	1,080,000

(1)
At December 30, 2007, the Company had two equity compensation plans that had been approved by stockholders, the Long-Term Stock Investment Plan (the “1993 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”).  Securities shown as being issuable pursuant to outstanding options, warrants and rights in the first column represent option grants made under the 1993 Plan and the 2002 Plan.  No options or other rights have been issuable under the 1993 Plan since December 31, 2002.  Accordingly, the number of securities shown in the third column as being available for future issuance includes only the shares of common stock remaining available for issuance under the 2002 Plan upon exercise of options or other rights that may be granted thereunder in future periods.  At the Company’s 2006 annual meeting of stockholders, the stockholders approved the increase in the number of shares issuable under the 2002 Plan from 1,000,000 to 2,000,000.

(2)	Warrants issued as additional compensation to debtholders for extending credit to the Company.

Convertible Instruments

Fanning CPD Assets, LP (the “Fanning Partnership”), a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest is the holder of $1.6 million principal amount of the Company’s 8% Convertible Subordinated Note (the “Convertible Note”). Under the terms of the Convertible Note, the Company is permitted to pay interest in cash or kind, at its election.  As permitted, on the two semi-annual interest payment dates of June 1, 2007 and December 1, 2007, the Company elected to pay the interest in-kind.  Accordingly, on June 1, 2007 and December 1, 2007, $61,000 and $63,000, respectively, were added to the principal of the Convertible Note.

The Convertible Note is convertible at the election of the Fanning Partnership into common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate) at a conversion price of $1.70 per share.   The Company’s payments of interest in-kind were made in reliance upon the exemptions from registration afforded by section 4(2) of the Securities Act of 1933 and the regulations thereunder.  Unless the Company registers the shares issuable upon conversion of the Convertible Note for resale under the Securities Act of 1933, any resale of those shares by the Fanning Partnership, as an affiliate of the Company, will be conducted in compliance with the volume limitations and other conditions of Rule 144 of the Securities Act of 1933.

In addition, in 2007, dividends have cumulated in the amount of $461,000 on the Company’s Series 2003A Preferred Stock, $38,000 on the Series 2003B Preferred Stock and $506,000 on the Series 2004A Preferred Stock.  Although these cumulated dividends have not been declared by the Company’s board of directors and are not payable, the Fanning Partnership can elect to convert all or any portion of these shares of Series Preferred Stock, including the cumulated dividends, into common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate) at a conversion price of $1.05 per share for the Series 2003A Preferred Stock, $0.54 per share for the Series 2003B Preferred Stock and $1.70 per share for the Series 2004A Preferred Stock.  See notes 8 and 18 to our consolidated financial statements.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data of the Company as of and for each of the five fiscal years in the period ended December 30, 2007. The Company derived the statement of operations and balance sheet data as of and for each of the five fiscal years in the period ended December 30, 2007 from its audited historical consolidated financial statements (in thousands, except per share data).

	2007	2006	2005	2004	2003
Statement of Operations Data:
Net sales of services	$586,685	$567,821	$539,841	$480,887	$369,982
Costs and expenses:
Cost of services	494,104	478,927	460,581	408,850	308,840
Selling, general and administrative expenses	74,012	68,821	59,919	53,755	47,517
Goodwill impairment (1)	--	--	--	--	24,500
Depreciation and amortization	2,803	3,095	3,700	4,219	4,220
Total costs and expenses	570,919	550,843	524,200	466,824	385,077
Operating income (loss)	15,766	16,978	15,641	14,063	(15,095)
Other income (expense):
Interest expense	(7,669)	(9,369)	(10,744)	(12,338)	(13,931)
(Loss) gain on debt extinguishment (2)	(443)	(169)	(336)	1,999	9,582
Write-off of deferred financing costs	--	--	--	--	(431)
Other income, net	644	11	186	110	637
	(7,468)	(9,527)	(10,894)	(10,229)	(4,143)
Income (loss) from continuing operations before income taxes	8,298	7,451	4,747	3,834	(19,238)
Provision (benefit) for income taxes	3,309	3,373	(1,455)	2,058	571
Income (loss) from continuing operations	4,989	4,078	6,202	1,776	(19,809)
Income (loss) from discontinued operations, net of income taxes (3)	1,000	--	70	(20)	(3,427)
Net income (loss)	$5,989	$4,078	$6,272	$1,756	$(23,236)

Dividends on preferred stock	1,005	1,005	1,005	530	672
Net income (loss) available to common stockholders	$4,984	$3,073	$5,267	$1,226	$(23,908)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.16	$0.13	$0.21	$0.07	$(1.44)
Income (loss) from discontinued operations	0.03	--	--	--	--
Net income (loss) available to common stockholders	$0.19	$0.13	$0.21	$0.07	$(1.44)

Balance Sheet data:
Working capital	$34,513	$32,345	$43,163	$46,018	$44,577
Trade receivables, net	131,264	127,249	118,916	92,144	76,104
Goodwill	32,073	32,073	32,073	32,073	32,242
Total assets	183,384	175,138	173,978	154,649	134,313
Total debt, including current maturities	83,858	89,770	105,792	117,227	127,960
Stockholders’ deficit (4)	(9,503)	(18,715)	(23,031)	(29,835)	(38,624)

(1)
The Company recorded a goodwill impairment charge of $24.5 million during the third quarter of 2003 as a charge against operating income in accordance with the provisions of  FASB  Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).

(2)
During 2003, the Company repurchased Senior Notes and 15% Senior Secured PIK Debentures due 2009 (the “PIK Debentures”).  As a result of these transactions, the Company recognized a gain on debt extinguishment of $9.6 million, net of approximately $319,000 of deferred financing costs.  During 2004, the Company repurchased Senior Notes, and, as a result of these repurchases, the Company recognized a gain on debt extinguishment of $2.0 million, net of $280,000 of deferred financing costs.  During 2005, the Company repurchased Senior Notes, and, as a result of these repurchases, the Company recognized a loss on debt extinguishment of $336,000, net of $178,000 of deferred financing costs. During 2006, the Company repurchased and redeemed Senior Notes, and, as a result of these repurchases and redemptions, the Company recognized a loss on debt extinguishment of $169,000, net of $128,000 of deferred financing costs. During 2007, the Company redeemed and repurchased Senior Notes, and, as a result of the redemption and repurchase, the Company recognized a loss on debt extinguishment of $443,000, net of $137,000 of deferred financing costs.  See “Financial Condition, Liquidity and Capital Resources” in Item 7.

(3)
Effective March 1, 2004, the Company sold its interest in two telecom subsidiaries in the Staff Augmentation segment.  In accordance with SFAS 144, the results of operations from the sale of this telecom operation have been reclassified as discontinued operations.  The goodwill impairment charges associated with this telecom operation has also been reclassified as discontinued operations ($3.5 million in 2003).  In addition, as discussed under “Discontinued Operations” in Item 1, the Company initiated a lawsuit against the purchaser of this telecom operation.  Following mediation and extended negotiations, the parties reached a settlement in September 2007 under which $1.0 million was received by the Company in the fourth quarter of 2007.

(4)
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“FIN 48”).  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position.  The tax benefits recognized in the financial statements from such tax position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company adopted the provisions of FIN 48 effective January 1, 2007.  The impact upon adoption was to increase retained earnings by approximately $3.4 million and to decrease accruals for uncertain tax positions and related penalties and interest by a corresponding amount.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below supplements the information found in the audited consolidated financial statements and related notes of COMFORCE Corporation (“COMFORCE”) and its wholly-owned subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”).

Overview and Recent Developments

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employment related expenses for its employees, including workers compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses.  The Company offers health, dental, 401(k), disability and life insurance to its eligible employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, resulting in significant outstanding receivables.  To the extent the Company grows, these receivables will increase and there will be greater need for borrowing availability under the PNC Credit Facility.  At March 2, 2008, the Company had outstanding $64.6 million principal amount under the PNC Credit Facility with remaining availability of up to $20.2 million, as defined in the loan agreement, to fund operations.

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

Management of the Company has recently observed some deterioration in the labor markets and instability in the credit markets beginning in the first quarter of 2008.  If this uncertainty persists or deteriorates further during 2008, such economic conditions could adversely affect the Company’s operations.

The Company’s fiscal year consists of the 52 or 53 weeks ending on the last Sunday in December.  The Company’s most recently completed fiscal year ended on December 30, 2007.  Fiscal years 2007 and 2005 each contained 52 weeks and fiscal year 2006 contained 53 weeks.

Results of Operations

Fiscal Year Ended December 30, 2007 compared to December 31, 2006

Net sales of services for the fiscal year ended December 30, 2007 were $586.7 million, which represents a 3.3% increase from the $567.8 million in net sales of services recorded for the year ended December 31, 2006.  Net sales of services in the Human Capital Management Services segment increased by $26.0 million, or 7.7%, due to an increase in services provided to new and existing clients.  Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary.  In the Staff Augmentation segment, the decrease of $6.8 million, or 3.0%, is principally attributable to the decrease of services provided to telecom, other staffing and technical services customers, partially offset by an increase in services provided to information technology and healthcare support customers.  Our revenues were impacted by a reduction of business days in 2007 as compared to 2006.  In addition, the reduction in net sales of services in the telecom sector was due to a reduction in demand from our largest telecom client.

Cost of services for the year ended December 30, 2007 was 84.2% of net sales of services as compared to cost of services of 84.3% of net sales of services for the year ended December 31, 2006.  The cost of services as a percentage of net sales for the year ended December 30, 2007 decreased slightly from the prior year principally due to higher gross margins as a result of increased consultant consolidation services provided by the Human Capital Management Services segment and lower state unemployment rates, partially offset by less favorable workers compensation claims experience during 2007.

Selling, general and administrative expenses as a percentage of net sales of services were 12.6% for the year ended December 30, 2007, compared to 12.1% for the year ended December 31, 2006.  The $5.2 million increase in selling, general and administrative expenses is primarily due to higher personnel and professional costs incurred to support the increase in consultant consolidation services provided in the Human Capital Management Services segment discussed above and additional professional fees and personnel costs associated with Sarbanes-Oxley compliance.

Operating income for the year ended December 30, 2007 was $15.8 million, or 2.7% of net sales, as compared to operating income of $17.0 million, or 3.0% of net sales, for the year ended December 31, 2006.  The Company’s operating income for 2007 is slightly lower than 2006 principally due to an increase in selling, general, and administrative expenses and less favorable workers compensation experience discussed above partially offset by an increase in net sales of services and higher gross margins in Human Capital Management Services.

The Company’s interest expense for the year ended December 30, 2007 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $7.7 million for 2007 was lower as compared to the interest expense of $9.4 million for 2006.  This reduction was principally due to the repurchase and redemption of $11.2 million of Senior Notes during 2007 and $23.4 million during 2006.  These decreases were partially offset by increased interest expense on the Company’s revolving line of credit due to higher borrowings in 2007 as compared to 2006.

As a result of the redemption and repurchase, the Company recognized a loss on debt extinguishment of $443,000, including a reduction of $137,000 of deferred financing costs in 2007.  The Company’s repurchase and redemption of Senior Notes during 2006 resulted in a loss of $169,000 net of $128,000 of deferred financing costs.

The income tax provision for the year ended December 30, 2007 was $3.3 million (a rate of 39.9%) on income from continuing operations before income taxes of $8.3 million.   The income tax provision for the year ended December 31, 2006 was $3.4 million (a rate of 45.3%) on income from continuing operations before income taxes of $7.5 million.  The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for the respective periods relates primarily to state income taxes, as well as a disallowance for non-deductible expenses and adjustments to tax contingencies during 2006.  See note 7 to our consolidated financial statements.  In addition, the Company included a tax deduction of approximately $1.3 million (a tax benefit of $476,000) when determining its expected annual effective tax rate for the year ended December 30, 2007 due to tax benefits expected to be realized upon the dissolution of a subsidiary that represented one closed branch office.

In accordance with SFAS 144, the results of operations from the sale of the Company’s niche telecom operations (as described in note 19 to our consolidated financial statements) have been recorded as discontinued operations.   The net income from discontinued operations was $1.0 million for the year ended December 30, 2007, which represented the settlement received in November 2007.  As a result of a capital loss from this settlement, no provision for income taxes was recorded.

 Fiscal Year Ended December 31, 2006 compared to Fiscal Year Ended December 25, 2005

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

The income tax provision for the year ended December 31, 2006 was $3.4 million (a rate of 45.3%) on income from continuing operations before income taxes of $7.5 million.   For the year ended December 25, 2005, the income tax benefit of $1.5 million included a tax benefit of $4.3 million from the resolution of certain federal and state income tax contingencies.  The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for the respective periods relates primarily to state income taxes and a disallowance for non-deductible expenses and adjustments to tax contingencies.  See note 7 to our consolidated financial statements.

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

Financial Condition, Liquidity and Capital Resources

The Company generally pays its billable employees weekly or bi-weekly for their services, and remits certain statutory payroll and related taxes as well as other fringe benefits.  Invoices are generated to reflect these costs plus the Company’s markup.  These invoices are typically paid within 40 days.  Increases in the Company’s net sales of services, resulting from expansion of existing offices or establishment of new offices, will require additional cash resources.

Off-Balance Sheet and Contractual Obligations: As of December 30, 2007, we had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below.  The following table represents contractual commitments associated with operating lease agreements, employment agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2008	2009	2010	2011	Thereafter

Operating Leases	$3,029	$2,734	$1,737	$1,054	$708
Employment Agreements	966	-	-	-	-
PNC Credit Facility*- principal repayments	-	-	70,500	-	-
Senior Notes* - principal repayments	-	-	11,714	-	-
Convertible Note* - principal repayments	-	1,644	-	-	-
Total	$3,995	$4,378	$83,951	$1,054	$708

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

The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain key operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company. The PNC Credit Facility contains various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness.  The maturity date of the PNC Credit Facility is July 24, 2010.  The Company was in compliance with all covenants under the PNC Credit Facility at December 30, 2007.

The Company also had standby letters of credit outstanding under the PNC Credit Facility at December 30, 2007 in the aggregate amount of $4.5 million.

During 2007, the Company’s primary sources of funds were $12.8 million provided by its operating activities due to the profitability of the Company and changes in working capital.  The Company also used cash of $4.4 million in investing activities due to the purchases of property and equipment, partially offset by cash proceeds of $1.0 million from the settlement relating to sale of its niche telecom operations (see note 19 to our consolidated financial statements).  In addition, the cash used in financing activities of $6.5 million is primarily a result of increased borrowings of $5.1 million under the PNC Credit Facility, more than offset by $11.5 million used for the redemption and repurchase of Senior Notes.

At December 30, 2007, the Company also had outstanding (i) $11.7 million principal amount of Senior Notes bearing interest at 12% per annum and (ii) $1.6 million principal amount of Convertible Notes bearing interest at 8% per annum.  As described in note 8 to the Company’s  consolidated financial statements, on June 28, 2007, COI redeemed $10.0 million principal amount of Senior Notes at a redemption price of $10.4 million (including accrued interest), and on December 13, 2007, COI repurchased $1.2 million principal amount of Senior Notes for $1.2 million (including accrued interest).  The Company used loan proceeds under the PNC Credit Facility to pay the entire redemption and repurchase prices of these Senior Notes.  At December 30, 2007, the Company had outstanding $70.5 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 6.9% per annum.  At such date, the Company had remaining availability of up to $10.0 million, as defined in the agreement, under the PNC Credit Facility.

The Company has made significant progress in improving its capital structure through the elimination of long-term debt through the repurchase, redemption or exchange of Senior Notes, Convertible Notes and other instruments.  Since June 2000, the Company has reduced its public debt from $138.8 million to $11.7 million and its total long-term debt from $195.3 million to $83.9 million during the same period.  The Company has reduced its annualized interest expense by borrowing at the lower rates available under the PNC Credit Facility to effectuate the repurchase or redemption of long-term debt and by exchanging preferred stock and lower interest rate Convertible Notes for public debt.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI.  Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE.  The Indenture imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE.  Under the Indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the Indenture, the most significant component of which is based upon 50% of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision.   In calculating net income for this purpose, under the terms of the Indenture, the Company must apply generally accepted accounting principles as in effect at the time the Indenture was entered into in 1997.  Principally as a result of distributions made, and losses incurred by COI in prior years, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the Indenture until COI generates additional net income of approximately $5.4 million.  However, COMFORCE has approximately $1.9 million available at December 30, 2007 from proceeds it has generated from the sale of stock, principally upon the exercise of options and warrants. This $1.9 million may be used by COMFORCE to pay interest and principal on the Convertible Notes or for other business purposes.

The Company’s Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at December 30, 2007 there were cumulated, unpaid and undeclared dividends of $2.2 million on the Series 2003A Preferred Stock, $163,000 on the Series 2003B Preferred Stock and $1.6 million on the Series 2004A Preferred Stock.  If such dividends and underlying instruments were converted to voting or non-voting common stock, the aggregate amount would equal 14.1 million shares at December 30, 2007 (as compared to 13.3 million shares at December 31, 2006).

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next 12 months.  The Company was in compliance with all covenants under the PNC Credit Facility at December 30, 2007 and expects to remain in compliance for the next 12 months.

The Company is currently undergoing audits for certain state and local tax returns.  The results of these audits are not expected to have a material effect upon the results of operations.

In 2006, COMFORCE Technical Services, Inc. (“CTS”) entered into a contract with a United States government agency (the “Agency”) to provide technical, operational and professional services in foreign countries throughout the world for humanitarian purposes.  Persons employed by CTS in the host countries include US nationals, nationals of the host countries (local nationals) and nationals of other countries (third country nationals). The contract provides, generally, that the U.S. government will reimburse the Company for all direct labor properly chargeable to the contract plus fringe benefits, in some cases at specified rates and profit.  Although not anticipated, the amount of foreign payroll taxes and other taxes related to these employees could potentially exceed the amount available to us from our own resources or under the PNC Credit Facility.  See note 12 of our consolidated financial statements.

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

Accrued Workers Compensation Liability

The Company records its estimate of the ultimate cost of, and liabilities for, workers compensation based on actuarial computations using the Company's loss history as well as industry statistics.  Furthermore, in determining its liabilities, the Company includes amounts for estimated claims incurred but not reported.  The ultimate cost of workers compensation will depend on actual costs incurred to settle the claims and may differ from the liabilities recorded for those claims.

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

Share-based Payment

With our adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”), effective December 26, 2005, we are required to record the fair value of share-based payment awards as an expense.  In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes option-pricing model.  Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield.  Expected volatilities are based on historical volatility of our shares using daily price observations over a period consistent with the expected life.  For options granted in fiscal 2006 and later, we use the safe harbor guidance in SAB 107 to estimate the expected life of options.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods similar to the expected life.  While the risk-free interest rate and dividend yield are less subjective assumptions that, typically, are based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A portion of the Company’s borrowings are fixed rate obligations, including $11.7 million principal amount of Senior Notes bearing interest at a fixed rate of 12% per annum, and $1.6 million principal amount of Convertible Notes bearing interest at a fixed rate of 8% per annum.  The estimated fair value of these debt obligations at December 30, 2007 was $11.8 million for the Senior Notes, and $1.8 million for the Convertible Notes.  Management of the Company does not believe that a 10% increase in interest rates would have a material impact on the fair value of these fixed rate obligations.  Borrowings under the PNC Credit Facility aggregating $70.5 million at December 30, 2007 are at variable interest rates, and interest expense will be impacted by changes in interest rates generally prevailing in the United States and internationally.  Assuming an immediate 10% increase in the weighted average interest rate of 6.9% the impact to the Company in annualized interest expense would be approximately $487,000.  The Company has not entered into any swap agreements or other hedging transactions as a means of limiting exposure to interest rate or foreign currency fluctuations.  The Company provides its services in several countries; however, based upon the current level of investments in these countries, it does not believe that a 10% change in foreign currency rates would have a material impact to its financial position.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Schedule as listed on page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting includes policies and procedures pertaining to the Company’s ability to record, process, and report reliable information.  The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s published financial statements.

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 30, 2007.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, the Company’s management concluded that, as of December 30, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the Company’s fiscal quarter ended December 30, 2007, there were no changes in the Company’s internal controls over financial reporting that have materially and adversely affected, or are reasonably likely to materially and adversely affect the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 28, 2008 and is incorporated by reference herein.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 28, 2008 and is incorporated by reference herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 28, 2008 and is incorporated by reference herein.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 28, 2008 and is incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 28, 2008 and is incorporated by reference herein.

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

Date:  March 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

/s/	John C. Fanning
	John C. Fanning	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2008

/s/	Harry V. Maccarrone
	Harry V. Maccarrone	Executive Vice President and Director (Principal Financial and Accounting Officer)	March 20, 2008

/s/	Rosemary Maniscalco
	Rosemary Maniscalco	Vice Chairman and Director	March 20, 2008

/s/	Daniel Raynor
	Daniel Raynor	Director	March 20, 2008

/s/	Gordon Robinett
	Gordon Robinett	Director	March 20, 2008

/s/	Kenneth J. Daley
	Kenneth J. Daley	Director	March 20, 2008

/s/	Pierce J. Flynn
	Pierce J. Flynn	Director	March 20, 2008

COMFORCE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
COMFORCE Corporation:

We have audited the accompanying consolidated balance sheets of COMFORCE Corporation and subsidiaries, as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income, stockholders’ deficit and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended December 30, 2007, and the related financial statement schedule listed in Item 15 (a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMFORCE Corporation and subsidiaries as of December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 30, 2007.  Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company (i) adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” effective January 1, 2007, (ii) changed its method of quantifying errors in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective December 31, 2006, and (iii) adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, effective December 26, 2005.

/s/ KPMG LLP
Melville, New York
March 20, 2008

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 30, 2007 and December 31, 2006
(in thousands, except share and per share amounts)

	December 30,	December 31,
Assets	2007	2006
Current assets:
Cash and cash equivalents	$6,654	3,782
Accounts receivable, less allowance of $129 in 2007 and $195 in 2006	118,163	114,079
Funding and service fees receivable, less allowance of $44 in 2007 and $81 in 2006	13,101	13,170
Prepaid expenses and other current assets	4,408	3,863
Deferred income taxes, net	388	1,500
Total current assets	142,714	136,394

Deferred income taxes, net	164	263
Property and equipment, net	7,723	5,376
Deferred financing costs, net	480	765
Goodwill	32,073	32,073
Other assets, net	230	267

Total assets	$183,384	175,138

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,376	3,281
Accrued expenses	105,825	100,768
Total current liabilities	108,201	104,049

Long-term debt (including related party debt of $1,644 in 2007 and $1,520 in 2006)	83,858	89,770
Other liabilities	828	34

Total liabilities	192,887	193,853

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized, 17,387,553 and 17,370,551 shares issued and outstanding in 2007 and 2006, respectively	174	174
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized, 6,148 shares issued and outstanding at December 30, 2007 and December 31, 2006, with an aggregate liquidation preference of $8,389 at December 30, 2007 and $7,928 at December 31, 2006	4,304	4,304
Series 2003B, 3,500 shares authorized, 513 shares issued and outstanding at December 30, 2007 and December 31, 2006, with an aggregate liquidation preference of $676 at December 30, 2007 and $638 at December 31, 2006	513	513
Series 2004A, 15,000 shares authorized, 6,737 shares issued and outstanding at December 30, 2007 and December 31, 2006, with an aggregate liquidation preference of $8,284 at December 30, 2007 and $7,778 at December 31, 2006	10,264	10,264
Additional paid-in capital	48,356	48,190
Accumulated other comprehensive income	(256)	55
Accumulated deficit	(72,858)	(82,215)

Total stockholders’ deficit	(9,503)	(18,715)

Total liabilities and stockholders’ deficit	$183,384	175,138

The accompanying notes are an integral part of these consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
For the fiscal years ended December 30, 2007, December 31, 2006 and December 25, 2005
(in thousands, except per share amounts)

	December 30,	December 31,	December 25,
	2007	2006	2005

Net sales of services	$586,685	567,821	539,841

Costs and expenses:
Cost of services	494,104	478,927	460,581
Selling, general and administrative expenses	74,012	68,821	59,919
Depreciation and amortization	2,803	3,095	3,700

Total costs and expenses	570,919	550,843	524,200

Operating income	15,766	16,978	15,641

Other income (expense):
Interest expense	(7,669)	(9,369)	(10,744)
Loss on debt extinguishment	(443)	(169)	(336)
Other income, net	644	11	186
	(7,468)	(9,527)	(10,894)

Income from continuing operations before income taxes	8,298	7,451	4,747
Provision (benefit) for income taxes	3,309	3,373	(1,455)

Income from continuing operations	4,989	4,078	6,202

Income from discontinued operations, net of tax benefits of $0 in 2007 and $19 in 2005, respectively	1,000	-	70

Net income	$5,989	4,078	6,272

Dividends on preferred stock	1,005	1,005	1,005

Net income available to common stockholders	$4,984	3,073	5,267

Basic income per common share:
Income from continuing operations	$0.23	0.18	0.31
Income from discontinued operations	0.06	-	-
Net income	$0.29	0.18	0.31

Diluted income per common share:
Income from continuing operations	$0.16	0.13	0.21
Income from discontinued operations	0.03	-	-
Net income	$0.19	0.13	0.21

Weighted average common shares outstanding, basic	17,385	17,317	16,907
Weighted average common shares outstanding, diluted	31,870	31,012	29,793

The accompanying notes are an integral part of these consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficit and Comprehensive Income
Fiscal years ended December 30, 2007 , December 31, 2006 and December 25, 2005
(in thousands, except share amounts)

	Common stock		Preferred stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total stockholders' deficit

Balance at December 26, 2004	16,689,496	$167	13,398	$15,081	$47,193	$153	$(92,429)	$(29,835)

Comprehensive income :
Net income	-	-	-	-	-	-	6,272	6,272
Foreign currency translation adjustment	-	-	-	-	-	(6)	-	(6)
Total comprehensive income								6,266
Exercise of stock options	390,000	4	-	-	490	-	-	494
Issuance of common stock	36	-	-	-	-	-	-	-
Stock compensation expense	-	-	-	-	30	-	-	30
Beneficial conversion feature attributable to 8% Notes	-	-	-	-	14	-	-	14

Balance at December 25, 2005	17,079,532	171	13,398	15,081	47,727	147	(86,157)	(23,031)
Cumulative effect of adjustments resulting from the adoption of SAB No. 108, net of tax	-	-	-	-	-	-	(136)	(136)
Adjusted balance at December 26, 2005	17,079,532	171	13,398	15,081	47,727	147	(86,293)	(23,167)

Comprehensive income :
Net income	-	-	-	-	-	-	4,078	4,078
Foreign currency translation adjustment, net of tax of $35	-	-	-	-	-	(92)	-	(92)
Total comprehensive income								3,986
Exercise of stock options	290,628	3	-	-	341	-	-	344
Issuance of common stock	391	-	-	-	-	-	-	-
Share-based payment compensation expense	-	-	-	-	98	-	-	98
Beneficial conversion feature attributable to 8% Notes, net of tax of $36	-	-	-	-	24	-	-	24

Balance at December 31, 2006	17,370,551	174	13,398	15,081	48,190	55	(82,215)	(18,715)

Comprehensive income :
Net income	-	-	-	-	-	-	5,989	5,989
Adoption of FASB Interpretation No. 48	-	-	-	-	-	-	3,368	3,368
Foreign currency translation adjustment, net of tax of $199	-	-	-	-	-	(311)		(311)
Total comprehensive income								9,046
Exercise of stock options, including excess tax benefit of $5	17,000	-	-	-	30	-	-	30
Issuance of common stock	2	-	-	-	-	-	-	-
Share-based payment compensation expense	-	-	-	-	90	-	-	90
Beneficial conversion feature attributable to 8% Notes, net of tax of $3	-	-	-	-	46	-	-	46

Balance at December 30, 2007	17,387,553	$174	13,398	$15,081	$48,356	$(256)	$(72,858)	$(9,503)

The accompanying notes are an integral part of these consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Fiscal years ended December 30, 2007, December 31, 2006 and December 25, 2005
(in thousands)

	December 30,	December 31,	December 25,
	2007	2006	2005
Cash flows from operating activities:
Net income	$5,989	4,078	6,272

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,803	3,055	3,659
Amortization of intangible assets	–	40	41
Amortization of deferred financing costs	204	386	525
Net recoveries of bad debts	(103)	(8)	(236)
Deferred income taxes	1,413	1,357	581
Interest expense paid by the issuance of convertible notes	124	115	106
Gain from sale of discontinued niche telecom operations	(1,000)	–	(101)
Loss on repurchase of Senior Notes	443	169	336
Loss on disposal of fixed assets	–	48	–
Equity-based consulting expense	–	–	30
Share-based payment compensation expense	90	98	–
Excess tax benefit from stock option exercises	(5)	(135)	152
Changes in assets and liabilities:
Accounts, funding and service fees receivable	(3,606)	(7,874)	(26,416)
Prepaid expenses and other assets	466	1,016	(1,863)
Income taxes receivable	(121)	37	97
Accounts payable and accrued expenses	6,124	12,343	23,912
Net cash provided by operating activities	12,821	14,725	7,095

Cash flows from investing activities:
Purchases of property and equipment	(4,427)	(3,219)	(2,626)
Net cash used in investing activities	(4,427)	(3,219)	(2,626)
Net cash provided by discontinued investing activities	1,000	–	225

Cash flows from financing activities:
Net borrowings under line of credit agreements	5,140	7,283	6,559
Repurchases of Senior Notes	(11,482)	(23,461)	(18,258)
Debt financing costs	(13)	(368)	(76)
Excess tax benefit from stock option exercises	5	135	–
Proceeds from exercise of stock options	25	209	342
Repayments under capital lease obligations	(152)	(6)	(115)
Net cash used in financing activities	(6,477)	(16,208)	(11,548)

Net increase (decrease) in cash and cash equivalents	2,917	(4,702)	(6,854)
Effect of exchange rates on cash	(45)	67	38
Cash and cash equivalents, beginning of fiscal year	3,782	8,417	15,233

Cash and cash equivalents, end of fiscal year	$6,654	3,782	8,417

Supplemental cash flow information:
Cash paid during the fiscal year for:
Interest	$7,651	9,333	10,367
Income taxes	2,317	3,650	1,136

Supplemental schedule of significant non-cash investing and financing activities:
Capital lease obligations incurred for the purchase of new equipment	723	–	–

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Basis of Presentation

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

(2)	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year consists of the 52 or 53 weeks ending on the last Sunday in December.  The Company’s most recently completed fiscal year ended on December 30, 2007.  Fiscal years 2007 and 2005 each contained 52 weeks and fiscal year 2006 contained 53 weeks.

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

A portion of the Company’s revenue is attributable to license agreements.  Under the terms of such license agreements, the Company is fully responsible for the payment of the employees.  The Company submits all invoices for services performed to the customers and they are required to remit their payments for services performed directly to the Company.  The Company includes these revenues and related direct costs in its net sales of services and cost of services on a gross basis.  The net distribution to the licensee is based on a percentage of gross profit generated.  The net distributions to licensees included in selling, general and administrative expenses for the fiscal years ended December 30, 2007, December 31, 2006 and December 25, 2005 were approximately $2,147,000, $2,519,000 and $2,772,000, respectively.

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

Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity at the time of purchase of three months or less to be cash equivalents.  Cash equivalents consist of overnight deposits and certificates of deposit.  The Company reflects book overdraft positions within operating cash flows, when the bank has not advanced cash to the Company.

Property and Equipment

Property and equipment are carried at cost.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the shorter of the life of the lease or of the improvement.  Maintenance and repairs are charged to expense as incurred and improvements that extend the useful life of the related asset are capitalized.  The Company capitalizes its internal costs related to the development of software for internal use under the provisions of SOP 98-1, which are amortized over the estimated life of the software of approximately three to five years.

If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  If the sum of the

expected undiscounted future cash flows is less than the carrying amount of the long-lived asset, an impairment loss is recognized for the difference between the fair value and carrying amount of the asset.

Goodwill

The Company applies FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), to evaluate goodwill impairment at least annually by comparing each reporting unit’s estimated fair value to its carrying amount. The Company’s reporting units are represented by their reportable operating segments (see note 16).  If the reporting unit’s estimated fair value is less than its carrying amount, additional procedures are performed to determine if any impairment of goodwill exists.  There was no indication of goodwill impairment for the years ended December 30, 2007, December 31, 2006 and December 25, 2005.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“FIN 48”).  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position.  The tax benefits recognized in the financial statements from such tax position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company adopted the provisions of FIN 48 effective January 1, 2007.  The impact upon adoption was to increase retained earnings by approximately $3.4 million and to decrease accruals for uncertain tax positions and related penalties and interest by a corresponding amount.

The Company recognizes accrued interest and penalties related to income tax matters within income tax expense.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the significant estimates involved are the collectibility of receivables, the recoverability of long-lived assets, deferred tax assets and goodwill, accrued workers compensation liabilities, reserves for litigation and contingencies and the fair value of share-based payment compensation.  Actual results could differ from those estimates.

Fair Values of Financial Instruments

The carrying amounts of cash equivalents, accounts receivable, funding and service fees receivable, accounts payable and accrued expenses are believed to approximate fair value due to the short-term maturity of these financial instruments.  The carrying amounts of the Company’s revolving line of credit obligations is believed to approximate its fair value since the interest rate fluctuates with market changes in interest rates.

The Company’s fixed rate debt obligations are traded infrequently, and their fair value may fluctuate significantly due to changes in the demand for securities of their type, the overall level of interest rates, conditions in the high yield capital markets, and perceptions as to the Company’s condition and prospects.  After giving consideration to similar debt issues, indicated bid levels, and other market information, the Company believes that the approximate fair values of its outstanding debt instruments at December 30, 2007 were: (i) $11.8 million for COI’s 12% Senior Notes due 2010 in the outstanding principal amount of $11.7 million, and (ii) $1.8 million for COMFORCE’s 8% Convertible Subordinated Note in the outstanding principal amount of $1.6 million.

Deferred Financing Costs

Deferred financing costs consist of costs associated with the issuance of the Company’s long-term debt.  Such costs are amortized over the life of the related debt, which ranges from 3 to 13 years, and unamortized costs are fully expensed upon discharge of indebtedness.  The Company wrote-off deferred financing costs of $137,000 in fiscal 2007, $128,000 in fiscal 2006 and $178,000 in fiscal 2005 relating to the early extinguishment of debt (see note 8) which costs are included in loss on debt extinguishment in the consolidated statements of income.

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

Foreign Currency

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date.  Results of operations are translated using the average exchange rates during the fiscal year.  Related translation adjustments are accumulated in a separate component of stockholders’ deficit and transaction gains and losses are recognized in the consolidated statement of income when realized.

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

Stock Compensation Plans

Effective December 26, 2005, the Company adopted the provisions of the FASB Statement 123(R), Share-Based Payments (“SFAS No. 123(R)”).  Under the provisions of SFAS 123(R), share-based payments are measured at the grant date, based on the fair value of the award, and are expensed over the requisite service period.  The Company adopted SFAS 123(R) using the modified-prospective method and, accordingly, prior period results have not been restated to reflect the fair value method of recognizing compensation expense relating to stock options.  All new awards are subject to the provisions of SFAS 123(R).  Since all outstanding option awards were fully vested on the date of adoption, no compensation expense was recorded for outstanding awards.  For the fiscal year ended December 30, 2007, $90,000 of compensation expense was recorded within selling, general and administrative expense and the Company recognized an income tax benefit of $35,000 related to such expense.  For the fiscal year ended December 31, 2006,

$98,000 of compensation expense was recorded within selling, general and administrative expense and the Company recognized an income tax benefit of $38,000 related to such expense.

For periods prior to December 26, 2005, the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Since the exercise price for such options equaled or exceeded the market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant and no expense was recorded in the Company’s consolidated statements of income.

Had the compensation cost of the Company’s employee share-based payments for fiscal year 2005 been based upon the fair value method determined in accordance with SFAS 123(R), the Company’s pro forma net income and net income per share would have been (in thousands, except per share amounts):

December 25, 2005

Net income available to common stockholders as reported	$5,267

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	504
Pro forma income available to common stockholders	$4,763

Income per share:
As reported:
Basic	$0.31
Diluted	0.21
Pro forma:
Basic	0.28
Diluted	0.20

Under the modified-prospective method, SFAS 123(R) applies to all new awards and to awards outstanding on the effective date that are subsequently modified or cancelled since all outstanding awards on the date of adoption were fully vested.  The Company recognizes compensation expense for the fair value of all awards on a straight-line basis over the total requisite service period.  Cumulative compensation expense recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time.

The Company estimates the fair value of share-based payments using the Black-Scholes option pricing model.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted was $1.28 during the year ended December 30, 2007, $1.40 during the year ended December 31, 2006, and $1.30 during the year ended December 25, 2005.  In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants during the past three fiscal years are listed in the table below:

	Fiscal Year
	December 30, 2007	December 31, 2006	December 25, 2005

Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	49.0%	55.0%	38.1%
Risk-free interest rate	5.2%	5.0%	3.8%
Expected term (years)	5	5	5

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

The income tax benefit realized relating to the exercise of stock option awards was $5,000 for the year ended December 30, 2007, all of which is classified as a financing cash inflow in the Company’s consolidated statement of cash flows.   The income tax benefit realized relating to the exercise of stock option awards was $212,000 for the year ended December 31, 2006, of which $135,000 is classified as a financing cash inflow in the Company’s  consolidated statement of cash flows.  Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits related to share-based payments as operating cash inflows.  The income tax benefit realized relating to the exercise of stock option awards was $231,000 for the year ended December 25, 2005.

(3)           Property and Equipment

Property and equipment as of December 30, 2007 and December 31, 2006, consisted of (in thousands):

	Estimated useful lives in years	2007	2006

Computer equipment and related software	3-7	$26,948	22,105
Furniture and fixtures	3-10	2,431	2,415
Leasehold improvements	3-7	657	607
		30,036	25,127
Less accumulated depreciation and amortization		(22,313)	(19,751)
		$7,723	5,376

Depreciation and amortization expense related to property and equipment was $2,803,000, $3,055,000 and $3,659,000 for the fiscal years ended December 30, 2007, December 31, 2006 and December 25, 2005, respectively.

(4)           Goodwill

As of December 30, 2007 and December 31, 2006, the carrying amount of the Company’s goodwill was attributable to its Staff Augmentation segment ($22,873) and its Human Capital Management segment ($9,200).

There have been no changes in the carrying amount of goodwill during the past three fiscal years.

(5)           Staff Accounting Bulletin No. 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current year Financial Statements (“SAB 108”).  SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements.  SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  The Company changed its method of quantifying errors in accordance with SAB 108, effective December 31, 2006.

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

Upon adoption of SAB 108 in 2006, the Company corrected its consolidated financial statements to: (i) reduce allowance for doubtful accounts receivable for $278,000 and reduce accrued expenses for $73,000 for excess amounts established prior to December 26, 2005, and (ii) increase accrued expenses for $574,000 related to previously unrecorded obligations for rent escalations.  These adjustments were not considered material to any prior period when evaluated using the roll-over method.  As these adjustments were considered to be material under the dual method as of December 25, 2005, the Company recorded this cumulative effect adjustment as a decrease to retained earnings as of December 26, 2005 of $136,000, net of tax of $87,000.

(6)           Accrued Expenses

Accrued expenses as of December 30, 2007 and December 31, 2006, consisted of (in thousands):

	2007	2006

Payroll, payroll taxes and sub-vendor payables	$85,043	88,966
Book overdrafts	11,322	-
Other	9,460	11,802
	$105,825	100,768

(7)           Income Taxes

The Company’s income tax provision (benefit) for the years ended as of December 30, 2007, December 31, 2006, and December 25, 2005, was allocated as follows (in thousands):

	2007	2006	2005

Income from continuing operations	$3,309	3,373	(1,455)
Discontinued operations	-	-	(19)
	$3,309	3,373	(1,474)

The income tax provision (benefit) for the fiscal years ended December 30, 2007, December 31, 2006, and December 25, 2005, consisted of (in thousands):

	2007	2006	2005
Current:
Federal	$1,318	1,734	(1,870)
Foreign	263	117	24
State	315	165	(190)
Total current	1,896	2,016	(2,036)

Deferred:
Federal	1,237	1,059	496
State	176	298	85
Total deferred	1,413	1,357	581
Total income tax provision (benefit)	$3,309	3,373	(1,455)

Total income tax provision (benefit) relating to continuing operations differed from income taxes at the statutory federal income tax rate of 34% as a result of the following items (in thousands):

	2007	2006	2005

Income taxes at statutory federal tax rate of 34.0%	$2,821	2,533	1,614
State and local taxes, net of federal tax	384	221	519
Change in tax rates	20	54	203
Foreign tax rates	263	6	-
Tax contingency matters	-	247	(4,317)
Loss on subsidiary stock	(476)	-	-
Non-deductible meals	245	354	389
Other non-deductible expenses	52	(42)	137
Income tax provision (benefit)	$3,309	3,373	(1,455)

The components of deferred tax assets and liabilities at December 30, 2007 and December 31, 2006 (in thousands) are as follows:

	2007	2006
Deferred tax assets:
Receivable allowances	$68	107
Excess book amortization expense	339	1,130
Accrued liabilities and other	2,399	2,254
Foreign tax credits	263	-
Share-based payment compensation	86	50
Tax benefit of capital loss carryforward	2,165	1,134
Tax benefit of state NOL carryforwards, net of federal effect	734	606
	6,054	5,281
Less valuation allowance	(2,803)	(1,483)
Total deferred tax assets	3,251	3,798
Deferred tax liabilities:
Prepaids	722	795
Excess tax depreciation	1,797	1,032
Other	180	208
Total deferred tax liabilities	2,699	2,035
Net deferred tax asset	$552	1,763

At December 30, 2007, the Company had approximately $14.0 million of state net operating losses which expire in the tax years 2008 through 2027, if unused.  As of December 30, 2007, the Company had approximately $5.5 million of capital loss carry forwards which expire in the tax years 2009 through 2012, if unused.  In addition, the Company had foreign tax credit carryovers of approximately $263,000 which expires in 2017, if unused.

The increase in the Company’s valuation allowance was primarily related to the current generation of additional capital loss carry forwards ($1,030,000), state net operating losses ($114,000) and foreign tax credits ($263,000) for which management has determined that it may not realize the future tax benefits on a more likely-than-not basis, net of write-offs of previously deferred tax assets and a related valuation allowance of $87,000.  In 2007, the settlement of the Company’s niche telecom operations (see note 19) resulted in a discontinued operations gain of $1.0 million.  However, as this settlement resulted in a capital loss for tax purposes (due to the excess tax basis in the underlying investment), and the realization of such tax benefit is not more-likely-than-not, no tax benefit has been allocated to discontinued operations in 2007.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  A valuation allowance is provided when it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, the ability to carryback future losses to recover income taxes paid and tax planning strategies that could be implemented.  As of December 30, 2007, the Company’s deferred tax asset valuation allowance related to: capital loss carry forwards ($2,165,000), net operating loss carry forwards ($375,000), and foreign tax credits ($263,000).

A reconciliation of the total amounts of the Company’s unrecognized tax benefits for the fiscal year ended December 30, 2007 is as follows (in thousands):

Unrecognized tax benefits upon adoption of FIN 48	$-
Increases (decreases) in unrecognized tax benefits – tax positions taken during a prior period	-
Increases (decreases) in unrecognized tax benefits – tax positions taken during the current period	83
Increases (decreases) in unrecognized tax benefits – settlements with taxing authorities	-
Reductions in unrecognized tax benefits – lapses of the statutes of limitations	-
Unrecognized tax benefits as of December 30, 2007	$83

As of and for the fiscal year ended December 30, 2007, interest and penalties recognized in the Company’s consolidated balance sheet or statement of income were immaterial.  If recognized, the total amount of the Company’s unrecognized tax benefits as of December 30, 2007 would affect the Company’s effective tax rate.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The 2004 through 2007 tax years generally remain subject to examination by federal, most state tax, and foreign authorities.  In addition to the U.S., the Company’s major taxing jurisdictions include Hong Kong and Japan.  There has not been any past examinations nor are there any current tax examinations in progress for the 2004 through 2007 tax years.

(8)           Debt

Long-term debt at December 30, 2007 and December 31, 2006, consisted of (in thousands):

	2007	2006

12% Senior Notes, due December 1, 2010	$11,714	22,890
8% Subordinated Convertible Note, due December 2, 2009	1,644	1,520
Revolving line of credit, due July 24, 2010, with interest payable at prime plus 0.5% and/or LIBOR plus 1.75% with a weighted average rate of 6.9% at December 30, 2007 and 7.25% at December 31, 2006	70,500	65,360
Total long-term debt	$83,858	89,770

Contractual maturities of long-term debt are as follows (in thousands):

2009	$1,644
2010	82,214
Total	$83,858

Senior Notes:  In November 1997, COI issued $110 million of 12% Senior Notes due December 1, 2007, subsequently extended until December 1, 2010 (the “Senior Notes”), principally to fund its acquisition of Uniforce Services, Inc.  The Senior Notes provide for semi-annual payments of interest at the rate of 12% per annum.

The Senior Notes are governed by an indenture (the “Indenture”) under which Wilmington Trust Company serves as the trustee.  The Indenture contains a number of significant restrictions and covenants (with which COI believes it was in compliance at December 30, 2007) that require COI to ensure among other things that:

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

As a result of this redemption, COI recognized a loss on debt extinguishment of $151,000 in the third quarter of 2006, including the write-off of $115,000 of deferred financial costs.  COI utilized loan proceeds under its revolving credit facility to pay the redemption price (see “Revolving Line of Credit” below in this note 8). Upon completion of this redemption, COI held irrevocable consents to the second proposal from the holders of 100% of the aggregate principal amount of Senior Notes then outstanding.  Accordingly, on August 17, 2006, COI and Wilmington Trust Company, as trustee, entered into a Fourth Supplemental Indenture.  The Fourth Supplemental Indenture amended the Indenture and Senior Notes by:

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

On June 28, 2007, COI redeemed $10.0 million principal amount of Senior Notes at a redemption price equal to 103% of the principal amount, plus accrued interest.   The total redemption price, including accrued interest from June 1, 2007 to the redemption date, was $10.4 million.  As a result of this redemption, the Company recognized a loss on debt extinguishment of $424,000, including the write-off of $124,000 of deferred financing costs.  See also the discussion in this note 8 under “Revolving Line of Credit.”

On December 13, 2007, COI repurchased $1.2 million principal amount of Senior Notes for $1.2 million principally utilizing available funds under the PNC Credit Facility.  As a result of this repurchase, COI recognized a loss on debt extinguishment of $19,000 in the fourth quarter of 2007, including the write-off of $13,000 of deferred financing costs.

Convertible Note:  The Company’s 8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”) is convertible into common stock at $1.70 per share (or, in certain circumstances, into a participating preferred stock which in turn would be convertible into common stock at the same effective rate).

Under the terms of the Convertible Note, interest is payable either in cash or in kind at the Company’s election.  Debt service costs associated with the Convertible Note have been satisfied through additions to principal through December 1, 2007 (the most recent semi-annual interest payment date).  Additional principal is convertible into common stock on the same basis as other amounts outstanding under the Convertible Note, which provides for conversion into common stock at the rate of $1.70 per share.  As a result of its election to pay interest in kind under the Convertible Note, the Company recognized beneficial conversion features of $43,000 during 2007 which resulted in an increase in deferred financing costs and paid-in capital.  The Convertible Note may be prepaid in whole or in part, provided that the market value of the Company’s common stock exceeds $2.13 for a specified period of time.  The holder has 10 days to convert the Convertible Note following notice of prepayment.  The holder of the Convertible Note is a related party. See note 18.

Revolving Line of Credit:  At December 30, 2007, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, were parties to a $110.0 million Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.

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

*as defined in the PNC Credit Facility loan documents

The PNC Credit Facility also provides for a commitment fee of 0.25% of the unused portion of the facility. The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company.  The PNC Credit Facility contains various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness.

The PNC Credit Facility generally permits the Company to use up to $15.0 million in loan proceeds annually to repurchase its Senior Notes so long as the remaining availability under the facility, as defined in the agreement, is at least $7.5 million for the specified measurement period.  To enable the Company to effect the redemption of its Senior Notes in 2006, PNC permitted the Company to use (and it did use) $25.0 million of loan proceeds to pay the redemption price of the Senior Notes, which resulted in a reduction of the maximum funds available to repurchase or redeem Senior Notes in 2007.   The PNC Credit Facility permits the Company to carryover from any prior calendar year any unused portion of this amount, so long as the other criteria for borrowing are then satisfied.

At December 30, 2007, the Company had remaining availability, as defined in the agreement, under the PNC Credit Facility of up to $10.0 million.  As of December 30, 2007, the Company had outstanding $4.5 million of standby letters of credit under this facility. The Company was in compliance with all financial covenants under the PNC Credit Facility at December 30, 2007.

(9)         Income Per Share

Basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period.  Diluted income per share is computed assuming the exercise of stock options and warrants with exercise prices less than the average market value of the common stock during the period and the conversion of convertible debt and preferred stock into common stock to the extent such conversion assumption is dilutive.  The following represents a reconciliation of the numerators and denominators for the basic and diluted income per share computations (in thousands, except per share amounts):

	2007	2006	2005
Basic income per common share:
Income from continuing operations	$4,989	4,078	6,202
Dividends on preferred stock:
Series 2003A	461	461	461
Series 2003B	38	38	38
Series 2004A	506	506	506
	1,005	1,005	1,005

Income from continuing operations available to common stockholders	$3,984	3,073	5,197

Weighted average common shares outstanding	17,385	17,317	16,907

Basic income per common share from continuing operations	$0.23	0.18	0.31

Diluted income per common share:
Income from continuing operations available to common stockholders	$3,984	3,073	5,197
Dividends on preferred stock:
Series 2003A	461	461	461
Series 2003B	38	38	38
Series 2004A	506	506	506
	1,005	1,005	1,005
After tax equivalent of interest expense on 8% Subordinated Convertible Note	76	70	65
Income for purposes of computing diluted income per common share from continuing operations	$5,065	4,148	6,267

Weighted average common shares outstanding	17,385	17,317	16,907
Dilutive stock options	278	363	424
Assumed conversion of 8% Subordinated Convertible Note	900	832	769
Assumed conversion of Preferred Stock:
Series 2003A	7,549	7,111	6,672
Series 2003B	1,182	1,111	1,039
Series 2004A	4,576	4,278	3,982
Weighted average common shares outstanding for purposes of computing diluted income per share	31,870	31,012	29,793
Diluted income per common share from continuing operations	$0.16	0.13	0.21

In addition, options and warrants to purchase 1,295,000, 1,295,000 and 1,755,000 shares of common stock were outstanding as of the end of the fiscal years 2007, 2006 and 2005, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

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

The rights and preferences of the Company’s Series 2003A, 2003B and 2004A Convertible Preferred Stock  (collectively, the “Series Preferred Stock”) are substantially identical except that the conversion price is $1.05 per share for the Series 2003A Preferred Stock, $0.54 per share for the Series 2003B Preferred Stock and $1.70 per share for the Series 2004A Preferred Stock.  The conversion price is the price at which a holder of shares of Series Preferred Stock may convert such instruments into common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate).  The Company is permitted to require conversion of the Series Preferred Stock if the average market price of its common stock for any six month period is at least $3.25 per share for the Series 2003A and 2003B Preferred Stock or $4.50 per share for the Series 2004A Preferred Stock, but only if the shares of Series Preferred Stock can be converted into freely tradable common stock.

Each share of Series Preferred Stock has a face amount of $1,000, has no voting rights and bears annual cumulative dividends of $75 per share (7.5% per annum).  Upon liquidation, the holders of the Series Preferred Stock will be entitled to a liquidation preference of $1,000 per share plus the amount of cumulated, unpaid dividends before any distributions shall be made to the holders of common stock or any other junior series or class of stock of the Company.  Unless the holders of two-thirds of the shares of the Series Preferred Stock outstanding shall have otherwise consented, no series or class of preferred stock having rights or preferences that are not junior to the Series Preferred Stock shall be issued by the Company.  The holders of the Series Preferred Stock have no redemption rights.

The Company can only pay dividends on the Series Preferred Stock if (i) dividends can legally be paid in accordance with Delaware law, (ii) the Company’s board of directors, in its discretion upon the exercise of its fiduciary duties, declares that a dividend be paid, (iii) payment of the dividend is permitted under the terms of the PNC Credit Facility, and (iv) the Company’s wholly-owned operating subsidiary, COI, has sufficient funds to upstream in accordance with the restricted payments tests under the indenture governing the Senior Notes.  At December 30, 2007, there were cumulative, unpaid and undeclared dividends of $2.2 million on the Series 2003A Preferred Stock, $163,000 on the Series 2003B Preferred Stock and $1.6 million on the Series 2004A Preferred Stock.

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

The following table summarizes stock option activity during the year ended December 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Option Fair Value

Outstanding at December 31, 2006	2,388,200	$2.91
Granted	70,000	2.60			$1.28
Forfeitures	(37,100)	5.63			2.20
Expired	(33,000)	7.14
Exercised	(17,000)	1.51		$12,472

Outstanding and exercisable at December 30, 2007	2,371,100	$2.81	4.35	$301,450

The total cash received from stock option exercises for the years ended December 30, 2007, December 31, 2006 and December 25, 2005 was $26,000, $209,000 and $342,000, respectively.  The aggregate intrinsic value of exercised options for December 30, 2007, December 31, 2006 and December 25, 2005 was $12,472, $539,906 and $742,752, respectively.  The Company expects to settle future employee stock option exercises with the issuance of new shares.

Warrants:

At December 30, 2007 and December 31, 2006, the Company had outstanding warrants to purchase a total of 169,000 shares of common stock at a price of $7.55 per share.  These warrants are fully vested and expire in 2009.

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

As described in note 19, the Company resolved its litigation against the purchaser of the Company’s niche telecom operations in the fourth quarter of 2007.

In 2006, CTS entered into a contract with a United States government agency (the “Agency”) to provide technical, operational and professional services in foreign countries throughout the world for humanitarian purposes.  Persons employed by CTS in the host countries include U.S. nationals, nationals of the host countries (local nationals) and nationals of other countries (third country nationals). The contract provides, generally, that the U.S. government will reimburse the Company for all direct labor properly chargeable to the contract plus fringe benefits, in some cases at specified rates and profit.

The contract does not directly address taxes payable to foreign jurisdictions, but the contracting officer advised CTS by letter that it should not make tax payments or withholdings in the host countries because the Agency had negotiated or would negotiate with the host countries and expected these discussions to lead to bilateral agreements exempting contractors and contractor personnel from all tax liability.  New Agreements will not be retroactive.  The contract provides that CTS will be reimbursed for “all fines, penalties, and reasonable litigation expenses incurred as a result of compliance with specific contract terms and conditions or written instructions from the Contracting Officer.”  The contracting officer’s letter states that any fines, penalties, interest or costs of legal proceedings incurred in honoring these instructions will be reimbursable.

Management believes that the Agency has substantial interest in completing the negotiations of bilateral agreements with the host countries in order to minimize costs and thus avoid becoming responsible for reimbursing contractors such as CTS for fines and penalties. The Agency has advised CTS that bilateral agreements are in place with some host countries, and, further, that the Agency believes the Vienna Convention, in providing for the exclusion of host country tax liabilities for humanitarian workers, would apply to the work being performed under this contract.  Accordingly, management has concluded that it is not probable that host country tax assessments, if any, against CTS would ultimately be enforced. If any host country makes and seeks to enforce an assessment against it, CTS intends to request the Agency to intervene to overturn the host country’s decision to assess, and, if not successful, intends to pay any assessment and related fines and seek prompt reimbursement from the Agency.  Although not anticipated, amounts assessed could potentially exceed the amount available to us from our own resources or under the PNC Credit Facility. In such event, it is anticipated that the Company would request PNC to make a special advance or request the Agency to pre-fund these liabilities.

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

(13)           Savings Incentive and Profit Sharing Plan

The Company provides a savings incentive and profit sharing plan (the “Plan”).  All eligible employees may make contributions to the Plan on a pre-tax salary deduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code.  No contributions to the Plan were made by the Company in 2007, 2006 and 2005.

Certain employees who perform work for governmental agencies are required to be covered under a separate defined contribution plan.  During 2007, 2006 and 2005, the Company recorded approximately $858,000, $1,325,000 and $1,797,000, respectively, of expense related to these benefits.

(14)             Lease Commitments

The Company leases certain office space and equipment.  Rent expense for all operating leases in 2007, 2006 and 2005 approximated $3,177,000, $3,183,000 and $3,204,000, respectively.

As of December 30, 2007, future minimum rent payments due under the terms of noncancelable operating leases excluding amounts that will be paid for operating costs are (in thousands):

2008	$3,029
2009	2,734
2010	1,737
2011	1,054
Thereafter	708
$9,262

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

At the end of fiscal 2007, the Company had 5 customers that accounted for 42.5% of the Company’s total accounts receivable, one of which had accounts receivable balances in excess of 10% of the Company’s total accounts receivable.  For fiscal 2006, the Company had four customers that accounted for 38.5% of the Company’s total accounts receivable, two of which had accounts receivable balances in excess of 10% of the Company’s total accounts receivable.  For fiscal 2005, the Company had two customers which accounted for 23.6% of the Company’s total accounts receivable.  The largest four customers of the Company accounted for an aggregate of approximately 24.7%, 25.3% and 21.6% of the Company’s revenues for the fiscal years 2007, 2006 and 2005, respectively.

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

COMFORCE evaluates the performance of its segments and allocates resources to them based on operating contribution, which represents segment revenues less direct costs of operations, excluding the allocation of corporate general and administrative expenses.  Assets of the operating segments reflect primarily accounts receivable and goodwill associated with segment activities; all other assets are included as corporate assets.  The Company does not evaluate or account for expenditures for long-lived assets on a segment basis.

The table below presents information on revenues and operating contribution for each segment for the years ended December 30, 2007, December 31, 2006 and December 25, 2005, and items which reconcile segment operating contribution to COMFORCE’s reported income from continuing operations before income taxes (in thousands):

	December 30, 2007	December 31, 2006	December 25, 2005
Net sales of services:
Human Capital Management Services	$363,696	337,741	311,497
Staff Augmentation	219,471	226,304	223,672
Financial Outsourcing Services	3,518	3,776	4,672
	$586,685	567,821	539,841
Operating contribution:
Human Capital Management Services	$16,140	14,878	12,228
Staff Augmentation	18,207	20,085	19,753
Financial Outsourcing Services	3,078	2,854	3,706
	37,425	37,817	35,687
Consolidated expenses:
Corporate general and administrative expenses	18,856	17,744	16,346
Depreciation and amortization	2,803	3,095	3,700
Interest and other, net	7,025	9,358	10,558
Loss on debt extinguishment	443	169	336
	29,127	30,366	30,940

Income from continuing operations before income taxes	$8,298	7,451	4,747

Total assets:
Human Capital Management Services	$96,120	91,836
Staff Augmentation	54,116	54,316
Financial Outsourcing Services	13,101	13,170
Corporate	20,047	15,816
	$183,384	175,138

(17)           Limitations on Use of Cash

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI.  Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE.  The indenture governing the Senior Notes imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE.  Under the indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the indenture, the most significant component of which is based upon 50% of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision.   In calculating net income for this purpose, under the terms of the indenture, the Company must apply generally accepted accounting principles as in effect at the time the indenture was entered into in 1997.  Principally as a result of losses incurred by COI in fiscal 2001, 2002, 2003 and 2004, and prior distributions made by COI to COMFORCE, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the indenture until COI generates net income of approximately $5.4 million.  However, COMFORCE has approximately $1.9 million available to it at December 30, 2007 from proceeds it has generated from the sale of stock, principally upon the exercise of options and warrants.  This $1.9 million may be used by COMFORCE to pay interest on the Convertible Note or for other business purposes.

Interest on the Convertible Note is payable, at the option of COMFORCE, in cash or in-kind (by adding the interest then due to principal).  Through December 30, 2007, COMFORCE has paid all interest under the

Convertible Note in-kind.  COMFORCE’s ability to repay the Convertible Note at its maturity on December 2, 2009, or on any earlier required repayment or repurchase dates, will also be dependent on any restrictions under its loan agreements in effect and availability of funds.

(18)	Related Party Transactions

Convertible Note and Preferred Stock:  Fanning CPD Assets, LP (the “Fanning Partnership”) is the holder of the following instruments issued by the Company: the Convertible Note, of which $1.6 million in principal was outstanding at December 30, 2007, 6,148 shares of Series 2003A Preferred Stock, 513 shares of Series 2003B Preferred Stock and 6,737 shares of Series 2004A Preferred Stock, the terms of which are described under notes 8 and 10.  The Fanning Partnership is a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds an 82.4% economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of the Fanning Partnership, but has no pecuniary interest in the partnership.  Harry V. Maccarrone, a director and the executive vice president and chief financial officer of the Company, is the trustee of a trust and the general partner of a partnership that are limited partners in the Fanning Partnership, but he has only a nominal pecuniary interest.

In 2007, the Fanning Partnership received $124,000 in in-kind interest payments under the Convertible Note at the annual rate of 8.0%.  In addition, each of the Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum.  Dividends have cumulated in the amount of $2.2 million on the Series 2003A Preferred Stock, $163,000 on the Series 2003B Preferred Stock and $1.6 million on the Series 2004A Preferred Stock.  Although these cumulated dividends have not been declared by the Company’s board of directors and are not payable, the Fanning Partnership can elect to convert all or any portion of these shares of Series Preferred Stock, including the cumulated dividends, into common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate) at a conversion price of $1.05 per share for the Series 2003A Preferred Stock, $0.54 per share for the Series 2003B Preferred Stock and $1.70 per share for the Series 2004A Preferred Stock.  The Convertible Note is also convertible on substantially the same basis as the Series Preferred Stock at a conversion price of $1.70 per share.  The conversion price is the price at which the Fanning Partnership may convert the Series Preferred Stock or Convertible Note into common stock (or the equivalent preferred stock).

Other Transactions:  Rosemary Maniscalco, through a company owned by her, provides consulting services to the Company, at the rate of up to $1,400 per day, plus expenses.  During 2007, 2006 and 2005, the Company paid $124,420, $71,220 and $74,258, respectively, for such consulting services.  In addition, in 2005, the Company granted an option to purchase 25,000 shares of common stock at an exercise price of $3.02 per share to Ms. Maniscalco, for which a compensation expense of $30,000 was recorded. Rosemary Maniscalco is the Vice Chairman of the Company.

(19)	Sale of Niche Telecom Operations

In 2004, COMFORCE sold its interest in two telecom subsidiaries in the Staff Augmentation segment.  The buyer, Spears Holding Company, Inc. (“Spears”), is controlled by an individual who was one of the principals of these companies when they were sold to COMFORCE in 1998.  The consideration included cash of $1,448,000 and short-term promissory notes of $1,150,000 which were paid during fiscal 2004.  Consideration also included three long-term promissory notes totaling $3.7 million which were valued at $1.4 million by an independent valuation firm. The sale resulted in a gain of $1,102,000, which represented the excess of the net proceeds (cash and short-term notes of $2,598,000 plus the fair value of the long-term notes of $1,400,000, less transaction costs of $144,000), over the net book value of the net assets of the business sold of $2,752,000.  The Company did not recognize any gain on this transaction until the cash payments it received exceeded its investment ($2,896,000) in the business sold.  The cash received under the sale agreement, including principal and interest on the notes, was recorded as a reduction of, and, during the second quarter of 2005, had eliminated the balance in net assets held for sale.  Cash received during 2005 in excess of net assets held for sale of $101,000 has been recorded as a gain from the sale of discontinued operations.  This was partially offset by $31,000, net of tax, of legal fees which resulted in income from discontinued operations for fiscal 2005 of $70,000.

Following mediation and extended negotiations, the parties reached settlement in September, 2007 under which $1.0 million was received in the fourth quarter of 2007 in full satisfaction of all amounts due to the Company.  The $1.0 million was recorded as a gain from the sale of discontinued operations in 2007.  The settlement resulted in a capital loss for income tax purposes.  Accordingly, no provision for income taxes was recorded.

(20)           Selected Quarterly Financial Data (unaudited)
(In thousands, except per share data and footnotes)

Fiscal 2007	Quarter
	First	Second	Third	Fourth	Year ended December 30, 2007

Net sales of services	$141,603	$149,696	$150,667	$144,719	$586,685
Gross profit	22,149	23,254	23,164	24,014	92,581
Net income	914	1,074	1,789	2,212	5,989

Income per share:
Basic	$0.04	$0.05	$0.09	$0.11	$0.29
Diluted	$0.03	$0.03	$0.06	$0.07	$0.19

Fiscal 2006 (1)	Quarter
	First	Second	Third	Fourth	Year ended December 31, 2006

Net sales of services	$135,001	$143,577	$140,158	$149,085	$567,821
Gross profit	20,161	22,153	21,951	24,629	88,894
Net income	245	1,007	935	1,891	4,078

Income per share:
Basic	$0.00	$0.04	$0.04	$0.09	$0.18
Diluted	$0.00	$0.03	$0.03	$0.06	$0.13

(1)    Revised for the adoption of SAB 108 (see note 5).

Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the fiscal year.

COMFORCE CORPORATION AND SUBSIDIARIES

Schedule II Valuation and Qualifying Accounts
Fiscal years ended December 30, 2007, December 31, 2006 and December 25, 2005
(in thousands)

	Balance at beginning of period	Impact of Adopting SAB 108	Charged to costs and expenses	Charged to other accounts	Deductions (Net (write-offs) recoveries)	Balance at end of period

For the fiscal year ended December 30, 2007:
Allowance for doubtful accounts	$276	–	89	–	(192)	173

For the fiscal year ended December 31, 2006:
Allowance for doubtful accounts	$705	(421)	85	–	(93)	276

For the fiscal year ended December 25, 2005:
Allowance for doubtful accounts	$1,042	–	(236)	–	(101)	705

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

3.5
Amended and Restated Certificate of Designation and Determination of Rights and Preferences of Series 2003A, 2003B and 2004A Convertible Preferred Stock of COMFORCE Corporation filed with the Secretary of State of Delaware on December 8, 2004 (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K dated December 13, 2004 and incorporated herein by reference).

3.6
Bylaws of COMFORCE Corporation, as amended and restated effective as of February 26, 1997 (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 1996 and incorporated herein by reference).

3.7
Amendment to Amended and Restated Bylaws of COMFORCE Corporation, as adopted and effective as of May 3, 2006 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K filed May 4, 2006 and incorporated herein by reference).

3.8
Amendment to Amended and Restated Bylaws of COMFORCE Corporation, as adopted on December 20, 2007 and effective as of January 1, 2008 (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K filed December 20, 2007 and incorporated herein by reference).

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

4.6
Second Amended and Restated 8% Subordinated Convertible Note due December 2, 2009 of COMFORCE Corporation (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K dated December 13, 2004 and incorporated herein by reference).

10.1
Amended and Restated Employment Agreement dated as of August 7, 2006 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 2006 and incorporated herein by reference).

10.2
Amended and Restated Employment Agreement dated as of August 7, 2006 among COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 2006 and incorporated herein by reference).

10.3
Amendment to Amended and Restated Employment Agreement dated as of March 27, 2007 among COMFORCE Corporation, COMFORCE Operating, Inc. and Harry Maccarrone (included as an exhibit to COMFORCE Corporation’s Annual Report on Form 10-K for the fiscal year December 31, 2006 and incorporated herein by reference).

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

10.6
Restated Deferred Compensation Plan approved as of October 30, 2006 (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2006 and incorporated herein by reference).

10.7
Restated Deferred Vacation Plan approved as of October 30, 2006 (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2006 and incorporated herein by reference).

10.8
Revolving Credit and Security Agreement dated as of June 25, 2003 among the Company, PNC Bank, National Association, as lender and administrative agent, and other named lenders (included as an exhibit to COMFORCE Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference).

10.9
Waiver and Amendment No. 1 dated as of March 17, 2004 to Revolving Credit and Security Agreement dated as of June 25, 2003 among the Company, PNC Bank, National Association, as lender and administrative agent, and other named lenders (included as an exhibit to COMFORCE Corporation's Quarterly Report on Form 10-Q for the quarter ended March 28, 2004 and incorporated herein by reference).

10.10
Amendment No. 2 to Revolving Credit and Security Agreement dated as of September 29, 2004 among the Company and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders (included as an exhibit to COMFORCE Corporation's Quarterly Report on Form 10-Q for the quarter ended September 26, 2004 and incorporated herein by reference).

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

10.15
Amendment No. 7 to Revolving Credit and Security Agreement dated as of May 24, 2007 among the Company and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007 and incorporated herein by reference).

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

* Filed herewith.