Form 10-Q
period 2008-03-30
COMFORCE CORP
filed 2008-05-07
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2008
Common stock, $.01 par value	17,387,554 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 30, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$13,804	6,654
Accounts receivable, less allowance of $129 in 2008 and 2007	120,886	118,163
Funding and service fees receivable, less allowance of $44 in 2008 and 2007	10,440	13,101
Prepaid expenses and other current assets	3,980	4,408
Deferred income taxes, net	368	388
Total current assets	149,478	142,714

Deferred income taxes, net	59	164
Property and equipment, net	8,116	7,723
Deferred financing costs, net	432	480
Goodwill	32,073	32,073
Other assets, net	218	230
Total assets	$190,376	183,384

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,407	2,376
Accrued expenses	110,245	105,825
Total current liabilities	112,652	108,201

Long-term debt (including related party debt of $1,644 in 2008 and 2007)	85,358	83,858
Other liabilities	734	828
Total liabilities	198,744	192,887

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 17,387,554 and 17,387,553 shares issued and outstanding at March 30, 2008 and December 30, 2007, respectively	174	174
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized; 6,148 shares issued and outstanding at March 30, 2008 and December 30, 2007, with an aggregate liquidation preference of $8,504 at March 30, 2008 and $8,389 at December 30, 2007	4,304	4,304
Series 2003B, 3,500 shares authorized; 513 shares issued and outstanding at March 30, 2008 and December 30, 2007, with an aggregate liquidation preference of $686 at March 30, 2008 and $676 at December 30, 2007	513	513
Series 2004A, 15,000 shares authorized; 6,737 shares issued and outstanding at March 30, 2008 and December 30, 2007, with an aggregate liquidation preference of $8,410 at March 30, 2008 and $8,284 at December 30, 2007	10,264	10,264
Additional paid-in capital	48,333	48,356
Accumulated other comprehensive income	(90)	(256)
Accumulated deficit	(71,866)	(72,858)
Total stockholders’ deficit	(8,368)	(9,503)
Total liabilities and stockholders’ deficit	$190,376	183,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007

Net sales of services	$150,210	141,603

Costs and expenses:
Cost of services	126,402	119,454
Selling, general and administrative expenses	19,619	17,955
Depreciation and amortization	675	637
Total costs and expenses	146,696	138,046

Operating income	3,514	3,557
Other income (expense):
Interest expense	(1,439)	(2,034)
Other (expense) income, net	(283)	43
	(1,722)	(1,991)
Income before income taxes	1,792	1,566
Provision for income taxes	800	652
Net income	$992	914

Dividends on preferred stock	251	251

Net income available to common stockholders	$741	663

Basic income per common share	$0.04	0.04

Diluted income per common share	$0.03	0.03

Weighted average common shares outstanding, basic	17,388	17,382
Weighted average common shares outstanding, diluted	32,624	31,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months Ended
	March 30, 2008	April 1, 2007
Cash flows from operating activities:
Net income	$992	914

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	675	637
Amortization of deferred financing fees	48	51
Net recoveries of bad debts	-	(6)
Tax benefit from stock option exercises	-	(4)
Changes in assets and liabilities:
Accounts, funding and service fees receivable	(106)	(13,961)
Prepaid expenses and other assets	435	(565)
Accounts payable and accrued expenses	4,596	8,388
Income tax receivable	4	499
Net cash provided by (used in) operating activities	6,644	(4,047)

Cash flows from investing activities:
Purchases of property and equipment	(1,068)	(1,780)
Net cash used in investing activities	(1,068)	(1,780)

Cash flows from financing activities:
Net repayments under capital lease obligations	(57)	(8)
Net borrowings under line of credit agreements	1,500	5,213
Tax benefit from stock option exercises	-	4
Proceeds from exercise of stock options	-	21
Net cash provided by financing activities	1,443	5,230

Net increase (decrease) in cash and cash equivalents	7,019	(597)
Effect of exchange rates on cash	131	14
Cash and cash equivalents at beginning of period	6,654	3,782
Cash and cash equivalents at end of period	$13,804	3,199

Supplemental disclosures:
Cash paid for:
Interest	$1,054	1,062
Income taxes	227	162

Supplemental schedule of significant non-cash financing activities:
Capital lease obligations incurred for the purchase of new equipment	$-	131

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

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.  Management believes that the disclosures made are adequate to ensure that the information presented is not misleading; however, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2007.  The results for the three month period ended March 30, 2008 are not necessarily indicative of the results of operations that might be expected for the entire year.

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

3.           DEBT

 Long-term debt at March 30, 2008 and December 30, 2007, consisted of (in thousands):

	March 30, 2008	December 30, 2007

12% Senior Notes, due December 1, 2010	$11,714	11,714
8% Subordinated Convertible Note, due December 2, 2009	1,644	1,644
Revolving line of credit, due July 24, 2010, with interest payable at prime plus 0.5% and/or LIBOR plus 1.75% (1.50% beginning March 24, 2008) with a weighted average rate of 4.75% at March 30, 2008, and 6.9% at December 30, 2007	72,000	70,500
Total long-term debt	$85,358	83,858

Contractual maturities of long-term debt as of March 30, 2008 are as follows (in thousands):

2009	$ 1,644
2010	83,714
Total	$ 85,358

Senior Notes:  In November 1997, COI issued $110 million of 12% Senior Notes due December 1, 2007, subsequently extended until December 1, 2010 (the “Senior Notes”), principally to fund its acquisition of Uniforce Services, Inc.  The Senior Notes provide for semi-annual payments of interest at the rate of 12% per annum.

The Senior Notes are governed by an indenture (the “Indenture”) under which Wilmington Trust Company serves as the trustee.  The Indenture contains a number of significant restrictions and covenants (with which COI believes it was in compliance at March 30, 2008) that require COI to ensure among other things that:

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

Under the terms of the Convertible Note, interest is payable either in cash or in-kind at the Company’s election.  Debt service costs associated with the Convertible Note have been satisfied through additions to principal through December 1, 2007 (the most recent semi-annual interest payment date).  Additional principal is convertible into common stock on the same basis as other amounts outstanding under the Convertible Note, which provides for conversion into common stock at the rate of $1.70 per share. As a result of its election to pay interest in-kind under the Convertible Note, the Company recognized beneficial conversion features of $43,000 during 2007 which resulted in an increase in deferred financing costs and paid-in capital.  The Convertible Note may be prepaid in whole or in part, provided that the market value of the Company’s common stock exceeds $2.13 for a specified period of time.  The holder has 10 days to convert the Convertible Note following notice of prepayment.  The holder of the Convertible Note is a related party.

Revolving Line of Credit:  At March 30, 2008, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, were parties to a $110.0 million Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.

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

At March 30, 2008, the Company had remaining availability, as defined in the agreement, under the PNC Credit Facility of up to $16.6 million.  As of March 30, 2008, the Company had outstanding $4.5 million of standby letters of credit under this facility. The Company was in compliance with all financial covenants under the PNC Credit Facility at March 30, 2008.

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

	Three Months Ended
	March 30, 2008	April 1, 2007
Basic income per common share:
Net income	$992	914
Deduct dividends on preferred stock:
Series 2003A	115	115
Series 2003B	10	10
Series 2004A	126	126
	251	251
Income available to common stockholders	$741	663

Weighted average common shares outstanding	17,388	17,382

Basic income per common share	$0.04	0.04

Diluted income per common share:
Income available to common stockholders	$741	663
Add dividends on preferred stock:
Series 2003A	115	115
Series 2003B	10	10
Series 2004A	126	126
	251	251

Add after tax equivalent of interest expense on 8% Subordinated Convertible Note	20	19

Income for purposes of computing diluted income per common share	$1,012	933

Weighted average common shares outstanding	17,388	17,382
Dilutive stock options	147	264

Assumed conversion of 8% Subordinated Convertible Note	974	900
Assumed conversion of Preferred Stock:
Series 2003A	7,989	7,550
Series 2003B	1,253	1,182
Series 2004A	4,873	4,576
Weighted average common shares outstanding for purposes of computing diluted income per share	32,624	31,854
Diluted income per common share	$0.03	0.03

Options and warrants to purchase 1.9 million and 1.3 million shares of common stock were outstanding as of March 30, 2008 and April 1, 2007, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

5.           INDUSTRY SEGMENT INFORMATION

COMFORCE has determined that its reportable segments are distinguished principally by the types of services offered to the Company’s clients.  The Company manages its operations and reports its results through three operating segments – Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services. The Human Capital Management Services segment primarily provides contingent workforce management services.  The Staff Augmentation segment provides healthcare support services, technical and engineering, information technology, telecommunications and other staffing services. The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies.

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

The table below presents information on the revenues and operating contribution for each segment for the three month periods ended March 30, 2008 and April 1, 2007, and items which reconcile segment operating contribution to COMFORCE’s reported income before income taxes (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Net sales of services:
Human Capital Management Services	$96,009	86,987
Staff Augmentation	53,467	53,783
Financial Outsourcing Services	734	833
	$150,210	141,603
Operating contribution:
Human Capital Management Services	$3,620	3,860
Staff Augmentation	4,638	4,322
Financial Outsourcing Services	689	699
	8,947	8,881

Consolidated expenses:
Corporate general and administrative expenses	4,758	4,687
Depreciation and amortization	675	637
Interest and other, net	1,722	1,991
	7,155	7,315
Income before income taxes	$1,792	1,566

	At March 30, 2008	At December 30, 2007
Total assets:

Human Capital Management Services	$94,914	96,120
Staff Augmentation	58,045	54,116
Financial Outsourcing Services	10,440	13,101
Corporate	26,977	20,047
	$190,376	183,384

6.           COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007

Net income	$992	914

Foreign currency translation adjustment, net	166	(29)
Total comprehensive income	$1,158	885

7.           ACCRUED EXPENSES

Accrued expenses as of March 30, 2008 and December 30, 2007 consisted of (in thousands):

	March 30, 2008	December 30, 2007

Payroll, payroll taxes and sub-vendor payments	$80,488	85,043
Book overdrafts	8,792	11,322
Other	20,965	9,460
	$110,245	105,825

8.           SUBSEQUENT EVENT

In April 2008, the Company repurchased $6.5 million principal amount of 12% Senior Notes due December 1, 2010 at a price equal to 101% of the principal amount, plus accrued interest.  The total repurchase price, including accrued interest, was $6.9 million.  The Company repurchased the Senior Notes from an unrelated party utilizing available funds under the PNC Credit Facility.  As a result of this repurchase, the Company expects to recognize a loss on debt extinguishment of $129,000 in the second quarter of 2008, including the write-off of $64,000 of deferred financing costs.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below supplements the information found in the accompanying condensed consolidated financial statements and related notes of COMFORCE Corporation (“COMFORCE”) and its wholly-owned subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”).

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

In April 2008, the Company repurchased $6.5 million principal amount of 12% Senior Notes due December 1, 2010 at a price equal to 101% of the principal amount, plus accrued interest.  The total repurchase price, including accrued interest, was $6.9 million.  The Company repurchased the Senior Notes from an unrelated party utilizing available funds under the PNC Credit Facility.  As a result of this repurchase, the Company expects to recognize a loss on debt extinguishment of $129,000 in the second quarter of 2008, including the write-off of $64,000 of deferred financing costs.

 Management of the Company has recently observed some deterioration in the labor markets and instability in the credit markets beginning in the first quarter of 2008.  If this uncertainty persists or deteriorates further during 2008, such economic conditions could adversely affect the Company’s operations.

Results of Operations

Three Months Ended March 30, 2008 compared to April 1, 2007

Net sales of services for the three months ended March 30, 2008 were $150.2 million, which represents a 6.1% increase from the $141.6 million in net sales of services recorded for the three months ended April 1, 2007.  Net sales of services in the Human Capital Management Services segment increased by $9.0 million, or 10.4%, due to an increase in services provided to new and existing clients.  Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary.  In the Staff Augmentation segment, the sales decrease of $316,000, or .6%, is principally attributable to the decrease of services provided to technical services customers, partially offset by an increase in services provided to healthcare support customers.

Cost of services for the three months ended March 30, 2008 was 84.2% of net sales of services as compared to cost of services of 84.4% net sales of services for the three months ended April 1, 2007.  The cost of services as a percentage of net sales for the first three months of 2008 decreased slightly from the first three months of 2007 principally due to higher gross margins on services provided to healthcare support and technical services customers.

Selling, general and administrative expenses as a percentage of net sales of services were 13.1% for the three months ended March 30, 2008, compared to 12.7% for the three months ended April 1, 2007.  The $1.7 million increase in selling, general and administrative expenses is primarily due to higher personnel costs incurred to support the increase in consultant consolidation services provided in the Human Capital Management Services segment discussed above.

Operating income for the three months ended March 30, 2008 was $3.5 million, or 2.3% of net sales, as compared to operating income of $3.6 million, or 2.5% of net sales, for the three months ended April 1, 2007.  The Company’s operating income for the first three months of 2008 is slightly lower than for the first three months of 2007 principally due to an increase in selling, general, and administrative expenses discussed above, partially offset by an increase in net sales of services in Human Capital Management Services.

The Company’s interest expense for the three months ended March 30, 2008 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $1.4 million for the first three months of 2008 was lower as compared to the interest expense of $2.0 million for the first three months of 2007.  This reduction was principally due to the repurchase and redemption of $11.2 million of Senior Notes during 2007 and lower interest rates on the PNC Credit Facility.  This decrease was partially offset by increased interest expense on the PNC Credit Facility due to higher borrowings in the first three months of 2008 as compared to the first three months of 2007.

The income tax provision for the three months ended March 30, 2008 was $800,000 (a rate of 44.6%) on income before income taxes of $1.8 million.   The income tax provision for the three months ended April 1, 2007 was $652,000 (a rate of 41.6%) on income before income taxes of $1.6 million. The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for the respective periods relates primarily to state income taxes and non-deductible expenses (primarily a portion of meals and entertainment).

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

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employment related expenses for its employees, including workers compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses.  The Company offers health, dental, 401(k), disability and life insurance to its eligible employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, resulting in significant outstanding receivables.  To the extent the Company grows, these receivables will increase and there will be greater need for borrowing availability under the PNC Credit Facility.  At April 27, 2008, the Company had outstanding $78.7 million principal amount under the PNC Credit Facility with remaining availability of up to $8.9 million, as defined in the loan agreement, to fund operations.

Off-Balance Sheet and Contractual Obligations: As of March 30, 2008, we had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below.  The following table represents contractual commitments associated with operating lease agreements, employment agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2008	2009	2010	2011	Thereafter

Operating Leases	$2,272	$2,734	$1,737	$1,054	$708
Employment Agreements	741	-	-	-	-
PNC Credit Facility*- principal repayments	-	-	72,000	-	-
Senior Notes* - principal repayments	-	-	11,714	-	-
Convertible Note* - principal repayments	-	1,644	-	-	-
Total	$3,013	$4,378	$85,451	$1,054	$708

*  See note 3 to our condensed consolidated financial statements.

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

The Company also had standby letters of credit outstanding under the PNC Credit Facility at March 30, 2008 in the aggregate amount of $4.5 million.

During the first three months of 2008, the Company’s primary sources of funds were $6.6 million provided by its operating activities due to the profitability of the Company and an increase in current liabilities during the period.  The Company also used cash of $1.1 million in investing activities due to the purchases of property and equipment.  In addition, the cash provided by financing activities of $1.4 million is primarily a result of increased borrowings of $1.5 million under the PNC Credit Facility.

At March 30, 2008, the Company also had outstanding (i) $11.7 million principal amount of Senior Notes bearing interest at 12% per annum and (ii) $1.6 million principal amount of Convertible Notes bearing interest at 8% per annum.  At March 30, 2008, the Company had outstanding $72.0 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 4.75% per annum.  At such date, the Company had remaining availability of up to $16.6 million, as defined in the agreement, under the PNC Credit Facility.

The Company has made significant progress in improving its capital structure through the elimination of long-term debt through the repurchase, redemption or exchange of Senior Notes, Convertible Notes and other instruments.  Since June 2000, the Company has reduced its public debt from $138.8 million to $5.2 million and its total long-term debt from $195.3 million to $85.4 million during the same period.  The Company has reduced its annualized interest expense by borrowing at the lower rates available under the PNC Credit Facility to effectuate the repurchase or redemption of long-term debt and by exchanging preferred stock and lower interest rate Convertible Notes for public debt.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI.  Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE.  The Indenture imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE.  Under the Indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the Indenture, the most significant component of which is based upon 50% of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision.   In calculating net income for this purpose, under the terms of the Indenture, the Company must apply generally accepted accounting principles as in effect at the time the Indenture was entered into in 1997.  Principally as a result of distributions made, and losses incurred by COI in prior years, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the Indenture until COI generates additional net income of approximately $5.1 million.  However, COMFORCE has approximately $1.9 million available at March 30, 2008 from proceeds it has generated from the sale of stock, principally upon the exercise of options and warrants. This $1.9 million may be used by COMFORCE to pay interest and principal on the Convertible Notes or for other business purposes.

The Company’s Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at March 30, 2008 there were cumulated, unpaid and undeclared dividends of $2.4 million on the Series 2003A Preferred Stock, $173,000 on the Series 2003B Preferred Stock and $1.7 million on the Series 2004A Preferred Stock.  If such dividends and underlying instruments were converted to voting or non-voting common stock, the aggregate amount would equal 14.3 million shares at March 30, 2008 (as compared to 13.5 million shares at April 1, 2007).

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next 12 months.  The Company was in compliance with all covenants under the PNC Credit Facility at March 30, 2008 and expects to remain in compliance for the next 12 months.

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

Critical Accounting Policies and Estimates

As disclosed in the annual report on Form 10-K for the year ended December 30, 2007, the discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates.  Our most critical accounting policies relate to allowance for doubtful accounts, accrued workers compensation liability, goodwill impairment, and income taxes.  Since December 30, 2007, there have been no changes in our critical accounting policies and no other significant changes to the methods used in the assumptions and estimates related to them.

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

•	unfavorable press or analysts’ reports concerning our industry or our company could negatively affect the perception investors have of our company and our prospects; or

•	any of the other factors described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 3 has been disclosed in Item 7A of the Company’s annual report on Form 10-K for the year ended December 30, 2007.  There has been no material change in the Company’s market risks.

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

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS.

Since the date of the filing of the Company’s annual report on Form 10-K for the year ended December 30, 2007, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such Form 10-K.

ITEM 1A.                      RISK FACTORS.

Since the date of the filing of the Company’s annual report on Form 10-K for the year ended December 30, 2007, there have been no material changes to the risk factors described under Item 1A in such Form 10-K.

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
Date: May 7, 2008