Form 10-Q
period 2008-06-29
COMFORCE CORP
filed 2008-08-07
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2008
Common stock, $.01 par value	17,387,555 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 29, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$4,758	$6,654
Accounts receivable, less allowance of $102 in 2008 and $129 in 2007	123,641	118,163
Funding and service fees receivable, less allowance of $44 in 2008 and 2007	10,891	13,101
Prepaid expenses and other current assets	2,911	4,408
Deferred income taxes, net	368	388
Total current assets	142,569	142,714

Deferred income taxes, net	106	164
Property and equipment, net	9,210	7,723
Deferred financing costs, net	339	480
Goodwill	32,073	32,073
Other assets, net	202	230
Total assets	$184,499	$183,384

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,830	$2,376
Accrued expenses	106,911	105,825
Total current liabilities	108,741	108,201

Long-term debt (including related party debt of $1,710 in 2008 and $1,644 in 2007)	81,877	83,858
Other liabilities	638	828
Total liabilities	191,256	192,887

Commitments and contingencies (note 9)

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 17,387,555 and 17,387,553 shares issued and outstanding at June 29, 2008 and December 30, 2007, respectively	174	174
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized; 6,148 shares issued and outstanding at June 29, 2008 and December 30, 2007, with an aggregate liquidation preference of $8,619 at June 29, 2008 and $8,389 at December 30, 2007	4,304	4,304
Series 2003B, 3,500 shares authorized; 513 shares issued and outstanding at June 29, 2008 and December 30, 2007, with an aggregate liquidation preference of $695 at June 29, 2008 and $676 at December 30, 2007	513	513
Series 2004A, 15,000 shares authorized; 6,737 shares issued and outstanding at June 29, 2008 and December 30, 2007, with an aggregate liquidation preference of $8,537 at June 29, 2008 and $8,284 at December 30, 2007	10,264	10,264
Additional paid-in capital	48,412	48,356
Accumulated other comprehensive income	(157)	(256)
Accumulated deficit	(70,267)	(72,858)
Total stockholders’ deficit	(6,757)	(9,503)
Total liabilities and stockholders’ deficit	$184,499	$183,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net sales of services	$152,756	$149,696	$302,966	$291,299

Costs and expenses:
Cost of services	128,365	126,442	254,767	245,896
Selling, general and administrative expenses	19,632	18,530	39,251	36,485
Depreciation and amortization	738	702	1,413	1,339
Total costs and expenses	148,735	145,674	295,431	283,720

Operating income	4,021	4,022	7,535	7,579

Other income (expense):
Interest expense	(1,129)	(2,015)	(2,568)	(4,049)
Loss on debt extinguishment	(129)	(424)	(129)	(424)
Other income (expense), net	106	297	(177)	340
	(1,152)	(2,142)	(2,874)	(4,133)

Income before income taxes	2,869	1,880	4,661	3,446
Provision for income taxes	1,270	806	2,070	1,458
Net income	$1,599	$1,074	$2,591	$1,988

Dividends on preferred stock	251	251	502	502

Net income available to common stockholders	$1,348	$823	$2,089	$1,486

Basic income per common share	$0.08	$0.05	$0.12	$0.09

Diluted income per common share	$0.05	$0.03	$0.08	$0.06

Weighted average common shares outstanding, basic	17,388	17,386	17,388	17,384
Weighted average common shares outstanding, diluted	32,853	32,165	32,628	31,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six months Ended
	June 29, 2008	July 1, 2007

Cash flows from operating activities:	$2,591	$1,988
Net income

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,413	1,339
Amortization of deferred financing fees	91	107
Net recoveries of bad debts	(27)	(7)
Interest expense paid by the issuance of convertible notes	66	61
Loss on repurchase of Senior Notes	129	424
Excess tax benefit from stock option exercises	-	(4)
Share-based payment compensation expense	65	90
Changes in assets and liabilities:		-
Accounts, funding and service fees receivable	(3,248)	(1,980)
Prepaid expenses and other current assets	1,513	511
Accounts payable and accrued expenses	521	(3,908)
Income tax receivable	8	378
Net cash provided by (used in) operating activities	3,122	(1,001)
Cash flows from investing activities:
Purchases of property and equipment	(2,900)	(2,457)
Net cash used in investing activities	(2,900)	(2,457)
Cash flows from financing activities:
Net repayments under capital lease obligations	(115)	(41)
Net borrowings under line of credit agreements	4,451	11,426
Repurchases of Senior Notes	(6,563)	(10,300)
Excess tax benefit from stock option exercises	-	4
Debt financing costs	-	(13)
Proceeds from exercise of stock options	-	21
Net cash (used in) provided by financing activities	(2,227)	1,097

Net decrease in cash and cash equivalents	(2,005)	(2,361)
Effect of exchange rates on cash	109	10
Cash and cash equivalents at beginning of period	6,654	3,782
Cash and cash equivalents at end of period	$4,758	$1,431

Supplemental disclosures:
Cash paid for:
Interest	$2,263	$3,976
Income taxes	330	1,143

Supplemental schedule of significant non-cash financing activities:
Capital lease obligations incurred for the purchase of new equipment	$-	$723

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

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.  Management believes that the disclosures made are adequate to ensure that the information presented is not misleading; however, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2007.  The results for the three and six month periods ended June 29, 2008 are not necessarily indicative of the results of operations that might be expected for the entire year.

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

3.           SHARE-BASED PAYMENTS

During the second quarter of 2008, the Company recorded $65,100 of compensation expense relating to the awarding of stock option grants, which options immediately vested.  The compensation expense has been recorded within selling, general and administrative expenses.  In addition, the Company recorded an income tax benefit of $26,000 in the accompanying statements of operations related to these grants.  For the six months ended July 1, 2007, $89,600 of compensation expense has been recorded within selling, general and administrative expense and the Company has recorded an income tax benefit of $35,000 in the accompanying statements of operations for options granted during the second quarter of 2007, which options immediately vested.

The Company estimates the fair value of share-based payments using the Black-Scholes option pricing model.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted were $0.93 during the six months ended June 29, 2008 and $1.28 during the six months ended July 1, 2007.  In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the six month periods are listed in the table below:

	Six Month Ended
	June 29, 2008	July 1, 2007
Expected dividend yield	0.0%	0.0%
Expected volatility	47.2%	49.0%
Risk-free interest rate	3.49%	5.18%
Expected term (years)	5	5

The Company estimates expected volatility based primarily on historical monthly price changes of the Company’s stock and other known or expected trends.  The risk-free interest rate is based on the United States (“U.S.”) treasury yield curve in effect at the time of grant.  The expected term of these awards was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107, as the Company believes that there is insufficient historical option exercise information available to make a reasonable estimate of the expected term.

4.           DEBT

 Long-term debt at June 29, 2008 and December 30, 2007, consisted of (in thousands):

	June 29, 2008	December 30, 2007
12% Senior Notes, due December 1, 2010	$5,216	$11,714
8% Subordinated Convertible Note, due December 2, 2009	1,710	1,644
Revolving line of credit, due July 24, 2010, with interest payable at prime plus 0.5% and/or LIBOR plus a stated percentage with a weighted average rates of 4.2% at June 29, 2008 (LIBOR plus 1.50%) and 6.9% at December 30, 2007(LIBOR plus 1.75%)	74,951	70,500
Total long-term debt	$81,877	$83,858

Contractual maturities of long-term debt as of June 29, 2008 are as follows (in thousands):

2009	$ 1,710
2010	80,167
Total	$ 81,877

Senior Notes:  In November 1997, COI issued $110 million of 12% Senior Notes due December 1, 2007, subsequently extended until December 1, 2010 (the “Senior Notes”), principally to fund its acquisition of Uniforce Services, Inc.  The Senior Notes provide for semi-annual payments of interest at the rate of 12% per annum.

The Senior Notes are governed by an indenture (the “Indenture”) under which Wilmington Trust Company serves as the trustee.  The Indenture contains a number of significant restrictions and covenants (with which COI believes it was in compliance at June 29, 2008) that require COI to ensure among other things that:

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

In April 2008, the Company repurchased $6.5 million principal amount of 12% Senior Notes at a price equal to 101% of the principal amount, plus accrued interest.  The total repurchase price, including accrued interest, was $6.9 million.  The Company repurchased the Senior Notes from an unrelated party utilizing available funds under the PNC Credit Facility.  As a result of this repurchase, the Company recognized a loss on debt extinguishment of $129,000 in the second quarter of 2008, including the write-off of $64,000 of deferred financing costs. As of June 29, 2008, $5.2 million principal amount of Senior Notes remained outstanding.  The Company has caused a notice to be sent to the holders of the Senior Notes to effect the redemption of the remaining Senior Notes in the third quarter of 2008.  See “Revolving Line of Credit” in this note 3, below, and note 10.

Convertible Note:  The Company’s 8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”) is convertible into common stock at $1.70 per share (or, in certain circumstances, into a participating preferred stock which in turn would be convertible into common stock at the same effective rate).

Under the terms of the Convertible Note, interest is payable either in cash or in-kind at the Company’s election.  Debt service costs associated with the Convertible Note have been satisfied through additions to principal through June 1, 2008 (the most recent semi-annual interest payment date).  Additional principal is convertible into common stock on the same basis as other amounts outstanding under the Convertible Note, which provides for conversion into common stock at the rate of $1.70 per share.  As a result of its election to pay interest in-kind under the Convertible Note, the Company recognized beneficial conversion features of $14,000 during the first six months of 2008 and $43,000 during fiscal 2007, which resulted in an increase in deferred financing costs and paid-in capital.  The Convertible Note may be prepaid in whole or in part, provided that the market value of the Company’s common stock exceeds $2.13 for a specified period of time.  The holder has 10 days to convert the Convertible Note following notice of prepayment.  The holder of the Convertible Note is a related party.

Revolving Line of Credit:  At June 29, 2008, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, were parties to a $110.0 million Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.

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

The PNC Credit Facility generally permits the Company to use up to $15.0 million in loan proceeds annually to repurchase its Senior Notes so long as the remaining availability under the facility, as defined in the agreement, is at least $2.5 million for the specified measurement period, subject to the Company’s obligation to restore the availability to $7.5 million through equal monthly increases following any redemption of the Senior Notes.  The PNC Credit Facility was amended effective as of June 6, 2008 to provide for this temporary reduction in the required availability under the facility for the purpose of enabling the Company to redeem all of the Senior Notes that remain outstanding ($5.2 million principal amount).  The Company has caused a notice to be sent to the holders of the Senior Notes to effect the redemption of the remaining Senior Notes in the third quarter of 2008 (see note 10).  At June 29, 2008, the Company had remaining availability under the PNC Credit Facility of $11.7 million.

As of June 29, 2008, the Company had outstanding $4.5 million of standby letters of credit under this facility. The Company was in compliance with all financial covenants under the PNC Credit Facility at June 29, 2008.

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

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Basic income per common share:
Net income	$1,599	$1,074	$2,591	$1,988
Deduct dividends on preferred stock:
Series 2003A	115	115	230	230
Series 2003B	10	10	19	19
Series 2004A	126	126	253	253
	251	251	502	502
Income available to common stockholders	$1,348	$823	$2,089	$1,486

Weighted average common shares outstanding	17,388	17,386	17,388	17,384

Basic income per common share	$0.08	$0.05	$0.12	$0.09

Diluted income per common share:
Income available to common stockholders	$1,348	$823	$2,089	$1,486
Add dividends on preferred stock:
Series 2003A	115	115	230	230
Series 2003B	10	10	19	19
Series 2004A	126	126	253	253
	251	251	502	502
Add after tax equivalent of interest expense on 8% Subordinated Convertible Note	20	19	40	37

Income for purposes of computing diluted income per common share	$1,619	$1,093	$2,631	$2,025

Weighted average common shares outstanding	17,388	17,386	17,388	17,384
Dilutive stock options	155	351	151	307

Assumed conversion of 8% Subordinated Convertible Note	993	918	974	900
Assumed conversion of Preferred Stock:
Series 2003A	8,099	7,660	7,989	7,550
Series 2003B	1,271	1,200	1,253	1,182
Series 2004A	4,947	4,650	4,873	4,576

Weighted average common shares outstanding for purposes of computing diluted income per share	32,853	32,165	32,628	31,899
Diluted income per common share	$0.05	$0.03	$0.08	$0.06

Options and warrants to purchase 1.4 million shares of common stock were outstanding as of June 29, 2008 and July 1, 2007, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

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

The table below presents information on the revenues and operating contribution for each segment for the three and six month periods ended June 29, 2008 and July 1, 2007, and items which reconcile segment operating contribution to COMFORCE’s reported income before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1,2007
Net sales of services:
Human Capital Management Services Services	$97,280	$94,011	$193,289	$180,998
Staff Augmentation	54,576	54,859	108,043	108,642
Financial Outsourcing Services	900	826	1,634	1,659
	$152,756	$149,696	$302,966	$291,299
Operating contribution:
Human Capital Management Services	$4,086	$4,321	$7,706	$8,181
Staff Augmentation	4,916	4,593	9,554	8,915
Financial Outsourcing Services	844	676	1,533	1,375
	9,846	9,590	18,793	18,471
Consolidated expenses:
Corporate general and administrative expenses	5,087	4,866	9,845	9,553
Depreciation and amortization	738	702	1,413	1,339
Interest and other, net	1,023	1,718	2,745	3,709
Loss on debt extinguishment	129	424	129	424
	6,977	7,710	14,132	15,025
Income before income taxes	$2,869	$1,880	$4,661	$3,446

Total assets:

	At June 29, 2008	At December 30, 2007

Human Capital Management Services	$99,292	$96,120
Staff Augmentation	56,422	54,116
Financial Outsourcing Services	10,891	13,101
Corporate	17,894	20,047
	$184,499	$183,384

7.           COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Net income	$1,599	$1,074	$2,591	$1,988

Foreign currency translation adjustment, net of tax	(67)	(133)	99	(162)
Total comprehensive income	$1,532	$941	$2,690	$1,826

8.           ACCRUED EXPENSES

Accrued expenses as of June 29, 2008 and December 30, 2007 consisted of (in thousands):

	June 29, 2008	December 30, 2007
Payroll, payroll taxes and sub-vendor payments	$84,697	$85,043
Book overdrafts	10,858	11,322
Other	11,356	9,460
	$106,911	$105,825

9.           CONTINGENCIES

In 2006, COMFORCE Technical Services, Inc. (“CTS”) entered into a contract with a United States government agency (the “Agency”) to provide technical, operational and professional services in foreign countries throughout the world for humanitarian purposes.  Persons employed by CTS (directly or through its COMFORCE Technical Global, Inc. subsidiary) in the host countries include U.S. nationals, nationals of the host countries (local nationals) and nationals of other countries (third country nationals). The contract provides, generally, that the U.S. government will reimburse CTS for all direct labor properly chargeable to the contract plus fringe benefits, in some cases at specified rates and profit.

The contract does not directly address taxes payable to each of the foreign jurisdictions, but the contracting officer advised CTS by letter in June 2006 that CTS should not make tax payments or withholdings in the host countries because the Agency had negotiated or would negotiate with the host countries and expected these discussions to lead to bilateral agreements exempting contractors and contractor personnel from all tax liability.  The contract provides that CTS will be reimbursed for “all fines, penalties, and reasonable litigation expenses incurred as a result of compliance with specific contract terms and conditions or written instructions from the Contracting Officer.”  The contracting officer’s June 2006 letter states that any fines, penalties, interest or costs of legal proceedings incurred in honoring these instructions will be reimbursable.

At a June 2008 meeting, the Agency confirmed that the United States had entered into bilateral agreements with, or confirmed the availability of exemptions in 35 of the host countries served by CTS under the contract, but advised CTS that it had not entered into and would not continue to pursue bilateral agreements having retroactive effect with 22 of the host countries served under the contract, and advised and encouraged CTS to pursue its own agreements with these host countries.  The Agency confirmed, however, that the United States planned to pursue bilateral agreements having prospective effect with these 22 host countries, which management believes will have a favorable impact on the CTS’s own pursuit of agreements having both prospective and retroactive effect.  In response, CTS has engaged a firm to provide mitigation services with respect to these 22 host countries.  Initially, that firm will approach the authorities in the host countries and seek to negotiate agreements to exempt CTS from all taxes, fines or penalties, prospectively and retroactively.

Management believes that the host countries have the same strong interest in entering into agreements with CTS that they would have in entering into bilateral agreements with the Agency, and that many, if not all, of the host countries will not wish to impose, or ultimately enforce, payment of wage taxes on CTS and will be willing to enter into agreements with CTS.  Management believes that it is reasonably possible that each of the host countries will waive or decline to assess or to enforce payment of wage taxes against CTS.

If CTS is not successful in reaching agreements with any host country, CTS intends to pay any assessment and related fines and seek prompt reimbursement from the Agency.  Although not anticipated, amounts assessed could potentially exceed the amount available to the Company from its own resources or under the PNC Credit Facility. In such event, it is anticipated that management will ask PNC to make a special advance or request the Agency to pre-pay these liabilities.

Except as described above or in note 12 of our consolidated financial statements for the year ended December 30, 2007, there are no other pending matters, individually or in the aggregate, that, if adversely determined, are believed by management to be material to the business or financial condition of the Company. The Company expenses legal costs associated with contingencies when incurred.  The Company maintains general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional/medical malpractice insurance, fiduciary insurance, and directors’ and officers’ liability insurance for domestic and foreign operations as management deems appropriate and prudent. The Company is generally self-insured with respect to workers compensation, but maintains excess workers compensation coverage to limit its maximum exposure to such claims.

10.           SUBSEQUENT EVENT

 On July 25, 2008, at COI’s request, Wilmington Trust Company, the Senior Notes indenture trustee, sent a notice of redemption in order to redeem, on August 25, 2008, all of the outstanding  Senior Notes at a redemption price equal to 102% of the outstanding principal amount of the Senior Notes ($5.2 million), plus accrued interest from June 1, 2008 to the scheduled redemption date.  The total redemption price, including accrued interest and the 2% premium, will be $5.5 million COI expects to utilize loan proceeds under its bank credit facility to effect this redemption of its Senior Notes on the scheduled redemption date.  Upon completion of this redemption, none of the Senior Notes will remain outstanding.  If the redemption is completed as anticipated, the Company expects to recognize a loss on debt extinguishment of approximately $148,000, net of approximately $44,000 of deferred financing costs in the third quarter of 2008.

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

Management of the Company has observed continuing deterioration in the labor markets and continuing instability in the credit markets since the end of the first quarter of 2008.  While these conditions have not had a significant negative impact on our operations through the end of the second quarter of 2008, if these conditions persist, they could potentially have a more significant adverse impact on our operations in future periods.

On July 25, 2008, at COI’s request, Wilmington Trust Company, the Senior Notes indenture trustee, sent a notice of redemption in order to redeem, on August 25, 2008, all of the outstanding  Senior Notes at a redemption price equal to 102% of the outstanding principal amount of the Senior Notes ($5.2 million), plus accrued interest from June 1, 2008 to the scheduled redemption date.  The total redemption price, including accrued interest and the 2% premium, will be $5.5 million COI expects to utilize loan proceeds under its bank credit facility to effect this redemption of its Senior Notes on the scheduled redemption date.  Upon completion of this redemption, none of the Senior Notes will remain outstanding.   If the redemption is completed as anticipated, the Company expects to recognize a loss on debt extinguishment of approximately $148,000, net of approximately $44,000 of deferred financing costs in the third quarter of 2008.

Results of Operations

Three Months Ended June 29, 2008 compared to July 1, 2007

Net sales of services for the three months ended June 29, 2008 were $152.8 million, which represents a 2.0% increase from the $149.7 million in net sales of services recorded for the three months ended July 1, 2007.  Net sales of services in the Human Capital Management Services segment increased by $3.3 million, or 3.5%, due to an increase in services provided to new clients.  Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary.  In the Staff Augmentation segment, the sales decrease of $280,000, or 0.5%, is principally attributable to the decrease of services provided to technical services customers, partially offset by an increase in services provided to information technology and healthcare support customers.

Cost of services for the three months ended June 29, 2008 was 84.0% of net sales of services as compared to cost of services of 84.5% net sales of services for the three months ended July 1, 2007.  The cost of services as a percentage of net sales for the second quarter of 2008 decreased slightly from the second quarter of 2007 principally due to higher gross margins on services provided to healthcare support customers.

Selling, general and administrative expenses as a percentage of net sales of services were 12.9% for the three months ended June 29, 2008, compared to 12.4% for the three months ended July 1, 2007.  The $1.1 million increase in selling, general and administrative expenses is primarily due to higher personnel costs incurred to support the increase in consultant consolidation services provided in the Human Capital Management Services segment discussed above.

Operating income for the three months ended June 29, 2008 was $4.0 million, or 2.6% of net sales, as compared to operating income of $4.0 million, or 2.7% of net sales, for the three months ended July 1, 2007.  The Company’s operating income for the second quarter of 2008 is slightly lower than for the second quarter of 2007 principally due to an increase in selling, general, and administrative expenses discussed above, partially offset by an increase in net sales of services and related gross margins in Human Capital Management Services and Healthcare Support.

The Company’s interest expense for the three months ended June 29, 2008 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $1.1 million for the second quarter of 2008 was lower as compared to the interest expense of $2.0 million for the second quarter of 2007.  This decrease in interest expense was principally due to the repurchase and redemption of $11.2 million of Senior Notes during 2007 and the repurchase of $6.5 million of Senior Notes in April 2008 and to lower interest rates under the PNC Credit Facility.  As a result of the April 2008 repurchase of $6.5 million of Senior Notes, the Company recognized a loss on debt extinguishment of $129,000, including the write-off of $64,000 of deferred financing costs.  As a result of the $10.0 million redemption in the second quarter of 2007, the Company recognized a loss on debt extinguishment of $424,000, including a write-off of $124,000 in deferred financing costs.

The income tax provision for the three months ended June 29, 2008 was $1.3 million (a rate of 44.3%) on income before income taxes of $2.9 million.   The income tax provision for the three months ended July 1, 2007 was $806,000 (a rate of 42.9%) on income before income taxes of $1.9 million. The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for the respective periods relates primarily to state and foreign income taxes, and non-deductible expenses (primarily a portion of meals and entertainment).

Six Months Ended June 29, 2008 compared to July 1, 2007

Net sales of services for the six months ended June 29, 2008 were $303.0 million, which represents a 4.0% increase from the $291.3 million in net sales of services recorded for the six months ended July 1, 2007.  Net sales of services in the Human Capital Management Services segment increased by $12.3 million, or 6.8%, due to an increase in services provided to new clients.  Management believes such increase is reflective of a trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary.  In the Staff Augmentation segment, the sales decrease of $597,000, or 0.5%, is principally attributable to the decrease of services provided to technical services customers, partially offset by an increase in services provided to healthcare support services and information technology customers.

Cost of services for the six months ended June 29, 2008 was 84.1% of net sales of services as compared to cost of services of 84.4% net sales of services for the six months ended July 1, 2007.  The cost of services as a percentage of net sales for the first six months of 2008 decreased slightly from the first six months of 2007 principally due to higher gross margins on services provided to healthcare support services customers.

Selling, general and administrative expenses as a percentage of net sales of services were 13.0% for the six months ended June 29, 2008, compared to 12.5% for the six months ended July 1, 2007.  The $2.8 million increase in selling, general and administrative expenses is primarily due to higher personnel costs incurred to support the increase in consultant consolidation services provided in the Human Capital Management Services segment discussed above.

Operating income for the six months ended June 29, 2008 was $7.5 million, or 2.5% of net sales, as compared to operating income of $7.6 million, or 2.6% of net sales, for the six months ended July 1, 2007.  The Company’s operating income for the first six months of 2008 is slightly lower than for the first six months of 2007 principally due to an increase in selling, general, and administrative expenses discussed above, partially offset by an increase in net sales of services in Human Capital Management Services and healthcare support services.

The Company’s interest expense for the six months ended June 29, 2008 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and the Senior Notes. The interest expense of $2.6 million for the first six months of 2008 was lower as compared to the interest expense of $4.0 million for the first six months of 2007.  This decrease in interest expense was principally due to the repurchase and redemption of $11.2 million of Senior Notes during 2007 and the repurchase of $6.5 million of Senior Notes in April 2008 and to lower interest rates on the PNC Credit Facility.  As a result of the April 2008 repurchase of $6.5 million of Senior Notes, the Company recognized a loss on debt extinguishment of $129,000, including the write-off of $64,000 of deferred financing costs.  As a result of the $10.0 million redemption in the second quarter of 2007, the Company recognized a loss on debt extinguishment of $424,000, including a write-off of $124,000 in deferred financing costs.

The income tax provision for the six months ended June 29, 2008 was $2.1 million (a rate of 44.4%) on income before income taxes of $4.7 million.   The income tax provision for the six months ended July 1, 2007 was $1.5 million (a rate of 42.3%) on income before income taxes of $3.4 million. The difference between income taxes at the federal statutory income tax rate and the Company’s tax provision for the respective periods relates primarily to state and foreign income taxes, and non-deductible expenses (primarily a portion of meals and entertainment).

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

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employment related expenses for its employees, including workers compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses.  The Company offers health, dental, 401(k), disability and life insurance to its eligible employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, resulting in significant outstanding receivables.  To the extent the Company grows, these receivables will increase and there will be greater need for borrowing availability under the PNC Credit Facility.  At July 20, 2008, the Company had outstanding $74.9 million principal amount under the PNC Credit Facility with remaining availability of up to $13.7 million, as defined in the loan agreement, to fund operations.

Off-Balance Sheet and Contractual Obligations: As of June 29, 2008, we had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below.  The following table represents contractual commitments associated with operating lease agreements, employment agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2008	2009	2010	2011	Thereafter
Operating Leases	$1,514	$2,734	$1,737	$1,054	$708
Employment Agreements	494	-	-	-	-
PNC Credit Facility*- principal repayments	-	-	74,951	-	-
Senior Notes* - principal repayments	-	-	5,216	-	-
Convertible Note* - principal repayments	-	1,710	-	-	-
Total	$2,008	$4,444	$81,904	$1,054	$708

*  See note 4 to our condensed consolidated financial statements.

COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, are parties to the $110.0 million PNC Credit Facility with PNC, as a lender and administrative agent, and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.  The Company entered into the PNC Credit Facility in June 2003 and it has been subject to eight amendments.

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

The Company also had standby letters of credit outstanding under the PNC Credit Facility at June 29, 2008 in the aggregate amount of $4.5 million.

During the first six months of 2008, the Company’s primary sources of funds were $3.1 million provided by its operating activities due to the profitability of the Company.  The Company also used cash of $2.9 million in investing activities due to the purchases of property and equipment.  In addition, the cash used in financing activities of $2.2 million is primarily a result of the $6.6 million repurchase of the 12% Senior Notes, partially offset by increased borrowings of $4.5 million under the PNC Credit Facility to facilitate the repurchase.

At June 29, 2008, the Company also had outstanding (i) $5.2 million principal amount of Senior Notes bearing interest at 12% per annum and (ii) $1.7 million principal amount of Convertible Notes bearing interest at 8% per annum.  At June 29, 2008, the Company had outstanding $75.0 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 4.2% per annum.  At such date, the Company had remaining availability of up to $11.7 million, as defined in the agreement, under the PNC Credit Facility.

The Company has made significant progress in improving its capital structure through the elimination of long-term debt through the repurchase, redemption or exchange of Senior Notes, Convertible Notes and other instruments.  Since June 2000 and through the date of this Report, the Company has reduced its public debt from $138.8 million to $5.2 million and its total long-term debt from $195.3 million to $81.9 million during the same period.  The Company has reduced its annualized interest expense by borrowing at the lower rates available under the PNC Credit Facility to effectuate the repurchase or redemption of long-term debt and by exchanging preferred stock and lower interest rate Convertible Notes for public debt.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI.  Except for permitted distributions, these assets and any cumulated net income are restricted as to their use by COMFORCE.  The Indenture imposes restrictions on COI making specified payments, which are referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE.  Under the Indenture, COI is not permitted to make cash distributions to COMFORCE other than to upstream $2.0 million annually to pay public company expenses, and to upstream funds to the extent COI meets the restricted payments test under the Indenture, the most significant component of which is based upon 50% of net income generated by COI since January 1, 1998 on a cumulative basis, less prior distributions made in reliance on this provision.   In calculating net income for this purpose, under the terms of the Indenture, the Company must apply generally accepted accounting principles as in effect at the time the Indenture was entered into in 1997.  Principally as a result of distributions made, and losses incurred by COI in prior years, COI can make no distributions to COMFORCE based upon the cumulative net income provisions of the Indenture until COI generates additional net income of approximately $4.0 million.  However, COMFORCE has approximately $1.9 million available at June 29, 2008 from proceeds it has generated from the sale of stock, principally upon the exercise of options and warrants. This $1.9 million may be used by COMFORCE to pay interest and principal on the Convertible Notes or for other business purposes.  Upon the completion of the redemption of the Senior Notes as described under “Overview and Recent Developments” in this Item 2, these restrictions will lapse.

The Company’s Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at June 29, 2008 there were cumulated, unpaid and undeclared dividends of $2.5 million on the Series 2003A Preferred Stock, $183,000 on the Series 2003B Preferred Stock and $1.8 million on the Series 2004A Preferred Stock.  If such dividends and underlying instruments were converted to voting or non-voting common stock, the aggregate amount would equal 14.5 million shares at June 29, 2008 (as compared to 13.7 million shares at July 1, 2007).

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next 12 months.  The Company was in compliance with all covenants under the PNC Credit Facility at June 29, 2008 and expects to remain in compliance for the next 12 months.

The Company is currently undergoing audits for certain state and local tax returns.  The results of these audits are not expected to have a material effect upon the results of operations.

In 2006, COMFORCE Technical Services, Inc. (“CTS”) entered into a contract with a United States government agency (the “Agency”) to provide technical, operational and professional services in foreign countries throughout the world for humanitarian purposes.  Persons employed by CTS in the host countries include US nationals, nationals of the host countries (local nationals) and nationals of other countries (third country nationals). The contract provides, generally, that the U.S. government will reimburse the Company for all direct labor properly chargeable to the contract plus fringe benefits, in some cases at specified rates and profit.  Although not anticipated, the amount of foreign payroll taxes and other taxes related to these employees could potentially exceed the amount available to us from our own resources or under the PNC Credit Facility.  See note 9 to our condensed consolidated financial statements.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 11, 2008, the annual meeting of the stockholders of the Company was held.  At this meeting, the stockholders voted (1) to elect directors for a term of one year, and (2) to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 28, 2008.

In the election of directors, the following individuals were elected to the board of directors upon the vote shown below.

Nominee	For	Withheld
John C. Fanning	13,953,877	1,306,871
Harry V. Maccarrone	13,930,099	1,330,649
Rosemary Maniscalco	13,922,244	1,338,504
Kenneth J. Daley	13,982,012	1,278,736
Daniel Raynor	13,982,929	1,277,819
Gordon Robinett	13,957,341	1,303,407
Pierce J. Flynn	13,982,027	1,278,721

The proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm was approved.   The votes were cast as follows:

For	Against	Abstentions
15,214,335	22,948	23,463

ITEM 5.                      OTHER INFORMATION.

None.

ITEM 6.                      EXHIBITS.

10.1
Amendment No. 8 to Revolving Credit and Security Agreement dated as of June 6, 2008 among the Company and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders.

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
Date: August 7, 2008