Form 10-K/A
period 2007-12-30
COMFORCE CORP
filed 2008-10-02
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the fiscal year ended December 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the transition period from _____________ to _______

Commission file number 1-6081

COMFORCE Corporation
(Exact name of registrant as specified in its charter)

Delaware	36-2262248
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York	11797
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (516) 437-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [    ]         No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [    ]         No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ]         No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer  [   ]   Accelerated filer [   ]   Non-accelerated filer  [   ]  Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [    ]         No [ x ]

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

Documents Incorporated by Reference: None

Explanatory Note

This Amendment to the Annual Report on Form 10-K/A is being filed to amend the Company’s Annual Report on From 10-K for the fiscal year ended December 30, 2007 filed on March 20, 2008 in order to include additional required disclosure relating to management’s conclusions as to the effectiveness of the Company’s disclosure controls and procedures contained in Item 9A(T) of Part II of the Annual Report and correct the certifications contained in Exhibits 31.1 and 31.2 related to the Company’s internal controls over financial reporting. This Amendment No. 1 on Form 10-K/A continues to describe conditions as of the date of the original filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Amendment should be read in conjunction with the Company’s SEC filings made subsequent to the original filing.

PART II

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

Management of the Company has also evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 30, 2007.  Based upon this evaluation, our management has concluded that, as of December 30, 2007, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 9B.  OTHER INFORMATION

None.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)  Exhibits

The exhibits filed herewith are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMFORCE Corporation

By:	/s/ John C. Fanning
John C. Fanning
Chairman and Chief Executive Officer

By:	/s/ Harry V. Maccarrone
Harry V. Maccarrone
Executive Vice President and Chief Financial Officer

Date: October 2, 2008

EXHIBIT INDEX

31.1	Rule 13a-14(a) certification of chief executive officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) certification of chief financial officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002