Form 10-Q
period 2008-09-28
COMFORCE CORP
filed 2008-11-07
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2008
Common stock, $.01 par value	17,387,560 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 28, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$11,045	$6,654
Accounts receivable, less allowance of $141 in 2008 and $129 in 2007	125,300	118,163
Funding and service fees receivable, less allowance of $30 in 2008 and $44 2007	10,099	13,101
Prepaid expenses and other current assets	3,395	4,408
Deferred income taxes, net	399	388
Total current assets	150,238	142,714

Deferred income taxes, net	45	164
Property and equipment, net	10,199	7,723
Deferred financing costs, net	252	480
Goodwill	32,073	32,073
Other assets, net	187	230
Total assets	$192,994	$183,384

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,391	$2,376
Accrued expenses	113,814	105,825
Total current liabilities	116,205	108,201

Long-term debt (including related party debt of $1,710 in 2008 and $1,644 in 2007)	81,587	83,858
Other liabilities	522	828
Total liabilities	198,314	192,887

Commitments and contingencies (note 9)

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 17,387,560 and 17,387,553 shares issued and outstanding at September 28, 2008 and December 30, 2007, respectively	174	174
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized; 6,148 shares issued and outstanding at September 28, 2008 and December 30, 2007, with an aggregate liquidation preference of $8,734 at September 28, 2008 and $8,389 at December 30, 2007	4,304	4,304
Series 2003B, 3,500 shares authorized; 513 shares issued and outstanding at September 28, 2008 and December 30, 2007, with an aggregate liquidation preference of $705 at September 28, 2008 and $676 at December 30, 2007	513	513
Series 2004A, 15,000 shares authorized; 6,737 shares issued and outstanding at September 28, 2008 and December 30, 2007, with an aggregate liquidation preference of $8,664 at September 28, 2008 and $8,284 at December 30, 2007	10,264	10,264
Additional paid-in capital	48,412	48,356
Accumulated other comprehensive income	(67)	(256)
Accumulated deficit	(68,920)	(72,858)
Total stockholders’ deficit	(5,320)	(9,503)
Total liabilities and stockholders’ deficit	$192,994	$183,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Net sales of services	$149,435	$150,667	$452,401	$441,966

Costs and expenses:
Cost of services	125,884	127,503	380,651	373,399
Selling, general and administrative expenses	18,727	18,313	57,978	54,798
Depreciation and amortization	824	679	2,237	2,018
Total costs and expenses	145,435	146,495	440,866	430,215

Operating income	4,000	4,172	11,535	11,751

Other income (expense):
Interest expense	(963)	(1,872)	(3,531)	(5,921)
Loss on debt extinguishment	(149)	-	(278)	(424)
Other (expense), income net	(445)	363	(622)	703
	(1,557)	(1,509)	(4,431)	(5,642)

Income before income taxes	2,443	2,663	7,104	6,109
Provision for income taxes	1,096	874	3,166	2,332
Net income	$1,347	$1,789	$3,938	$3,777

Dividends on preferred stock	252	252	754	754

Net income available to common stockholders	$1,095	$1,537	$3,184	$3,023

Basic income per common share	$0.06	$0.09	$0.18	$0.17

Diluted income per common share	$0.04	$0.06	$0.12	$0.12

Weighted average common shares outstanding, basic	17,388	17,387	17,388	17,385
Weighted average common shares outstanding, diluted	33,021	32,341	32,612	31,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 28, 2008	September 30, 2007

Cash flows from operating activities:	$3,938	$3,777
Net income

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,237	2,018
Amortization of deferred financing fees	134	155
Net recoveries of bad debts	(1)	(5)
Deferred income taxes	(31)	68
Interest expense paid by the issuance of convertible notes	66	61
Loss on repurchase/redemption of Senior Notes	278	424
Excess tax benefit from stock option exercises	-	(5)
Share-based payment compensation expense	65	90
Changes in assets and liabilities:
Accounts, funding and service fees receivable	(4,496)	(4,401)
Prepaid expenses and other current assets	1,053	223
Accounts payable and accrued expenses	8,429	757
Income tax receivable	(2)	451
Net cash provided by operating activities	11,670	3,613

Cash flows from investing activities:
Purchases of property and equipment	(4,713)	(3,570)
Net cash used in investing activities	(4,713)	(3,570)

Cash flows from financing activities:
Net repayments under capital lease obligations	(175)	(95)
Net borrowings under line of credit agreements	9,377	10,640
Repurchases/redemptions of Senior Notes	(11,884)	(10,300)
Excess tax benefit from stock option exercises	-	5
Debt financing costs	-	(13)
Proceeds from exercise of stock options	-	25
Net cash (used in) provided by financing activities	(2,682)	262

Net increase in cash and cash equivalents	4,275	305
Effect of exchange rates on cash	116	113
Cash and cash equivalents at beginning of period	6,654	3,782
Cash and cash equivalents at end of period	$11,045	$4,200

Supplemental disclosures:
Cash paid for:
Interest	$3,619	$5,225
Income taxes	896	1,824

Supplemental schedule of significant non-cash financing activities:
Capital lease obligations incurred for the purchase of new equipment	$-	$724

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

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.  Management believes that the disclosures made are adequate to ensure that the information presented is not misleading; however, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 30, 2007.  The results for the three and nine month periods ended September 28, 2008 are not necessarily indicative of the results of operations that might be expected for the entire year.

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

3.      SHARE-BASED PAYMENTS

For the nine months ended September 28, 2008, the Company recorded $65,100 of compensation expense relating to the awarding of stock option grants in the second quarter of 2008, which options immediately vested.  The compensation expense has been recorded within selling, general and administrative expenses.  In addition, the Company recorded an income tax benefit of $26,000 in the accompanying statements of operations related to these grants for the nine months ended September 28, 2008.  For the nine months ended September 30, 2007, $89,600 of compensation expense has been recorded within selling, general and administrative expense and the Company has recorded an income tax benefit of $35,000 in the accompanying statements of operations for options granted during the second quarter of 2007, which options immediately vested.

The Company estimates the fair value of share-based payments using the Black-Scholes option pricing model.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of stock options granted were $0.93 during the nine months ended September 28, 2008 and $1.28 during the nine months ended September 30, 2007.  In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the nine month periods are listed in the table below:

	Nine Months Ended
	September 28, 2008	September 30, 2007

Expected dividend yield	0.0%	0.0%
Expected volatility	47.2%	49.0%
Risk-free interest rate	3.49%	5.18%
Expected term (years)	5	5

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

4.      DEBT

Long-term debt at September 28, 2008 and December 30, 2007, consisted of (in thousands):

	September 28, 2008	December 30, 2007

12% Senior Notes, due December 1, 2010	$-	$11,714
8% Subordinated Convertible Note, due December 2, 2009	1,710	1,644
Revolving line of credit, due July 24, 2010, with interest payable at prime and/or LIBOR plus a stated percentage with a weighted average rates of 4.14% at September 28, 2008 (LIBOR plus 1.50%) and 6.9% at December 30, 2007(LIBOR plus 1.75%)	79,877	70,500
Total long-term debt	$81,587	$83,858

Contractual maturities of long-term debt as of September 28, 2008 are as follows (in thousands):

2009	$1,710
2010	79,877
Total	$81,587

Senior Notes:  In November 1997, COI issued $110 million of 12% Senior Notes due December 1, 2007, subsequently extended until December 1, 2010 (the “Senior Notes”), principally to fund its acquisition of Uniforce Services, Inc.  The Senior Notes provided for semi-annual payments of interest at the rate of 12% per annum.  On August 25, 2008, the Company redeemed all of its outstanding Senior Notes at a redemption price equal to 102% of their outstanding principal amount ($5.2 million), plus accrued interest from June 1, 2008 to the redemption date.  The total redemption price, including accrued interest and the 2% premium, was $5.5 million.  The Company used loan proceeds under the Company’s revolving line of credit agreement to pay the redemption price (see “Revolving Line of Credit,” below, in this note 4).

The Senior Notes were governed by an indenture (the “Indenture”) under which Wilmington Trust Company served as the trustee.  The Indenture included various covenants and restrictions on COI and its operating subsidiaries, including limitations on COI’s ability to upstream funds to its parent, COMFORCE.  Although the Company’s revolving line of credit agreement includes significant restrictions and covenants that continue to be binding on the Company, including many that are comparable to or more restrictive than those that were applicable under the Indenture, the restrictions and covenants under the Indenture are no longer binding on the Company.

As a result of this redemption, the Company recognized a loss on debt extinguishment of $149,000 in the third quarter of 2008, including the write-off of $44,000 of deferred financing costs.

Previously, in April 2008, the Company repurchased $6.5 million principal amount of Senior Notes at a price equal to 101% of the principal amount, plus accrued interest.  The total repurchase price, including accrued interest, was $6.9 million.  The Company repurchased the Senior Notes from an unrelated party utilizing available funds under the PNC Credit Facility.  As a result of this repurchase, the Company recognized a loss on debt extinguishment of $129,000 in the second quarter of 2008, including the write-off of $64,000 of deferred financing costs.

Convertible Note:  The Company’s 8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”) is convertible into common stock at $1.70 per share (or, in certain circumstances, into a participating preferred stock which in turn would be convertible into common stock at the same effective rate).

Under the terms of the Convertible Note, interest is payable either in cash or in-kind at the Company’s election.  Debt service costs associated with the Convertible Note have been satisfied through additions to principal through June 1, 2008 (the most recent semi-annual interest payment date).  Additional principal is convertible into common stock on the same basis as other amounts outstanding under the Convertible Note, which provides for conversion into common stock at the rate of $1.70 per share.  As a result of its election to pay interest in-kind under the Convertible Note, the Company recognized beneficial conversion features of $14,000 during the first nine months of 2008 and $43,000 during fiscal 2007, which resulted in an increase in deferred financing costs and paid-in capital.  The Convertible Note may be prepaid in whole or in part, provided that the market value of the Company’s common stock exceeds $2.13 for a specified period of time.  The holder has 10 days to convert the Convertible Note following notice of prepayment.  The holder of the Convertible Note is a related party.

Revolving Line of Credit:  At September 28, 2008, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, were parties to a $110.0 million Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.

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

The PNC Credit Facility was amended effective as of June 6, 2008 to provide for a temporary reduction in the required availability under the facility for the purpose of enabling the Company to redeem all of the Senior Notes that remained outstanding ($5.2 million principal amount), which were redeemed on August 25, 2008 (see “Senior Notes,” above, in this note 4).  The PNC Credit Facility permitted the Company to use loan proceeds to repurchase its Senior Notes subject to the Company’s obligation to restore excess availability under the facility to $5.0 million, which the Company has done.

Under the PNC Credit Facility, the Company had outstanding $4.2 million of standby letters of credit and had remaining availability of $11.8 million as of September 28, 2008.  The Company was in compliance with all financial covenants under the PNC Credit Facility at September 28, 2008.

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

	Three Months Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Basic income per common share:
Net income	$ 1,347	$ 1,789	$ 3,938	$ 3,777
Deduct dividends on preferred stock:
Series 2003A	115	115	345	345
Series 2003B	10	10	29	29
Series 2004A	127	127	380	380
	252	252	754	754
Income available to common stockholders	$ 1,095	$ 1,537	$ 3,184	$ 3,023

Weighted average common shares outstanding	17,388	17,387	17,388	17,385

Basic income per common share	$ 0.06	$ 0.09	$ 0.18	$ 0.17

Diluted income per common share:
Income available to common stockholders	$ 1,095	$ 1,537	$ 3,184	$ 3,023
Add dividends on preferred stock:
Series 2003A	115	115	345	345
Series 2003B	10	10	29	29
Series 2004A	127	127	380	380
	252	252	754	754
Add after tax equivalent of interest expense on 8% Subordinated Convertible Note	20	19	61	57

Income for purposes of computing diluted income per common share	$ 1,367	$ 1,808	$ 3,999	$ 3,834

Weighted average common shares outstanding	17,388	17,387	17,388	17,385
Dilutive stock options	101	317	135	311

Assumed conversion of 8% Subordinated Convertible Note	1,013	924	974	900
Assumed conversion of Preferred Stock:
Series 2003A	8,209	7,771	7,989	7,549
Series 2003B	1,289	1,218	1,253	1,182
Series 2004A	5,021	4,724	4,873	4,576

Weighted average common shares outstanding for purposes of computing diluted income per share	33,021	32,341	32,612	31,903
Diluted income per common share	$ 0.04	$ 0.06	$ 0.12	$ 0.12

Options and warrants to purchase 1.9 million and 1.4 million shares of common stock were outstanding as of September 28, 2008 and September 30, 2007, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

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

The table below presents information on the revenues and operating contribution for each segment for the three and nine month periods ended September 28, 2008 and September 30, 2007, and items which reconcile segment operating contribution to COMFORCE’s reported income before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Net sales of services:
Human Capital Management Services	$96,925	$93,170	$290,214	$274,168
Staff Augmentation	51,524	56,676	159,567	165,318
Financial Outsourcing Services	986	821	2,620	2,480
	$149,435	$150,667	$452,401	$441,966
Operating contribution:
Human Capital Management Services	$4,272	$4,187	$11,978	$12,368
Staff Augmentation	4,280	4,455	13,834	13,370
Financial Outsourcing Services	936	724	2,469	2,099
	9,488	9,366	28,281	27,837
Consolidated expenses:
Corporate general and administrative expenses	4,664	4,515	14,509	14,068
Depreciation and amortization	824	679	2,237	2,018
Interest and other, net	1,408	1,509	4,153	5,218
Loss on debt extinguishment	149	-	278	424
	7,045	6,703	21,177	21,728
Income before income taxes	$2,443	$2,663	$7,104	$6,109

Total assets:

	At Sept. 28, 2008	At Dec. 30, 2007

Human Capital Management Services	$100,649	$96,120
Staff Augmentation	56,724	54,116
Financial Outsourcing Services	10,099	13,101
Corporate	25,522	20,047
	$192,994	$183,384

7.      COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

Net income	$1,347	$1,789	$3,938	$3,777

Foreign currency translation adjustment, net of tax	90	(115)	189	(277)
Total comprehensive income	$1,437	$1,674	$4,127	$3,500

8.      ACCRUED EXPENSES

Accrued expenses as of September 28, 2008 and December 30, 2007 consisted of (in thousands):

	September 28, 2008	December 30, 2007
Payroll, payroll taxes and sub-vendor payments	$96,383	$85,043
Book overdrafts	5,826	11,322
Other	11,605	9,460
	$113,814	$105,825

9.      CONTINGENCIES

Tax Contingencies under FIN 48:  As of September 28, 2008, the Company’s total gross unrecognized tax benefits of approximately $516,000 were recorded in accordance with Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” effective January 1, 2007 (“FIN 48”) related to various tax jurisdictions, including $26,000 of interest and penalties.  As of December 30, 2007, the Company had gross unrecognized tax benefits of $83,000, including $6,000 of interest and penalties. The September 28, 2008 net amount of $485,000 would favorably affect the effective tax rate if recognized. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Foreign Wage Taxes: In 2006, COMFORCE Technical Services, Inc. (“CTS”) entered into a contract with a United States government agency (the “Agency”) to provide technical, operational and professional services in foreign countries throughout the world for humanitarian purposes.  Persons employed by CTS (directly or through its COMFORCE Technical Global, Inc. subsidiary) in the host countries include U.S. nationals, nationals of the host countries (local nationals) and nationals of other countries (third country nationals). The contract provides, generally, that the U.S. government will reimburse CTS for all direct labor properly chargeable to the contract plus fringe benefits, in some cases at specified rates and profit.

The contract does not directly address taxes payable to each of the foreign jurisdictions, but the contracting officer advised CTS by letter in June 2006 that CTS should not make tax payments or withholdings in the host countries because the Agency had negotiated or would negotiate with the host countries and expected these discussions to lead to bilateral agreements exempting contractors and contractor personnel from all tax liability.  The contract provides that CTS will be reimbursed for “all fines, penalties, and reasonable litigation expenses incurred as a result of compliance with specific contract terms and conditions or written instructions from the Contracting Officer.”  The contracting officer’s June 2006 letter states that any fines, penalties, interest or costs of legal proceedings incurred in honoring these instructions will be reimbursable.  As described below, the Agency purported to withdraw the June 2006 letter on a prospective basis effective October 27, 2008.

At a June 2008 meeting, the Agency confirmed that the United States had entered into bilateral agreements with, or confirmed the availability of exemptions in 35 of the host countries served by CTS under the contract, but advised CTS that it had not entered into and would not continue to pursue bilateral agreements having retroactive effect with 22 of the host countries served under the contract, and advised and encouraged CTS to pursue its own agreements with these host countries.  The Agency confirmed, however, that the United States planned to pursue bilateral agreements having prospective effect with these 22 host countries, which management believes will have a favorable impact on CTS’s own pursuit of agreements having both prospective and retroactive effect.  In response, CTS has engaged a firm to provide mitigation services with respect to these 22 host countries.  Initially, that firm will approach the authorities in the host countries and seek to negotiate agreements to exempt CTS from all taxes, penalties and interest (“wage taxes” or “wage tax costs”), prospectively and retroactively, in connection with engaging employees in the host countries.

Management believes that the host countries have the same strong interest in entering into agreements with CTS that they would have in entering into bilateral agreements with the Agency, and that many, if not all, of the host countries will not wish to impose, or ultimately enforce, payment of wage taxes on CTS and will be willing to enter into agreements with CTS.  Management believes that it is reasonably possible that each of the host countries will waive or decline to assess or to enforce payment of wage tax costs against CTS.  However, since CTS cannot be assured that it will be successful in reaching agreements with all host countries to exempt it from wage tax costs, CTS has continued discussions with the Agency to address this contingency.

In addressing alternative solutions to the wage tax issue prospectively and retroactively as part of its ongoing discussions with CTS, the Agency sent a letter to CTS in October 2008 under which the Agency withdrew the June 2006 letter as to future task orders and modifications.  In this letter, the Agency advised that CTS would be required to develop a proposal that would place a ceiling on allowable wage tax costs for all CTS task orders, stating that under applicable regulations the Agency could not guarantee reimbursement of CTS’s wage tax costs in “an undetermined, unlimited” amount.  Management subsequently met with the key representatives of the Agency to better understand the Agency’s position and the processes and procedures CTS will need to follow to ensure reimbursement for prior wage tax costs that are identified as part of CTS’s mitigation efforts as described above.  Although CTS will seek to reach agreements or other accommodations with all host countries that are not subject to bilateral agreements with the United States, in the event CTS is unable to do so, it intends to take the following actions in an effort to minimize any impact on its balance sheet and cash flows:

•	seek to identify and withhold applicable host country wage taxes against taxable employees;

•	ask PNC to make a special advance to the CTS to fund any wage tax costs pending reimbursement from the Agency;

•	develop a mechanism to facilitate the Agency’s expedited reimbursement to CTS of any wage tax costs; and

•	seek to stagger any payments of wage tax costs due in respect of the Company’s operations in any host countries.

Depending on the results of its negotiations with the host countries and the Agency, the Company may be required to recognize liabilities for these wage tax costs of CTS in future periods.  Although not anticipated, wage tax costs assessed by host countries could potentially exceed the amount available to the Company from its own resources or under the PNC Credit Facility.  Management is currently unable to estimate its liabilities, if any, or the high end of a range of potential liabilities for potential wage tax costs, but expects to be in a position to do so as its mitigation efforts reach a more developed stage.

Lake Calumet Matter:  In November 2003, the Company received a general notice letter from the United States Environmental Protection Agency (the “U.S. EPA”) that it is a potentially responsible party at Chicago’s Lake Calumet Cluster Site, which for decades beginning in the late 19th/early 20th centuries had served as a waste disposal site. In December 2004, the U.S. EPA sent the Company and numerous other companies special notice letters requiring the recipients to make an offer by a date certain to perform a remedial investigation and feasibility study (RI/FS) to select a remedy to clean up the site.  The Company’s predecessor, Apeco Corporation (“Apeco”), a manufacturer of photocopiers, allegedly sent waste material to this site.  The State of Illinois and the U.S. EPA have proposed that the site be designated as a Superfund site.  The Company is one of over 400 potentially responsible parties most of which may no longer be in operation or viable to which notices were sent, and the Company has joined a working group of more than 100 members representing over 120 potentially responsible parties for the purpose of responding to the United States and Illinois environmental protection agencies.

The Illinois EPA took control of the site and began to construct a cap on the site.  In 2008, the Company received a demand from the US EPA for more than $2.0 million in past costs and a demand from the Illinois Environmental Protection Agency (“IEPA”) for over $14 million in IEPA's past costs for its partial work on the cap.  The agencies are also demanding that the parties complete construction of the cap and investigate whether a groundwater remedy is required.  Cost estimates for that work have not yet been made and a final allocation of costs among the potentially responsible parties have not yet been made and a group has not yet, but will likely form to address these demands.  The Company's share is expected to be less than 1% assuming that the level of participation remains at least as high as it has been in the past.  The group believes that it has some defenses and challenges to the government's past cost claims and will likely try to negotiate a reduction in the amount of the claims.  Furthermore, the Company has made inquiries of the insurance carriers for Apeco to determine if it has coverage under old insurance policies.

Except as described above or in note 12 of our consolidated financial statements for the year ended December 30, 2007, there are no other pending matters, individually or in the aggregate, that, if adversely determined, are believed by management to be material to the business or financial condition of the Company. The Company expenses legal costs associated with contingencies when incurred.  The Company maintains general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional/medical malpractice insurance, cyber risk liability insurance, fiduciary insurance, and directors’ and officers’ liability insurance for domestic and foreign operations as management deems appropriate and prudent. The Company is generally self-insured with respect to workers compensation, but maintains excess workers compensation coverage to limit its maximum exposure to such claims.

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

Management has been closely monitoring United States and worldwide economic conditions that, particularly since September 2008, have resulted in an extraordinary tightening of credit markets coupled with volatile commercial interest rates.  These economic conditions have resulted in unprecedented intervention in financial institutions and markets by governments throughout the world, including the enactment in the United States of the Emergency Economic Stabilization Act of 2008.  These conditions have been characterized in news reports as a global economic crisis.  While the impact on the Company’s interest expense during the third quarter was limited, we expect our interest expense in future periods to increase unless the current economic problems abate.  In addition, our customers are also facing the tightening in the availability of credit, including more restrictive lending standards and higher interest rates.  Management has observed a weakening in the labor markets that has resulted in declines in revenues in our Staff Augmentation segment during the third quarter of 2008 as compared to the third quarter of 2007.  While these conditions have not had a significant negative impact on our operations through the end of the third quarter of 2008, if these conditions persist or deteriorate, they could potentially have a more significant adverse impact on our operations in future periods.

On August 25, 2008, the Company redeemed all of its outstanding Senior Notes at a redemption price equal to 102% of their outstanding principal amount ($5.2 million), plus accrued interest from June 1, 2008 to the redemption date.  The total redemption price, including accrued interest and the 2% premium, was $5.5 million.  The Company used loan proceeds under the PNC Credit Facility to pay the redemption price.  The Indenture governing the Senior Notes included various covenants and restrictions on COI and its operating subsidiaries, including limitations on COI’s ability to upstream funds to its parent, COMFORCE.  Although the PNC Credit Facility includes significant restrictions and covenants that continue to be binding on the Company, including many that are comparable to or more restrictive than those that were applicable under the Indenture, the restrictions and covenants under the Indenture are no longer binding on the Company.   As a result of this redemption, the Company recognized a loss on debt extinguishment of $149,000 in the third quarter of 2008, including the write-off of $44,000 of deferred financing costs.

Results of Operations

Three Months Ended September 28, 2008 compared to September 30, 2007

Net sales of services for the three months ended September 28, 2008 were $149.4 million, which represents a 0.8% decrease from the $150.7 million in net sales of services recorded for the three months ended September 30, 2007.  Net sales of services in the Human Capital Management Services segment increased by $3.8 million, or 4.0%, due to an increase in services provided to new clients.  While management believes such increases are reflective of a trend over the past decade for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary, the current economic environment (see “Overview and Recent Developments” in this Item 2) has impacted this trend.  Management has observed over the last two quarters that PrO’s customers generally have not sought to expand the scope of services they engage PrO to perform.   In the Staff Augmentation segment, the sales decrease of $5.2 million, or 9.1%, is principally attributable to the decrease of services provided to technical services customers, partially offset by an increase in services provided to information technology, telecom and healthcare support customers.

Cost of services for the three months ended September 28, 2008 was 84.2% of net sales of services as compared to cost of services of 84.6% net sales of services for the three months ended September 30, 2007.  Cost of services in the Human Capital Management Services segment for the three months ended September 28, 2008 decreased slightly to 86.8% of net sales of services as compared to cost of services of 87.0% net sales of services in this segment for the three months ended September 30, 2007.  In the Staff Augmentation segment, cost of services for the three months ended September 28, 2008 was 81.0% of net sales of services as compared to cost of services of 82.0% net sales of services in this segment for the three months ended September 30, 2007 principally due to a reduction of lower margin business during the third quarter of 2008.

Selling, general and administrative expenses as a percentage of net sales of services were 12.5% for the three months ended September 28, 2008, compared to 12.2% for the three months ended September 30, 2007.  The $414,000 increase in selling, general and administrative expenses is primarily due to higher personnel costs incurred to support the increase in services provided in the Human Capital Management Services segment discussed above.

Operating income for the three months ended September 28, 2008 of $4.0 million, or 2.7% of net sales, as compared to operating income of $4.2 million, or 2.8% of net sales, for the three months ended September 30, 2007.  The Company’s operating income for the third quarter of 2008 is slightly lower than for the third quarter of 2007 principally due to an increase in selling, general, and administrative expenses discussed above, partially offset by an increase in net sales of services and related gross margins in Human Capital Management Services.

The Company’s interest expense for the three months ended September 28, 2008 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and, prior to their redemption, the Senior Notes. The interest expense of $1.0 million for the third quarter of 2008 was lower as compared to the interest expense of $1.9 million for the third quarter of 2007.  This decrease in interest expense was principally due to the repurchases and redemptions of $22.9 million of Senior Notes since the beginning of 2007, including the redemption of the remaining $5.2 million principal amount of Senior Notes in August 2008, and to lower interest rates under the PNC Credit Facility, partially offset by higher borrowings under the PNC Credit Facility in the third quarter of 2008 as compared to the year ago period.

As a result of its final redemption of Senior Notes in August 2008, the Company recognized a loss on debt extinguishment of $149,000 in the third quarter of 2008, including the write-off of $44,000 of deferred financing costs.

Other expense, net, for the three months ended September 28, 2008 of $445,000 principally consists of losses on foreign currency exchanges, as compared to other income, net, for the three months ended September 30, 2007 of $363,000 principally consisting of gains on foreign currency exchanges.

The Company’s income tax provision consists of U.S. federal, state, local and foreign taxes in amounts necessary to align the Company’s year-to-date income tax provision with the effective tax rate that the Company expects to achieve for the full year.  The Company’s annual effective tax rate for 2008 is estimated to be 45.9% based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.  The income tax provision for the three months ended September 28, 2008 was $1.1 million (a rate of 44.9%) on income before income taxes of $2.4 million.  Included in the income tax provision for the three months ended September 28, 2008 are discrete items related to an income tax benefit for certain return-to-provision items based on the filing of the Company’s 2007 tax return, partially offset by the accrual of interest pursuant to FIN 48.  The income tax provision for the three months ended September 30, 2007 was $874,000 (a rate of 32.8%) on income before income taxes of $2.7 million.  Included in the income tax provision for the three months ended September 30, 2007 is an income tax benefit related to certain tax deductions realized upon the dissolution of a subsidiary that operated one branch office that has been closed.

The Company’s total unrecognized tax benefit as of September 28, 2008 was approximately $485,000, which, if recognized would affect the Company’s effective tax rate.  As of September 28, 2008, the Company had approximately $26,000 of accrued interest and penalties.  The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Nine Months Ended September 28, 2008 compared to September 30, 2007

Net sales of services for the nine months ended September 28, 2008 were $452.4 million, which represents a 2.4% increase from the $442.0 million in net sales of services recorded for the nine months ended September 30, 2007.  Net sales of services in the Human Capital Management Services segment increased by $16.0 million, or 5.9%, due to an increase in services provided to new clients.  While management believes that such increase is reflective of a trend over the past decade for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary, the current economic environment (see “Overview and Recent Developments” in this Item 2) has impacted this trend.  Management has observed over the last two quarters that PrO’s customers generally have not sought to expand the scope of services they engage PrO to perform.   In the Staff Augmentation segment, the sales decrease of $5.8 million, or 3.5%, is principally attributable to the decrease of services provided to technical services customers, partially offset by an increase in services provided to healthcare support services and information technology customers.

Cost of services for the nine months ended September 28, 2008 was 84.1% of net sales of services as compared to cost of services of 84.5% net sales of services for the nine months ended September 30, 2007.  Cost of services in the Human Capital Management Services segment for each of the nine months ended September 28, 2008 and September 30, 2007 was 86.9%.  In the Staff Augmentation segment, cost of services for the nine months ended September 28, 2008 was 80.5% of net sales of services as compared to cost of services of 81.7% net sales of services in this segment for the nine months ended September 30, 2007 principally due to a reduction in lower margin business during the 2008 period.

Selling, general and administrative expenses as a percentage of net sales of services were 12.8% for the nine months ended September 28, 2008, compared to 12.4% for the nine months ended September 30, 2007.  The $3.2 million increase in selling, general and administrative expenses is primarily due to higher personnel costs incurred to support the increase in consultant consolidation services provided in the Human Capital Management Services segment discussed above.

Operating income for the nine months ended September 28, 2008 was $11.5 million, or 2.6% of net sales, as compared to operating income of $11.8 million, or 2.7% of net sales, for the nine months ended September 30, 2007.  The Company’s operating income for the first nine months of 2008 is slightly lower than for the first nine months of 2007 principally due to an increase in selling, general, and administrative expenses discussed above, partially offset by an increase in net sales of services and related gross margins in Human Capital Management Services and healthcare support services.

The Company’s interest expense for the nine months ended September 28, 2008 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and, prior to their redemption, the Senior Notes. The interest expense of $3.5 million for the first nine months of 2008 was lower as compared to the interest expense of $5.9 million for the first nine months of 2007.  This decrease in interest expense was principally due to the repurchases and redemptions of $22.9 million of Senior Notes since the beginning of 2007, including the redemption of the remaining $5.2 million principal amount of Senior Notes in August 2008, and to lower interest rates under the PNC Credit Facility, partially offset by higher borrowings under the PNC Credit Facility in the first nine months of 2008 as compared to the year ago nine-month period.

As a result of its repurchase of $6.5 million principal amount of Senior Notes April 2008 and its final redemption of $5.2 million principal amount of Senior Notes in August 2008, the Company recognized a loss on debt extinguishment of $278,000 in the nine months ended September 28, 2008, including the write-off of $108,000 of deferred financing costs.  As a result of its redemption of $10.0 million of Senior Notes during the nine months ended September 30, 2007, the Company recognized a loss on debt extinguishment of $424,000, including a reduction of $124,000 of deferred financing costs.

Other expense, net, for the nine months ended September 28, 2008 of $622,000 principally consists of losses on foreign currency exchanges as compared to other income, net, for the nine months ended September 30, 2007 of $703,000 principally consisting of gains on foreign currency exchanges.

The Company’s income tax provision consists of U.S. federal, state and local and foreign taxes in amounts necessary to align the Company’s year-to-date income tax provision with the effective tax rate that the Company expects to achieve for the full year.  The Company’s annual effective tax rate for 2008 is estimated to be 45.9% based upon the Company’s anticipated earnings both in the U.S. and in foreign jurisdictions.

The income tax provision for the nine months ended September 28, 2008 was $3.2 million (a rate of 44.6%) on income before income taxes of $7.1 million.  Included in the income tax provision for the nine months ended September 28, 2008 are discrete items related to an income tax benefit for certain return-to-provision items based on the filing of the Company’s 2007 tax return, partially offset by the accrual of interest pursuant to FIN 48.  The income tax provision for the nine months ended September 30, 2007 was $2.3 million (a rate of 38.2%) on income before income taxes of $6.1 million.  Included in the income tax provision for the nine months ended September 30, 2007 is an income tax benefit related to certain tax deductions realized upon the dissolution of a subsidiary that operated one branch office that has been closed.

The Company’s total unrecognized tax benefit as of September 28, 2008 was approximately $485,000, which, if recognized would affect the Company’s effective tax rate.  As of September 28, 2008, the Company had approximately $26,000 of accrued interest and penalties.  The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Financial Condition, Liquidity and Capital Resources

As described in “Overview and Recent Developments” in this Item 2, management has observed weakening of the labor markets and a tightening of the credit markets coupled with an increase in interest rates.  These conditions, which are interrelated, could affect our liquidity in future periods in a number of ways, including by:

•	decreasing the demand for contingent staff, although the pool of employee candidates should increase;

•	affecting our customers’ ability to timely make payment on our invoices; and

•	increasing our interest expense and, if conditions persist or deteriorate, making it more difficult for us to refinance or extend the PNC Credit Facility at its maturity on July 24, 2010.

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

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employment related expenses for its employees, including workers compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses.  The Company offers health, dental, 401(k), disability and life insurance to its eligible employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, resulting in significant outstanding receivables.  To the extent the Company grows, these receivables will increase and there will be greater need for borrowing availability under the PNC Credit Facility.  At October 26, 2008, the Company had outstanding $78.5 million principal amount under the PNC Credit Facility with remaining availability of up to $16.6 million, as defined under the PNC Credit Facility agreement, to fund operations.

Off-Balance Sheet and Contractual Obligations: As of September 28, 2008, we had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below.  The following table represents contractual commitments associated with operating lease agreements, employment agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2008	2009	2010	2011	Thereafter
Operating Leases	$757	$2,734	$1,737	$1,054	$708
Employment Agreements	247	-	-	-	-
PNC Credit Facility(1)- principal repayments	-	-	79,877	-	-
Convertible Note(1) - principal repayments	-	1,710	-	-	-
Total	$1,004	$4,444	$81,614	$1,054	$708

(1)	See note 4 to our condensed consolidated financial statements.

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

The Company also had standby letters of credit outstanding under the PNC Credit Facility at September 28, 2008 in the aggregate amount of $4.2 million.

As reported in the accompanying cash flow statement, during the first nine months of 2008, the Company’s primary sources of funds were $11.7 million provided by its operating activities due significantly to the continued profitability of the Company.  The Company also used cash of $4.7 million in investing activities due to the purchases of property and equipment.  In addition, the cash used in financing activities of $2.7 million is primarily a result of the repurchase and redemption of $11.9 million aggregate principal amount of Senior Notes, partially offset by increased borrowings of $9.4 million under the PNC Credit Facility to facilitate the repurchase and redemption.

At September 28, 2008, the Company had outstanding $79.9 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 4.14% per annum.  At such date, the Company had remaining availability of up to $11.8 million, as defined in the agreement, under the PNC Credit Facility.

At September 28, 2008, the Company also had outstanding $1.7 million principal amount of Convertible Notes bearing interest at 8% per annum.

The Company has made significant progress in improving its capital structure and reducing interest expenses through the elimination of long-term debt through the repurchase, redemption or exchange of Senior Notes, Convertible Notes and other instruments.  Since June 2000 and through the date of this Report, the Company has eliminated $138.8 million of public debt and reduced its total long-term debt from $195.3 million to $81.6 million.  The Company has reduced its annualized interest expense principally by borrowing at the lower rates available under the PNC Credit Facility to effectuate the repurchase or redemption of long-term debt and by exchanging preferred stock and lower interest rate Convertible Notes for public debt.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI.  Prior to the redemption of the remaining Senior Notes in August 2008 (as described under “Overview and Recent Developments” in this Item 2), these assets and any cumulated net income were restricted as to their use by COMFORCE.  The Indenture imposed restrictions on COI making specified payments, which were referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE.  Upon the completion of the redemption of the Senior Notes, these restrictions were eliminated.  However, the PNC Credit Facility includes significant restrictions and covenants that continue to be binding on the Company, including many that are comparable to or more restrictive than those that were applicable under the Indenture (see note 4 to our condensed consolidated financial statements).

The Company’s Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at September 28, 2008 there were cumulated, unpaid and undeclared dividends of $2.6 million on the Series 2003A Preferred Stock, $193,000 on the Series 2003B Preferred Stock and $1.9 million on the Series 2004A Preferred Stock.  If such dividends and underlying instruments were converted to voting or non-voting common stock, the aggregate amount would equal 14.7 million shares at September 28, 2008 (as compared to 13.9 million shares at September 30, 2007).

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next 12 months.  The Company was in compliance with all covenants under the PNC Credit Facility at September 28, 2008 and expects to remain in compliance for the next 12 months.

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, performance or achievements, particularly in light of the current global economic crisis that has been marked by dramatic and rapid shifts in market conditions and government responses (see “Overview and Recent Developments” and “Financial Condition, Liquidity and Capital Resources,” each in this Item 2).  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We undertake no obligation to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

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

•
as a result of covenants and restrictions in the agreements governing the PNC Credit Facility or any future debt instruments, our inability to use available cash in the manner management believes will maximize stockholder value;

•	unfavorable press or analysts’ reports concerning our industry or our company could negatively affect the perception investors have of our company and our prospects; or

•	any of the other factors described under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 30, 2007 and below in Part II, Item 1A of this Report.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under Item 3 has been disclosed in Item 7A of the Company’s annual report on Form 10-K for the year ended December 30, 2007.  Since December 30, 2007, the Company has reduced fixed rate interest obligations to $1.7 million through the repurchase or redemption of $11.7 million principal amount of its Senior Notes bearing interest at the rate of 12% per annum, primarily using variable rate borrowings under the PNC Credit Facility.   At September 28, 2008, we had $79.9 million outstanding under the PNC Credit Facility bearing variable rate interest at the weighted average rate of 4.14% per annum as compared to $70.5 million outstanding at December 30, 2007 at a weighted average rate of 6.9% per annum.  Despite the turmoil in the U.S. and global credit markets and increases in LIBOR, we have reduced our weighted average rate for borrowings under the PNC Credit Facility by electing to price our loans at the prime rate, as permitted under the terms of the PNC Credit Facility (see note 4 to our condensed consolidated financial statements).  Assuming an immediate 25% increase in the weighted average interest rate of 4.14% on variable rate obligations of $79.9 million, the impact to the Company in annualized interest expense would be approximately $827,000.

The Company has not entered into any swap agreements or other hedging transactions as a means of limiting exposure to interest rate or foreign currency fluctuations.  Although the Company provides its services in several countries, based upon the current level of investments in these countries, it does not believe that even a 25% change in foreign currency rates would have a material impact to the Company’s financial position.

Accordingly, since December 30, 2007, there has been no material change in the Company’s market risks from those reported in the Company’s annual report on Form 10-K for the year ended December 30, 2007.

ITEM 4T.   CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 28, 2008 based upon the procedures required under paragraph (b) of Rule 13a-15 under the Exchange Act.   On the basis of this evaluation, our management has concluded that as of September 28, 2008 our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Since the date of the filing of the Company’s annual report on Form 10-K for the year ended December 30, 2007, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such Form 10-K.

ITEM 1A.   RISK FACTORS.

Since the date of the filing of the Company’s annual report on Form 10-K for the year ended December 30, 2007, there have been no material changes to the risk factors described under Item 1A in such Form 10-K, except as follows:

The risks described under Item 1A in our Annual Report on Form 10-K under the caption “Restrictions and covenants in our indenture and other financing agreements limit our ability to take actions and impose consequences in the event of a compliance failure” have been eliminated due to our redemption of all remaining Senior Notes (as described under “Overview and Recent Developments” in Part I, Item 2).

We have added the following risk factor to address the current global economic crisis (as described under “Overview and Recent Developments” in Part I, Item 2):

Current global economic conditions have created turmoil in credit and labor markets that, if they persist or deteriorate, could have a significant adverse impact on our operations.

Current United States and worldwide economic conditions have resulted in an extraordinary tightening of credit markets coupled with higher interest rates, particularly since September 2008.  These economic conditions have resulted in unprecedented intervention in financial institutions and markets by governments throughout the world, including the enactment in the United States of the Emergency Economic Stabilization Act of 2008.  These conditions have been characterized in news reports as a global economic crisis that has been marked by dramatic and rapid shifts in market conditions and government responses.  If these conditions persist or deteriorate, they could have a significant adverse impact on our operations by:

•	creating uncertainty in the business environment, which uncertainty would act as a disincentive for businesses to expand their operations;

•	decreasing our customers demand for contingent staff in our Staff Augmentation segment and management services in our Human Capital Management Services segment;

•	adversely affecting our customers’ ability to obtain credit to fund operations, which in turn would affect their ability to timely make payment on our invoices;

•	increasing our interest expense and, unless these conditions abate, making it more difficult for us to refinance or extend the PNC Credit Facility at its maturity on July 24, 2010; and

•	creating greater risks to us in providing Financial Outsourcing Services to our customers as well as increasing our costs of providing funding to these customers.

We have revised the discussion of the risks described under Item 1A in our Annual Report on Form 10-K under the caption “Our inability to repay or refinance our Senior Notes or the PNC Credit Facility, both of which mature in 2010, would have a material adverse effect on our financial condition” due to the redemption of all remaining Senior Notes (as described under “Overview and Recent Developments” in Part I, Item 2).  We have restated the risks as follows:

Our inability to repay or refinance the PNC Credit Facility, which matures in 2010 would have a material adverse effect on our financial condition.

The PNC Credit Facility, under which we had $78.5 million in borrowings outstanding at October 26, 2008, matures on July 24, 2010.  Unless we find a source of capital to repay or refinance this obligation, we will be unable to repay the PNC Credit Facility at maturity, which would have a material adverse effect on our financial condition.  The credit markets have tightened significantly since the second quarter of 2008.  We cannot predict whether capital will be available to us on interest rates and terms acceptable to us, if at all, when these obligations mature in 2010.

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
Date: November 5, 2008