Form 10-K
period 2008-12-28
COMFORCE CORP
filed 2009-03-24
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the fiscal year ended December 28, 2008
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the transition period from ______________ to _____________

Commission file number 1-6081

COMFORCE Corporation
(Exact name of registrant as specified in its charter)

Delaware	36-2262248
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York	11797
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 437-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $23,343,588.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   At March 18, 2009, there were 17,387,561 shares of common stock, par value $0.01 per share, outstanding

Documents Incorporated by Reference: Portions of the Registrant’s proxy statement to be filed by April 27, 2009 are incorporated herein by reference in Items 10, 11, 12, 13 and 14.

PART I

ITEM 1.  BUSINESS

Overview

COMFORCE Corporation (“COMFORCE”) is a leading provider of outsourced staffing management services that enable Fortune 1000 companies and other large employers to consolidate, automate and manage staffing, compliance and oversight processes for their contingent workforces.  We also provide specialty staffing, consulting and other outsourcing services to Fortune 1000 companies and other large employers for their healthcare support, technical and engineering, information technology, telecommunications and other staffing needs.  In addition, the Company  provides funding and back office support services to independent consulting and staffing companies.  COMFORCE Operating, Inc. (“COI”), a wholly-owned subsidiary of COMFORCE®, was formed for the purpose of facilitating certain of the Company’s financing transactions in November 1997.  Unless the context otherwise requires, the term the “Company” refers to COMFORCE, COI and all of their direct and indirect subsidiaries, all of which are wholly-owned.

Through a national network of 28 offices (20 company-owned and 8 licensed), the Company provides human capital management and outsourcing services, and recruits and places highly skilled contingent personnel and financing services for a broad customer base.  The Company’s labor force consists primarily of computer programmers, systems consultants, analysts, engineers, technicians, scientists, researchers, healthcare professionals and skilled office support personnel.

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

Results are reported by the Company through three operating segments -- Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services. The Human Capital Management Services segment provides consulting services for managing the contingent workforce through its PrO UnlimitedSM subsidiary.  The Staff Augmentation segment provides healthcare support, including RightSourcing®  Services, technical and engineering, information technology (IT), telecommunications and other staffing services.  The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies.  A description of the types of services provided by each segment follows.  See note 16 to the Company’s consolidated financial statements for a presentation of segment results.

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

Vendor Management Solutions:

•
Contingent Staffing Management:  We provide an onsite vendor-neutral service for procuring contingent employees. This service allows us, on behalf of our clients, to negotiate with multiple independent staffing vendors to help identify and hire qualified candidates in a short time frame at favorable prices.  PrO offers its clients consolidated invoicing, electronic time card functions, staffing supplier reviews, headcount and hours tracking, security and background screening and total quality management of the clients’ supplier base.  In addition, clients receive access to numerous standard reports that enhance visibility and overall management of their contingent worker population.

•
PrOBid and STOR: Through PrOBid, we provide a bidding environment for various staffing projects, and provide project managers with greater information as to project costs, headcount and vendor performance.  In addition, through STOR (Standardization & Tracking of Other Resources), a new product implemented in 2009, we consolidate project data with other contingent staffing data for enterprise-wide reporting and controls, including data for project-based consultants and outsourced workers based offshore that could otherwise not be consolidated with the rest of a client’s non-employee workforce.  The combination of PrOBid and STOR is intended to provide our clients with competitive sourcing and comprehensive visibility and tracking for their entire contingent workforces.

1099 Management Service:

•
Workers Classification Solutions: We assist clients in avoiding potential liabilities associated with failing to withhold or pay social security taxes, income taxes, unemployment taxes and workers compensation insurance premiums, or with excluding workers from participation in their pension, profit sharing, health insurance and stock option plans.   Our programs include: the evaluation of worker status, ongoing education and training, documentation and maintenance, audit support services, professional payrolling services and the development of a customized YourSource™ system.

•
Co-Employment and FLSA Compliance Consulting:  We offer on-going consulting on co-employment issues.    Co-employment is a legal doctrine that applies when two businesses exert a degree of control over an employee’s work, so that both businesses may be held liable for complying with wage, hour and benefits laws.  In addition, we assist our clients with the proper classification of workers for overtime purposes (FLSA compliance), which is a critical challenge facing many U.S. employers.

•	Consultant Consolidation Services: We consolidate and manage invoicing for clients that engage the services of multiple consulting firms or independent contractors.

Professional Payrolling Services:

•
Third Party Payrolling for Professional Contractors:  We provide an array of customized third party payroll services for professional level workers as part of our contingent workforce strategy for large companies in North America and select international locations.  For these companies, PrO employs the workers, pays unemployment taxes and workers compensation insurance premiums, and provides other benefits including health insurance to its eligible employees.

Staff Augmentation Segment

RightSourcing Services

The Company’s RightSourcing Services program offers cost savings and process improvement to its clients by managing all aspects of their supplemental staffing service program.  RightSourcing, as a human capital management program, facilitates the management of all staffing vendors, order process, invoice approval, billing and invoice consolidation.  The RightSourcing Services program allows the Company to place its billable employees with the customers it services. Value-added services include comprehensive data capture and analysis related to staff augmentation spend and usage including compilation of performance metrics for vendors and contractor staff.  Clients also rely on RightSourcing to provide robust logistical management processes to insure compliance with regulatory and governmental requirements.  RightSourcing can monitor certifications, manage credentials, and administer the myriad number of logistical details associated with each contractor assignment.  Whether clients are challenged with a shortage of skilled personnel or find themselves in a difficult economic environment, RightSourcing is designed to provide a significant return on investment.  Client management no longer is required to spend their valuable time reviewing unqualified or under qualified candidates.  To the contrary, RightSourcing automatically rates candidates so that our clients choose from the most qualified and cost effective resources.  Although we continue to focus on the healthcare field in pursuing outsourcing opportunities related to our RightSourcing Services program, the process improvements and overall benefits it provides are not limited to the healthcare field, or any other particular business sector.  Accordingly, the Company has broadened its sales efforts to attract customers who will benefit from RightSourcing, in a wide range of commercial and business endeavors.

Healthcare Support Services

The Company has identified the healthcare support services market as a source of significant growth potential.  The Company’s RightSourcing  Services program, described above, has also been primarily focused in the healthcare sector.   In this sector, both in conjunction with the RightSourcing program and independent of it, the Company provides clinical skills including nurses and other allied health professionals.  In addition, the Company also provides specialty medical office support personnel including credentialed coders for the processing of medical reimbursement claims and other personnel in support of insurance claims processing, billing, medical record keeping and utilization review/case management.

The Company’s customers in this area include hospitals, medical offices, multi-physician practices and other healthcare providers, medical billing companies and insurance companies.

Information Technology (IT)

In the IT field, the Company provides highly skilled software developers, technical support personnel, systems consultants, business analysts, software engineers, technical writers and architects and project managers for a wide range of technical assignments, including client server, mainframe, desktop and help desk services, and Internet/Intranet projects.  The Company hires the workers it makes available to its customers, in most cases through its recruitment process, and performs all of the obligations of an employer, including processing payrolls, withholding taxes and offering benefits.  Additionally, the Company provides managed services by bundling teams of technical personnel for clients as a hybrid answer to IT project outsources.  Using the managed services approach to staffing, the Company delivers the human capital as needed using a just-in-time model while the client maintains overall IT project direction and responsibility.

The Company’s IT customers operate in diverse industry sectors which include Fortune 500 companies.

Technical, Engineering and Governmental Services

The Company provides technical and engineering services through its Technical Services division to a diverse client base including both governmental and commercial accounts.  It provides highly skilled technical and professional personnel specializing in such areas as public health, environmental safety, avionics and aerospace, national energy laboratories, petrochemical, civil engineering, electronics, and many other fields.  The Company’s government services require the deployment of both U.S. employees and foreign national employees which has included approximately 35 countries worldwide.  The Technical Services division also provides its clients with draft/design services, technical writers and skilled technicians, in addition to quality control and assurance personnel in manufacturing environments.

The Company’s technical and engineering customers include major private sector commercial and military aerospace companies, federal research facilities and other federal agencies.

Telecom

The Company’s Telecom division consists of two business units that provide services to all segments of the telecommunications industry.  This represents a traditional supplemental staffing unit and a complete turnkey engineering, material furnishing, equipment installation, and test/turn (EF&I) unit.  We prepare site surveys, provide engineering expertise and furnish material for, and install, test and maintain wireless, wire line, OSP, power and microwave equipment.  Our clients are major equipment manufacturers, telecom carriers and wireless companies.  COMFORCE Telecom is TL 9000 and ISO registered.  Some of the Company’s niche telecom operations were sold in 2004 (see note 18 to our consolidated financial statements).

Other Staffing

In addition to providing contract consulting and other staffing services in the areas described above, the Company provides a broad range of staffing services to its customers, including scientific support to research facilities, accounting support services, general clerical, data entry and billing support, call center staffing and telemarketing.  In this respect, the Company is opportunistic in utilizing its many branch offices, sales networks, customer relationships, computer databases and other resources to obtain engagements that are outside of its core businesses.  We also fill our customers’ direct hire requirements, either by conducting searches or by providing them with an option to hire our personnel that are currently on assignment with them.

Financial Outsourcing Services Segment

The Company provides funding and back office support services to independent consulting and staffing companies. The Company’s back office services include payroll processing, billing and funding, preparation of various management reports and analyses, payment of all payroll-related taxes and preparation and filing of quarterly and annual payroll tax returns for the contingent personnel employed and placed by independently owned and operated staffing and consulting firms for which the Company earns a fixed fee.  Personnel placed by such independent staffing and consulting firms remain employees of such firms. In providing payroll funding services, the Company purchases the accounts receivable of independent staffing firms and receives payments directly from the firms’ clients. The Company monitors the collection of all receivables related to its financial outsourcing clients; however, the amount of any accounts receivable that are not collected within a specified period after billing is charged back by the Company to its financial outsourcing clients.

Customers

The Company provides staffing, consulting and outsourcing services to a broad range of customers, including banks and financial services firms, computer software and hardware manufacturers, the automotive industry, government agencies, aerospace and avionics firms, utilities, national laboratories, biotech companies, insurance companies, pharmaceutical companies, healthcare facilities, and accounting firms. Services to Fortune 1000 companies represent a majority of the Company’s revenues.

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

During the fiscal year ended December 28, 2008, one customer accounted for 10% or more of the Company’s revenues.  The largest four customers of the Company, in the aggregate, accounted for approximately 26.3% of the Company’s 2008 revenues.

Sales and Marketing

As of December 28, 2008, the Company serviced its customers through a network of 20 company-owned and 8 licensed offices located in 15 states across the United States and its corporate headquarters located in Woodbury, New York. In addition, in many instances, the Company’s non-billable (staff) employees work on-site at its customers’ facilities, including in Europe and Asia.  The Company’s sales and marketing strategy is focused on expanding its business with existing customers through cross-selling and by establishing relationships with new customers. The Company solicits customers through personal sales presentations, webcasts and webinars, telephone marketing, direct mail solicitation, referrals from customers, and advertising in a variety of local and national media including magazines, newspapers, trade publications and through the Company’s website (www.comforce.com or prounlimited.com).

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

In the Staff Augmentation segment, our sales and marketing efforts are generally conducted on a local or regional basis.  Our Sales and Resource Managers, Client Service Coordinators and Regional Account Managers are responsible for maintaining contact with existing clients, maximizing the number of requisitions that we will have the opportunity to fill, and then working with the recruiting staff to offer the client the candidates that best fit their specifications.  New account targets are chosen by assessing: (1) the need for contract labor within the skill sets provided by the Company; (2) the appropriateness of the Company’s niche products to the client’s needs; (3) the potential growth and profitability of the account; and (4) the creditworthiness of the client. While the Company’s corporate office assists in the selection of target accounts, the majority of account selection and marketing occurs locally.  Although the Company continues to market to its Fortune 1000 client base, it also places a significant marketing focus on faster-growing middle-market companies, governmental agencies and large not-for-profit institutions such as hospitals and research facilities.

Billable Employees

In the Human Capital Management Services segment, PrO provides employer-of-record payrolling services for contingent workers sourced internally by its clients.  For these companies, PrO employs the workers, pays unemployment taxes and workers compensation insurance premiums, and provides other benefits including health insurance to eligible employees.  These workers may include former independent contractors, returning retirees or other mission-critical workers internally sourced for contingent work.  The Company’s compliance expertise helps clients avoid potential litigation and other co-employment issues associated with this workforce.

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

Some customers seek out the Company’s extensive back office and payrolling capabilities, or elect for strategic reasons to outsource these functions, without utilizing the Company’s recruitment capabilities.  Although these contingent workers are sourced internally by the Company’s clients, they are nonetheless employees of the Company.

Information Systems

The Company uses the Pure Internet Architecture of PeopleSoft® 9.0 for its back office Human Resource Management System, Financial Reporting and Employee Self Service application software.  Utilizing the web-enabled PeopleSoft architecture has enabled the Company to consolidate its back office operations, improve business processes, enhance customer relationships and improve efficiency and productivity.

The Company uses WebPAS® front-office staffing software, a web-based software solution designed specifically for the staffing and recruiting industry.  WebPAS combines candidate resumes and client management into one fully relational and centralized database.  This software has enabled us to automate and streamline the workflow of the sales, recruiting, staffing and placement process.  The Company also uses the software of third party vendors in its RightSourcing  Services program.  Separately, the Company’s PrO Unlimited subsidiary has internally developed and maintains its proprietary web-based WAND® system, which provides an end-to-end solution for the engagement, management and tracking of the contingent workforce.  See “Human Capital Management Services Segment” in this Item 1.  The Company recently upgraded its WAND system to incorporate state of the art technology and to enhance the functionality of the system enabling PrO to continue as a leader in contingent workforce management.  In addition to enhancing the application functionality, the WAND infrastructure was also upgraded using a multi-tier architecture approach.  This approach separates the application into presentation, middle, service, reporting, integration and data layers.  In addition to the flexible design approach, the new application also takes advantage of a variety of industry leading edge technologies such as Oracle 10g, Oracle RAC, Informatica, Logi XML, Java, JavaScript, Spring and Hibernate.

Competition

The contingent staffing and consulting industry is very competitive and fragmented. There are relatively limited barriers to entry and new competitors frequently enter the market. The Company’s competitors vary depending on geographic region and the nature of the service(s) being provided. The Company faces competition from larger firms possessing substantially greater financial, technical and marketing resources than the Company and smaller, regional firms with a strong presence in their respective local markets.  The Company competes on the basis of price, level of service, quality of candidates and reputation, and may be in competition with many other staffing companies seeking to fill orders for job openings, including minority or women-owned firms that may receive preferential consideration or set asides.

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

In the Staff Augmentation segment, while the unemployment rates may have increased in 2008, the availability of high-quality resources at a competitive rate remains one of the principal elements of competition.  The Company believes its ability to compete also depends in part on a number of competitive factors outside its control, including the economic climate generally and in particular industries served by the Company, the ability of its competitors to hire, retain and motivate skilled personnel and the extent of its competitors’ responsiveness to customer needs.

Employees

The Company currently employs approximately 590 full-time staff employees in the United States and approximately 20 in Europe and Asia.   Non-billable administrative personnel provide management, sales and marketing, back office and other services in support of the Company’s services in all of its segments.

In addition, since the Company is in the business of providing outsourced staffing management services, specialty staffing, consulting and other outsourcing services, it has many billable employees throughout the world, the number of which fluctuates based on operations.  Billable employees are employed by the Company on an as-needed basis, dependent on customer demand and are paid only for time they actually work (plus any accrued vacation time, if applicable).  The Company maintains a proprietary database of prospective employees with expertise in the disciplines served by the Company.

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

Regulations

Contingent staffing and consulting services firms are generally subject to one or more of the following types of government regulations: (1) regulation of the employer/employees; (2) licensing, record keeping and recording requirements; and (3) substantive limitations on operations.  We are governed by laws regulating the employer/employee relationship, such as tax withholding and reporting, social security or retirement, anti-discrimination and workers compensation in the United States and in the foreign countries in which we have employment activities, and, in the case of our government contracts, we are further subject to Federal Acquisition

Regulations (FAR).  In some instances, the Company’s licensees are deemed to be franchisees, and the arrangements the Company enters into with them are subject to regulation, both by the Federal Trade Commission and a number of states.   In addition, in the healthcare support sector, the Company is subject to extensive federal and state laws and regulations, as well as the regulations of various public and private healthcare organizations and authorities.

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

Global economic conditions have created turmoil in the credit and labor markets that could have a significant adverse impact on our operations.

Current United States and worldwide economic conditions have resulted in an extraordinary tightening of credit markets coupled with higher interest rates, particularly since the bankruptcy of a major investment banking firm in the third quarter of 2008.  These economic conditions have been characterized in news reports as a global economic crisis that has been marked by dramatic and rapid shifts in market conditions and government responses, and they have resulted in unprecedented intervention in financial institutions and markets by governments throughout the world.  Although many economists originally characterized this crisis as limited to the subprime mortgage markets, the current adverse conditions have quickly spread to broader financial, manufacturing and labor markets.

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. Global and national economic uncertainties, as well as unfavorable local and regional economic conditions in the United States and abroad, may cause our clients or prospective clients to defer hiring contingent workers or reduce spending on the Human Capital Management Services and staffing services that we provide.

The weakened  economy  has resulted in decreased demand for contingent staff.  When economic activity slows down, customers often reduce their use of contingent staff before undertaking layoffs of their regular employees resulting in decreased demand for contingent  workers.  Some of our clients have announced  reduction in workforce  including  contingent  labor.  In addition, since employees are also reluctant to risk changing  employers, there are fewer openings  available and therefore  reduced activity in permanent placements as well.  Furthermore,  the  current  recession (or depression)  may cause  some of the vendors we manage as part of our Human Capital Management Services and RightSourcing  Services programs to reduce or  discontinue  operations,  which may  adversely  affect our ability to manage these programs.  In addition, reduced demand for our services could increase price competition.  If, as a result of adverse economic conditions, one or more of our clients enter bankruptcy or liquidate their operations, our revenues and accounts receivable could be adversely affected.  If the current economic conditions persist or deteriorate, they could also have a significant adverse impact on our operations by:

•	creating uncertainty in the business environment, which uncertainty would act as a disincentive for businesses to expand their operations;

•	decreasing our customers demand for contingent staff in our Staff Augmentation segment and management and payrolling services in our Human Capital Management Services segment;

•	adversely affecting our customers’ ability to obtain credit to fund operations, which in turn would affect their ability to timely make payment on our invoices;

•	increasing our interest expense and, unless these conditions abate, making it more difficult for us to refinance or extend our bank credit facility at its maturity on July 24, 2010; and

•	creating greater risks to us in providing Financial Outsourcing Services to our customers as well as increasing our costs of providing funding to these customers.

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

Some of our contracts are awarded on the basis of competitive proposals which can be periodically re-bid by the client.

There can be no assurance that existing contracts, including with governmental agencies, will be renewed on satisfactory terms or that additional or replacement contracts will be those awarded to us.  In the current economic climate, we expect our competitors to bid more aggressively, which could result in our loss of contracts or a reduction in margins in cases in which we seek to retain contracts by lowering our bids.  We may not be able to retain clients or market share in the future, and, in light of competitive pressures, we may not be able to remain profitable.

Potential increase in costs related to being a public company.

The Company may incur substantial additional costs related to compliance with the provisions of the Sarbanes-Oxley Act.  These additional costs relate to higher documentary and administrative costs and consulting, audit and legal fees we will incur, as well as for the cost of the audit of our internal control over financial reporting that will be required as presently proposed by the SEC for our 2009 fiscal year.

Significant increases in payroll-related costs could adversely affect our business.

We are required to pay a number of federal, state, local and foreign payroll and related costs, including unemployment taxes, workers compensation benefits, healthcare benefits, FICA, and Medicare, among others, for our employees and personnel.  Significant increases in the effective rates of any payroll-related costs likely would have a material adverse effect upon us.  In the current economic climate, and given the many state and federal legislative proposals circulating to stimulate economic activity, extend unemployment benefits and provide health care reform, costs could also increase as a result of reforms.

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

To reduce our exposure, we maintain general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional/medical malpractice insurance, fiduciary insurance, cyber insurance and directors’ and officers’ liability insurance for domestic and foreign operations as management deems appropriate and prudent.  However, due to the nature of our assignments, in particular, access to client information systems and confidential information, and the potential liability with respect thereto, we may not be able to obtain insurance coverage in amounts adequate to cover any such liability on acceptable terms.  Our healthcare staffing services exposes us to potential malpractice claims, a growing area of litigation.  Furthermore, we are generally self-insured with respect to workers compensation claims, but maintain excess workers compensation coverage to limit our exposure for amounts over $4.5 million.  We maintain reserves for uninsured risks and other potential liabilities, but we may be unable to accurately estimate our exposure.  In addition, we face various other employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility.  Any of these liabilities could have a material adverse effect on our business, operating results and financial condition.

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

Our future success depends, in part, on our ability to develop and implement technology services that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences.  We have developed and must continually improve our proprietary web-enabled WAND system, which provides an end-to-end solution for the engagement, management and tracking of the contingent workforce. We are reliant on third party vendors in updating and improving other technologies on which our business is dependent, particularly in our RightSourcing  Services program.  We may not be successful in anticipating or responding to the continuing developments in technology, industry standards and client preferences on a timely and cost-effective basis, and our ideas, or those of our software vendors, may not be accepted in the marketplace.  In addition, technologies developed by our competitors may make our service offerings noncompetitive or obsolete.  Any one of these circumstances could significantly reduce our ability to obtain new client engagements or to retain existing client engagements.

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

Restrictions and covenants under our bank credit facility and other financing agreements limit our ability to take actions and impose consequences in the event of a compliance failure.

Our $110.0 million Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), imposes various restrictions on our activities without the consent of the lenders, including:

•	prohibiting us from incurring indebtedness or granting security interests in our assets except in accordance with the covenants and conditions in the PNC Credit Facility;

•	prohibiting us from selling or disposing of our assets except in accordance with the covenants and conditions in the PNC Credit Facility;

•
prohibiting fundamental changes such as consolidations, mergers and sales and transfer of assets, and limiting our ability or any of our direct or indirect subsidiaries to grant liens upon our property or assets;

•	requiring us to meet certain net worth, debt service coverage and other financial requirements; and

•	entering into transactions with affiliates other than in accordance with the indenture.

These covenants and conditions affect our operating flexibility by, among other things, substantially restricting our ability to incur expenses and indebtedness, or make acquisitions, that could be used to grow our business.  Our ability to issue shares of our capital stock is also limited.

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

The PNC Credit Facility, under which we had $78.6 million in borrowings outstanding at March 8, 2009, matures on July 24, 2010.  The Company has had preliminary discussions with PNC to extend the PNC Credit Facility beyond its current maturity date.  No assurance can be given that the Company will resolve such discussions on a satisfactory basis.  If we are unable to satisfactorily resolve such discussions with PNC or otherwise find a source of capital to repay or refinance this obligation, we will be unable to repay the PNC Credit Facility at maturity, which would have a material adverse effect on our financial condition.  The credit markets have tightened significantly since the second quarter of 2008.  We cannot predict whether capital will be available to us with interest rates and on terms acceptable to us, if at all, when the PNC Credit Facility matures.

Shares eligible for future sale may cause the market price for our common stock to decline even if our business is doing well.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.  A substantial number of shares of our common stock are held by persons other than “affiliates.”  In addition, as of December 28, 2008, approximately 16.0 million shares of common stock or equivalent non-voting preferred shares are issuable to a trust in which John C. Fanning, our chairman and chief executive officer, holds the principal economic interest.  Subject to some limitations on the holder’s rights, the  8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”) (which continues to accrue pay-in-kind interest), the Company’s Series 2003A Preferred Stock, the Series 2003B Preferred Stock and the Series 2004A Preferred Stock (which continue to cumulate dividends) are convertible into these common or non-voting shares at conversion prices ranging from $0.54 to $1.70, which could have a potentially depressing effect on the market price of the Company’s common stock.

We could be required to write-off goodwill in future periods if our future operating results suffer.

In accordance with generally accepted accounting principles, we are required to review our goodwill for impairment at least annually.  Our goodwill was $32.1 million at December 28, 2008.  Significant assumptions used in this analysis include expected future revenue growth rates, operating margins, working capital levels and tax rates, which are based on management’s expectation of future results.  An unfavorable evaluation could cause us to write-off goodwill in future periods.  The current economic climate heightens the risk of future write-offs.  We had write-offs of goodwill of $96.1 million, excluding $5.9 million relating to discontinued operations, in 2002 and 2003.   Any future write-offs could have a material adverse impact on our financial condition and results of operations.

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

We conduct our operations in a number of foreign countries and the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. dollars at the applicable foreign currency exchange rates for inclusion in our consolidated financial statements.  We are subject to exposure for devaluations and fluctuations in currency exchange rates, which, if we are successful in further growing and developing our foreign operations or these devaluations or fluctuations are significant, could potentially affect our investment in these foreign countries as well as on our cash flow and results of operations.  These risks are heightened in the current volatile economic environment, including the recent volatility in the value of the U.S. dollar and other currencies worldwide and instability in the credit markets.

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

The Company’s stock price may be volatile and investors may not be able to resell shares they purchase at their purchase price.

The stock  market  has  experienced  and may in the  future  experience  extreme volatility  that has  often  been  unrelated  to the  operating  performance  of particular  companies.  Broad market fluctuations may adversely affect the market price of the Company's common stock.  The Company's stock price has in the past, and could in the future, fluctuate as a result of a variety of factors,  including factors beyond the  Company's  control, including:

•	the relatively low float of the Company's common stock caused, among other reasons, by the holdings of the Company's principal shareholders;

•
adverse general economic conditions, such as those currently being experienced, including withdrawals of investments in the stock markets generally and a tightening of credit available to potential acquirers of business, that result in a lower average prices being paid for public company shares and lower valuations being placed on businesses;

•	other domestic and international macroeconomic factors unrelated to the Company's performance;

•	the Company's failure to meet the expectations of the investment community;

•	industry trends and the business success of the Company's customers;

•	loss of key customers;

•	fluctuations in the Company's results of operations; and

•	litigation.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company leases all of its office space.  Excluding the Company’s headquarters, these leases are for office space ranging in size from small shared 1,000-square foot executive suites to facilities exceeding 10,000 square feet in size.  The remaining terms under the Company’s leases range from less than six months to four years.  The Company’s headquarters in Woodbury, New York occupies approximately 38,000 square feet of space in two facilities under separate leases that expire in 2010. In some instances our full-time staff employees work at the client’s site for which we do not incur any rental costs.  The Company owns no real estate.

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

The Illinois EPA took control of the site and began to construct a cap on the site.  In 2008, the Company received a demand from the U.S. EPA for more than $2.0 million in past costs and a demand from the Illinois Environmental Protection Agency (“IEPA”) for over $14.0 million in IEPA's past costs for its partial work on the cap.  The agencies are also demanding that the parties complete construction of the cap and investigate whether a groundwater remedy is required.  Cost estimates for that work have not yet been made and a final allocation of costs among the potentially responsible parties have not yet been made and a group has not yet, but will likely form to address these demands.  The Company's share is expected to be less than 1% of the total liability for these costs assuming that the level of participation remains at least as high as it has been in the past.  The group believes that it has some defenses and challenges to the government's past cost claims and will likely try to negotiate a reduction in the amount of the claims.  Furthermore, the Company has made inquiries of the insurance carriers for Apeco to determine if it has coverage under old insurance policies.  No assurance can be given that the costs to the Company to resolve this claim will be within management’s estimates.

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

CTS requested that its insurance carriers defend it in these actions, and the carrier under the primary policy appointed counsel and has defended CTS in these actions.  As of June 2007, CTS settled with 17 of the 19 plaintiffs, in each case within the limits of its primary policy, except as described below.  With the settlements, the limits under the primary policy have been reached.  The umbrella insurance carrier for CTS had previously denied the claims of CTS for coverage, claiming that the matter was within the policy exclusions.  This carrier also initiated a declaratory action in Contra Costa County, California in which it asked the court to determine whether the claims against CTS were within the policy exclusions.  In March 2007, CTS and this carrier reached a tentative settlement under which the carrier agreed to dismiss CTS from the declaratory action and defend and insure CTS in the remaining cases when the primary coverage limits have been reached, subject to an agreed upon contribution by CTS and the carrier's reservation of rights to seek recovery against CTS for the claims of Mountain Cascade, Inc., a co-defendant not related to CTS that served as a contractor for East Bay Municipal Utility District.  Management of CTS (and the Company) believes that any losses in respect of Mountain Cascade should be covered under the umbrella policy.  However, the carrier has declined to release its reservation of rights as to this unresolved Mountain Cascade claim, and the amount that CTS will be required to contribute to any settlement of or judgment on the remaining plaintiffs’ cases is not determinable.  As of February 2009 one of the two remaining matters was settled as the unresolved portion of a settlement was finalized as an appeal that was being taken from a prior ruling on the settlement was not pursued timely and dismissed by the court at the same time we were advised the party was discontinuing its pursuit and would accept its allocated portion of a prior settlement.  This leaves only the claim by Mountain Cascade, Inc. unresolved.  Accordingly, management of CTS (and the Company) cannot estimate the amount of losses that CTS may ultimately incur in connection with these cases, if any, other than to estimate that any losses will be less than $1.5 million. No assurance can be given that the costs to CTS to resolve all remaining claims will be within management’s estimates.

The Company is also a party to contract and employment-related litigation matters, and audits of state and local tax returns arising in the ordinary course of its business.  In the opinion of Management, the aggregate liability, if any, with respect to any such legal proceedings that arise in the ordinary course of business will not materially adversely affect our financial position, results of operations, or cash flows.  The Company expenses legal costs associated with contingencies when incurred.  The Company maintains general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional/medical malpractice insurance, fiduciary insurance, cyber insurance and directors’ and officers’ liability insurance for domestic and foreign operations as management deems appropriate and prudent. The Company is generally self-insured with respect to workers compensation, but maintains excess workers compensation coverage to limit its maximum exposure to such claims.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of fiscal 2008.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price and Dividends

The Company’s Common Stock is traded on the NYSE Amex (formerly, NYSE Alternext U.S. and, prior thereto, the American Stock Exchange) (NYSE Amex:CFS). The high and low sales prices for the Common Stock, as reported in the business news media, for the periods indicated, were as follows:

Fiscal Year	Quarter	High ($)	Low ($)
2008	First Quarter	2.65	1.20
	Second Quarter	2.19	1.60
	Third Quarter	2.05	0.70
	Fourth Quarter	1.65	0.52

2007	First Quarter	2.60	2.11
	Second Quarter	2.98	2.22
	Third Quarter	2.69	1.90
	Fourth Quarter	2.32	1.25

The closing price of the Common Stock of the Company on March  18, 2009 was $1.45.   As of such date, there were approximately 3,800 stockholders of record and 11,971,077 shares of Common Stock held by non-affiliates.  The aggregate market value of the voting stock held by non-affiliates of the registrant on March  18 , 2009 was $17,358,062 .

No dividends were declared or paid on the Common Stock during 2008. The terms of the Company’s debt obligations effectively prohibit its payment of dividends.  In addition, until undeclared, cumulated dividends on its Series 2003A, 2003B and 2004A Preferred Stock (approximately $5.0 million in the aggregate at December 28, 2008) are fully paid, no dividends are permitted to be paid on Common Stock.  Accordingly, the Company does not anticipate that it will pay cash dividends on its Common Stock for the foreseeable future.

Equity Compensation Plan Information

The following table describes options and warrants issued as part of the Company’s equity compensation plans at the end of fiscal 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column).
Equity compensation plans approved by security holders (1)	2,355,000	$ 2.57	990,000
Equity compensation plans not approved by security holders (2)	169,000	7.55	-
Total	2,524,000	$ 2.90	990,000

(1)
At December 28, 2008, the Company had two equity compensation plans that had been approved by stockholders, the Long-Term Stock Investment Plan (the “1993 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”).  Securities shown as being issuable pursuant to outstanding options, warrants and rights in the first column represent option grants made under the 1993 Plan and the 2002 Plan.  No options or other rights have been issuable under the 1993 Plan since December 31, 2002.  Accordingly, the number of securities shown in the third column as being available for future issuance includes only the shares of common stock remaining available for issuance under the 2002 Plan upon exercise of options or other rights that may be granted thereunder in future periods.  At the Company’s 2006 annual meeting of stockholders, the stockholders approved the increase in the number of shares issuable under the 2002 Plan from 1,000,000 to 2,000,000.

(2)	Warrants issued as additional compensation to debtholders for extending credit to the Company.

Convertible Instruments

Fanning CPD Assets, LP (the “Fanning Partnership”), a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds the principal economic interest is the holder of $1.8 million principal amount of the Company’s 8% Convertible Subordinated Note (the “Convertible Note”). Under the terms of the Convertible Note, the Company is permitted to pay interest in cash or kind, at its election.  As permitted, on the two semi-annual interest payment dates of June 1, 2008 and December 1, 2008, the Company elected to pay the interest in-kind.  Accordingly, on June 1, 2008 and December 1, 2008, $66,000 and $68,000, respectively, were added to the principal of the Convertible Note.  As of the date of this report, the Company had sufficient excess availability under the PNC Credit Facility to fully repay the Convertible Note.

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

In addition, for fiscal 2008, dividends have cumulated in the amount of $461,000 on the Company’s Series 2003A Preferred Stock, $38,000 on the Series 2003B Preferred Stock and $506,000 on the Series 2004A Preferred Stock.  Although these cumulated dividends have not been declared by the Company’s board of directors and are not payable, the Fanning Partnership can elect to convert all or any portion of these shares of Series Preferred Stock, including the cumulated dividends, into common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate) at a conversion price of $1.05 per share for the Series 2003A Preferred Stock, $0.54 per share for the Series 2003B Preferred Stock and $1.70 per share for the Series 2004A Preferred Stock.  See notes 8, 10 and 17 to our consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data of the Company as of and for each of the five fiscal years in the period ended December 28, 2008. The Company derived the statement of income and balance sheet data as of and for each of the five fiscal years in the period ended December 28, 2008 from its audited historical consolidated financial statements (in thousands, except per share data).

	2008	2007	2006	2005	2004
Statement of Income Data:
Net sales of services	$606,636	$586,685	$567,821	$539,841	$480,887
Costs and expenses:
Cost of services	510,188	494,104	478,927	460,581	408,850
Selling, general and administrative expenses	77,129	74,012	68,821	59,919	53,755
Depreciation and amortization	3,156	2,803	3,095	3,700	4,219
Total costs and expenses	590,473	570,919	550,843	524,200	466,824
Operating income	16,163	15,766	16,978	15,641	14,063
Other (expense) income:
Interest expense	(4,400)	(7,669)	(9,369)	(10,744)	(12,338)
(Loss) gain on debt extinguishment (1)	(278)	(443)	(169)	(336)	1,999
Other (expense) income, net	(1,064)	644	11	186	110
	(5,742)	(7,468)	(9,527)	(10,894)	(10,229)
Income from continuing operations before income taxes	10,421	8,298	7,451	4,747	3,834
Provision (benefit) for income taxes	4,535	3,309	3,373	(1,455)	2,058
Income from continuing operations	5,886	4,989	4,078	6,202	1,776
Income (loss) from discontinued operations, net of income taxes (2)	-	1,000	-	70	(20)
Net income	$5,886	$5,989	$4,078	$6,272	$1,756

Dividends on preferred stock	1,005	1,005	1,005	1,005	530
Net income available to common stockholders	$4,881	$4,984	$3,073	$5,267	$1,226

Diluted income per share:
Income from continuing operations	$0.18	$0.16	$0.13	$0.21	$0.07
Income from discontinued operations	-	0.03	-	-	-
Net income available to common stockholders	$0.18	$0.19	$0.13	$0.21	$0.07

Balance Sheet data:
Working capital	$23,314	$34,513	$32,345	$43,163	$46,018
Trade receivables, net	149,704	131,264	127,249	118,916	92,144
Goodwill	32,073	32,073	32,073	32,073	32,073
Total assets	201,736	183,384	175,138	173,978	154,649
Total debt, including current maturities	69,978	83,858	89,770	105,792	117,227
Stockholders’ deficit (3)	(3,833)	(9,503)	(18,715)	(23,031)	(29,835)

(1)
During 2004, the Company repurchased Senior Notes, and, as a result of these repurchases, the Company recognized a gain on debt extinguishment of $2.0 million, net of $280,000 of deferred financing costs.  During 2005, the Company repurchased Senior Notes, and, as a result of these repurchases, the Company recognized a loss on debt extinguishment of $336,000, net of $178,000 of deferred financing costs. During 2006, the Company repurchased and redeemed Senior Notes, and, as a result of these repurchases and redemptions, the Company recognized a loss on debt extinguishment of $169,000, net of $128,000 of deferred financing costs. During 2007, the Company redeemed and repurchased Senior Notes, and, as a result of the redemption and repurchase, the Company recognized a loss on debt extinguishment of $443,000, net of $137,000 of deferred financing costs.  During 2008, the Company redeemed and repurchased Senior Notes, and, as a result of the redemption and repurchase, the Company recognized a loss on debt extinguishment of $278,000, net of $108,000 of deferred financing costs.  See “Financial Condition, Liquidity and Capital Resources” in Item 7.

(2)
Effective March 1, 2004, the Company sold its interest in two telecom subsidiaries in the Staff Augmentation segment.  In accordance with Financial Accounting Standards Board ("FASB") Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") the results of operations from the sale of this telecom operation have been reclassified as discontinued operations.  The Company initiated a lawsuit against the purchaser of this telecom operation and, following mediation and extended negotiations, the parties reached a settlement in September 2007 under which $1.0 million was received by the Company in the fourth quarter of 2007.

(3)
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“FIN 48”).  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position.  The tax benefits recognized in the financial statements from such tax position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company adopted the provisions of FIN 48 effective January 1, 2007.  The impact upon adoption was to decrease accumulated deficit by approximately $3.4 million and to decrease accruals for uncertain tax positions and related penalties and interest by a corresponding amount.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below supplements the information found in the audited consolidated financial statements and related notes of COMFORCE Corporation (“COMFORCE”) and its wholly-owned subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”).

Overview

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employment related expenses for its employees, including workers compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses.  The Company offers health, dental, 401(k), disability and life insurance to its eligible employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, resulting in significant outstanding receivables.  To the extent the Company grows, these receivables will increase and there will be greater need for borrowing availability under the PNC Credit Facility.  At March 8, 2009, the Company had outstanding $78.6 million principal amount under the PNC Credit Facility with remaining availability of up to $18.7 million, based upon the borrowing base as defined in the loan agreement, to fund operations.  The Company has had preliminary discussions with PNC to extend the PNC Credit Facility beyond its current maturity date of July 24, 2010.  No assurance can be given that the Company will resolve such discussions on a satisfactory basis.

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

The Company’s fiscal year consists of the 52 or 53 weeks ending on the last Sunday in December.  The Company’s most recently completed fiscal year ended on December 28, 2008.  Fiscal years 2008 and 2007 each contained 52 weeks and fiscal year 2006 contained 53 weeks.

Recent Developments

Current United States and worldwide economic conditions have resulted in an extraordinary tightening of credit markets.  These economic conditions have been characterized in news reports as a global economic crisis that has been marked by dramatic and rapid shifts in market conditions and government responses, and they have resulted in unprecedented intervention in financial institutions and markets by governments throughout the world.  Although many economists originally characterized this crisis as limited to the subprime mortgage markets, the current adverse conditions have quickly spread to broader financial, manufacturing and labor markets.   As reported by the Bureau of Labor Statistics (U.S. Department of Labor) in a report released March 6, 2009, nonfarm payroll employment fell by approximately 650,000 in February 2009 and the unemployment rate rose to 8.1%.

In October 2008, the Emergency Economic Stabilization Act of 2008 was enacted. Under this act, up to $700 billion has been made available to stabilize U.S. banks and enable the government to purchase devalued financial instruments held by banks and other financial institutions.  The Federal Reserve continues to take other measures to stabilize the U.S. financial system and encourage lending.  In February 2009, the American Recovery and Reinvestment Act of 2009 was signed into law, which provides up to $787 billion in broad based relief to stimulate economic activity, including $288 billion in tax relief, $148 billion for health care, $91 billion for education, $83 billion for worker benefits, job training and unemployment relief, and $81 billion in infrastructure development.

Management has been closely monitoring the economic conditions and government responses.  The Company has also implemented new procedures to contain or reduce its expenses.  The impact of the tight credit markets on our interest expense in the second half of 2008 was limited, but we expect our interest expense in future periods to increase unless the credit markets improve significantly.  In addition, we have observed a weakening in the labor markets that has resulted in declines in revenues in our Staff Augmentation segment during the second half of 2008 as compared to the comparable 2007 period.  Furthermore, some of our clients have announced  reductions in workforce,  including contingent  labor, which may cause  some of the vendors we manage as part of our Human Capital Management Services and RightSourcing  Services programs to reduce or  discontinue  operations,  which would further impact our management of these programs.  While the current economic conditions have not had a significant negative impact on our operations through the end of 2008, if these conditions persist or deteriorate, they could potentially have a significant adverse impact on our operations in future periods.

See “Risk Factors--Global economic conditions have created turmoil in credit and labor markets that could have a significant adverse impact on our operations” in Item 1A of this report.

Results of Operations

Fiscal Year Ended December 28, 2008 compared to December 30, 2007

Net sales of services for the year ended December 28, 2008 were $606.6 million, which represents a 3.4% increase from the $586.7 million in net sales of services recorded for the year ended December 30, 2007.  Net sales of services in the Human Capital Management Services segment increased by $25.8 million, or 7.1%, due primarily to an increase in services provided to new clients.  While management believes that such an increase is reflective of a trend over the past decade for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary, the current economic environment (see “Overview and Recent Developments” in this Item 7) has impacted this trend.  Management has observed that, since the second quarter of 2008, PrO’s customers generally have not sought to expand the scope of services they engage PrO to perform.   In the Staff Augmentation segment, net sales of services decreased $5.6 million, or 2.5%, which decrease was principally attributable to the decrease of services provided to technical services customers, partially offset by an increase in services provided to healthcare support services and information technology customers.

Cost of services for the year ended December 28, 2008 was 84.1% of net sales of services as compared to cost of services of 84.2% of net sales of services for the year ended December 30, 2007.  Cost of services as a percentage of net sales of services in the Human Capital Management Services segment for fiscal 2008 was 86.7% as compared to 86.8% for fiscal 2007.  In the Staff Augmentation segment, cost of services as a percentage of net sales of services for fiscal 2008 was 80.6% as compared to 81.3% in this segment for fiscal 2007, principally due to higher gross margins associated with the healthcare support services described above.

Selling, general and administrative expenses as a percentage of net sales of services were 12.7% for the year ended December 28, 2008, compared to 12.6% for the year ended December 30, 2007.  The $3.1 million increase in selling, general and administrative expenses is primarily due to higher personnel costs incurred to support the increase in consultant consolidation services provided in the Human Capital Management Services segment discussed above.

Operating income for the year ended December 28, 2008 was $16.2 million, or 2.7% of net sales, as compared to operating income of $15.8 million, or 2.7% of net sales, for the year ended December 30, 2007.  The Company’s operating income for fiscal 2008 is slightly higher than for fiscal 2007 principally due to an increase in net sales of services and related gross margins in Human Capital Management Services and healthcare support services, partially offset by an increase in selling, general, and administrative expenses discussed above.

The Company’s interest expense for the year ended December 28, 2008 was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and, prior to their redemption, the Senior Notes. Interest expense of $4.4 million for fiscal 2008 was lower as compared to the interest expense of $7.7 million for fiscal 2007.  This decrease in interest expense was principally due to the repurchases and redemptions of $22.9 million of Senior Notes since the beginning of 2007, including the redemption of the remaining $5.2 million principal amount of Senior Notes in August 2008, and to lower interest rates under the PNC Credit Facility.

As a result of its repurchase of $6.5 million principal amount of Senior Notes in April 2008 and its final redemption of $5.2 million principal amount of Senior Notes in August 2008, the Company recognized a loss on debt extinguishment of $278,000 in the year ended December 28, 2008, including the write-off of $108,000 of deferred financing costs.  As a result of its redemption of $10.0 million principal amount of Senior Notes in June 2007 and its repurchase of $1.2 million of Senior Notes in December 2007, the Company recognized a loss on debt extinguishment of $443,000 in the year ended December 30, 2007, including the write-off of $137,000 of deferred financing costs.  See also the discussion in note 8 under “Revolving Line of Credit” in our consolidated financial statements.

Other expense, net, for the year ended December 28, 2008 of $1.1 million, principally consists of losses on foreign currency exchanges as compared to other income, net, for the year ended December 30, 2007 of $644,000, principally consisting of gains on foreign currency exchanges.

The income tax provision for the year ended December 28, 2008 was $4.5 million (a rate of 43.5%) on income from continuing operations before income taxes of $10.4 million.  Included in the income tax provision for the year ended December 28, 2008 are discrete items related to an income tax benefit for certain return-to-provision items based on the filing of the Company’s 2007 tax return, partially offset by the accrual of interest pursuant to FIN 48.  The income tax provision for the year ended December 30, 2007 was $3.3 million (a rate of 39.9%) on income from continuing operations before income taxes of $8.3 million.  Included in the income tax provision for fiscal 2007 is an income tax benefit related to certain tax deductions realized upon the dissolution of a subsidiary that operated one branch office that has been closed.

The Company’s total unrecognized tax benefit as of December 28, 2008 was approximately $818,000, which, if recognized, would affect the Company’s effective tax rate.  As of December 28, 2008, the Company had approximately $24,000 of accrued interest and penalties reflected in the tax provision.

In accordance with SFAS 144, the results of operations from the sale of the Company’s niche telecom operations (as described in note 18 to our consolidated financial statements) have been recorded as discontinued operations.   The net income from discontinued operations was $1.0 million for the year ended December 30, 2007, which represented the settlement received in November 2007.  As a result of a capital loss relating to this settlement, no provision for income taxes was recorded.

Fiscal Year Ended December 30, 2007 compared to Fiscal Year Ended December 31, 2006

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

In accordance with SFAS 144, the results of operations from the sale of the Company’s niche telecom operations (as described in note 18 to our consolidated financial statements) have been recorded as discontinued operations.   The net income from discontinued operations was $1.0 million for the year ended December 30, 2007, which represented the settlement received in November 2007.  As a result of a capital loss relating to this settlement, no provision for income taxes was recorded.

Financial Condition, Liquidity and Capital Resources

As described in “Overview and Recent Developments” in this Item 7, management has observed weakening of the labor markets and a tightening of the credit markets coupled with an increase in interest rates.  These conditions, which are interrelated, could affect our liquidity in future periods in a number of ways, including by:

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

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employment related expenses for its employees, including workers compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses.  The Company offers health, dental, 401(k), disability and life insurance to its eligible employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, resulting in significant outstanding receivables.  To the extent the Company grows, these receivables will increase and there will be greater need for borrowing availability under the PNC Credit Facility.  At March 8, 2009, the Company had outstanding $78.6 million principal amount under the PNC Credit Facility with remaining availability of up to $18.7 million based upon the borrowing base, as defined under the PNC Credit Facility agreement, to fund operations.

Off-Balance Sheet and Contractual Obligations: As of December 28, 2008, we had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below.  The following table represents contractual commitments associated with operating lease agreements, employment agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2009	2010	2011	2012	Thereafter

Operating Leases	$2,933	$1,837	$1,182	$700	$23
Employment Agreements	1,040	-	-	-	-
PNC Credit Facility(1)- principal repayments	-	68,200	-	-	-
Convertible Note(1) - principal repayments	1,778	-	-	-	-
Total	$5,751	$70,037	$1,182	$700	$23

(1)	See note 8 to our consolidated financial statements.

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

The Company also had standby letters of credit outstanding under the PNC Credit Facility at December 28, 2008 in the aggregate amount of $4.2 million, principally as security for the Company’s obligations under its workers compensation insurance policies.

As reported in the accompanying cash flow statement, during 2008, the Company’s primary sources of funds were $19.7 million provided by its operating activities due significantly to the continued profitability of the Company.  The Company also used cash of $5.5 million in investing activities due to the purchases of property and equipment.  In addition, the cash used in financing activities of $14.4 million is primarily a result of the repurchase and redemption of $11.9 million aggregate principal amount of Senior Notes.

At December 28, 2008, the Company had outstanding $68.2 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 3.35% per annum.  At such date, the Company had remaining availability of up to $23.6 million based upon the borrowing base, as defined in the agreement, under the PNC Credit Facility.

At December 28, 2008, the Company also had outstanding $1.8 million principal amount of Convertible Notes bearing interest at 8% per annum.

The Company has made significant progress in improving its capital structure and reducing interest expense through the elimination of long-term debt through the repurchase, redemption or exchange of Senior Notes, Convertible Notes and other instruments.  Since June 2000 and through the date of this Report, the Company has eliminated $138.8 million of public debt and reduced its total long-term debt from $195.3 million to $68.2 million.  The Company has reduced its annualized interest expense principally by borrowing at the lower rates available under the PNC Credit Facility to effectuate the repurchase and redemption of long-term debt and by exchanging preferred stock and lower interest rate Convertible Notes for public debt.

Substantially all of the consolidated net assets of the Company are assets of COI and all of the net income that had been generated by the Company was attributable to the operations of COI.  Prior to the redemption of the remaining Senior Notes in August 2008 (as described under “Results of Operations --Fiscal Year Ended December 28, 2008 compared to December 30, 2007” in this Item 7), these assets and any cumulated net income were restricted as to their use by COMFORCE.  The Indenture imposed restrictions on COI making specified payments, which were referred to as “restricted payments,” including making distributions or paying dividends (referred to as upstreaming funds) to COMFORCE.  Upon the completion of the redemption of the Senior Notes, these restrictions were eliminated.  However, the PNC Credit Facility includes significant restrictions and covenants that continue to be binding on the Company, including many that are comparable to or more restrictive than those that were applicable under the Indenture (see note 8 to our consolidated financial statements).

The Company’s Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at December 28, 2008 there were cumulated, unpaid and undeclared dividends of $2.7 million on the Series 2003A Preferred Stock, $202,000 on the Series 2003B Preferred Stock and $2.1 million on the Series 2004A Preferred Stock.  If such dividends and underlying instruments were converted to voting or non-voting common stock, the aggregate amount would equal 14.9 million shares at December 28, 2008 (as compared to 14.1 million shares at December 30, 2007).

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next 12 months.  The Company was in compliance with all covenants under the PNC Credit Facility at December 28, 2008 and expects to remain in compliance for the next 12 months.  The Company has had preliminary discussions with PNC to extend the PNC Credit Facility beyond its current maturity date of July 24, 2010. No assurance can be given that the Company will resolve such discussions on a satisfactory basis.

The Company is currently undergoing audits for certain state and local tax returns.  The results of these audits are not expected to have a material effect upon the results of operations.

In 2006, COMFORCE Technical Services, Inc. (“CTS”) entered into a contract with a United States government agency (the “Agency”) to provide technical, operational and professional services in foreign countries throughout the world for humanitarian purposes.  Persons employed by CTS in the host countries include U.S. nationals, nationals of the host countries (local nationals) and nationals of other countries (third country nationals). The contract provides, generally, that the U.S. government will reimburse the Company for all direct labor properly chargeable to the contract plus fringe benefits, in some cases at specified rates and profit.  Although not anticipated, the amount of foreign payroll taxes and other taxes related to these employees could potentially exceed the amount available to us from our own resources or under the PNC Credit Facility.  (See note 12 to our  consolidated financial statements.)

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

Revenue Recognition

Staff Augmentation and Human Capital Management Services:  The Company provides supplemental staff to its customers under arrangements that typically require supervision by the customers’ management for a period of time.  In these arrangements, the Company is solely responsible for employees engaged to provide services to a customer.  The Company is the sole employer of record, pays the employees’ wages, pays unemployment taxes and workers compensation insurance premiums, provides health insurance and other benefits to eligible employees, and is responsible for paying all related taxes.  The Company enters into service agreements with its customers, negotiates the terms of the services, including pricing, and bears the credit risk relative to customer payments.  The Company bills its customers for these services with payment generally due upon receipt of the invoice.  Revenue under these arrangements is recognized upon the performance of the service by the Company’s employees.  The associated payroll costs are recorded as cost of sales.  There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligations once the services are rendered by the employee.

The Company’s contingent staffing management services enable customers to manage the selection, procurement and supervision of contingent staffing suppliers through its web-enabled proprietary and third party software, and include providing Company operating and support personnel to assist customers.  The Company does not sell its software to customers, but rather utilizes it in connection with providing services.  Consultant consolidation services, provided as a component of contingent staffing management services, comprise the management of invoicing for a customer’s multiple services providers that results in the consolidation of invoices for all of a customer’s individual staffing vendors.  The Company recognizes revenue for the amount of its fees for these services, which are determined as a percentage of the gross billings to customers from the contingent staffing suppliers, as the services are performed.  The Company invoices its customers for its fees together with the billings from the contingent staffing suppliers, which are reflected in accounts receivable as there is no right of offset with the liabilities for amounts due to the contingent staffing suppliers.  Amounts invoiced related to contingent staffing supplier billings are included in accrued expenses and are settled after our collection of the related receivables.

We rely on our billable employees, staffing suppliers and clients to timely submit their work and expense reports.  It is our policy to record all activity (net sales of services and cost of services) performed during each reporting period for which we receive and process the submissions of our billable employees, staffing suppliers and clients within two weeks after the end of each of our first three quarters and within five weeks after the end of our fiscal year.

In accordance with Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred, reimbursements received by the Company for out-of-pocket expenses are characterized as revenue.

The Company follows Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, in the presentation of revenues and expenses.  This guidance requires that the Company assess whether it acts as a principal in the transaction or as an agent acting on behalf of others.  In situations where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in our consolidated statements of income.

Staff Augmentation:  A portion of the Company’s revenue is attributable to license agreements.  Under the terms of such license agreements, the Company is fully responsible for the payment of the employees.  The Company submits all invoices for services performed to the customers and they are required to remit their payments for services performed directly to the Company.  The Company includes these revenues and related direct costs in its net sales of services and cost of services on a gross basis.  The net distribution to the licensee is based on a percentage of gross profit generated.

Financial Outsourcing Services: The Company provides back office support to unaffiliated independently owned staffing companies.  These arrangements typically require the Company to process the payrolls and invoicing for these unaffiliated staffing companies through the use of the Company’s information technology system.  In return, these unaffiliated staffing companies (the Company’s customers) pay the Company a fixed percentage of the weekly billings it processed for them.  Payment of the Company’s fees is due upon the completion of the processing of weekly payrolls and invoicing.  Revenue is recognized over the period as the Company performs these services for the amount of the fixed fee the Company receives as stipulated in the applicable contract.  There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligations once the services are rendered.

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

Accounts Receivable

The Company’s accounts receivable balances are comprised of trade and unbilled receivables.  The Company maintains an allowance for doubtful accounts recorded as an estimate of the accounts receivable balance that may not be collected.  This allowance is calculated on the trade receivables with consideration for the Company’s historical write-off experience, the current aging of receivables, general economic climate and the financial condition of customers.  After giving due consideration to these factors, the Company establishes specific allowances for uncollectible accounts.  The allowance for the funding and service fee receivables is calculated with consideration for the ability of the Company’s clients to absorb chargebacks due to the uncollectibility of the funded receivables. Bad debt expense, which increases the allowance for doubtful accounts, is recorded as an operating expense in our consolidated statements of income.  Factors that would cause this provision to increase primarily relate to increased bankruptcies by customers, the inability of the Company’s funding services clients to absorb chargebacks and other difficulties collecting amounts billed.  On the other hand, an improved write-off experience and aging of receivables would result in a decrease to the provision.

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

Goodwill Impairment

The Company is required to test goodwill for impairment in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), as of the end of each fiscal year or earlier during each fiscal year as circumstances require.  In connection with these goodwill tests, the Company engages an independent valuation firm to assist management in the determination of the fair values of its reporting units (as defined by SFAS 142).  In its determination of the fair values, the firm engaged by the Company primarily utilizes a discounted cash flow analysis as well as various other valuation approaches, including (i) capitalization multiples of companies with investment characteristics resembling those of the reporting units, (ii) the enterprise value of the Company, and (iii) asset and liability structure.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141-R, Business Combinations (“SFAS 141-R”).  This statement is effective for us on December 29, 2008, and applies prospectively to business combinations for which the acquisition date is on or after December 29, 2008.  SFAS 141-R significantly changes the accounting for acquisitions. Some of the major provisions are that acquisition related costs will generally be expensed as incurred, contingent consideration will be recorded at fair value on the acquisition date, with adjustments to certain forms of contingent liabilities impacting the results of operations. The impact that SFAS 141-R will have on our consolidated financial statements after adoption will depend on the nature, terms, and size of the acquisitions, if any, we consummate after adoption.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“FAS 160”). FAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under FAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for FAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of FAS 160 to fiscal years preceding the effective date are not permitted. We currently do not have minority interests in our consolidated subsidiaries.

Seasonality

In the Human Capital Management Services segment, PrO Unlimited does not observe significant seasonal variations in its business.  In the Staff Augmentation segment, demand for services has historically been lower during the second half of the fourth quarter through the following second quarter, and, generally shows gradual improvement until the second half of the fourth quarter.  The Company’s quarterly operating results are, however, affected by the number of billing days in the quarter.  Management has noted that the observance of seasonal trends has been limited in the current economic climate.

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, performance or achievements, particularly in light of the current global economic crisis that has been marked by dramatic and rapid shifts in market conditions and government responses (see “Overview and Recent Developments” and “Financial Condition, Liquidity and Capital Resources,” each in this Item 7).  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We undertake no obligation to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

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

•
the current banking crisis has created a tightening of the credit markets coupled with increasing interest rates, which, if these conditions persist or deteriorate, could significantly increase our interest expense and make it more difficult and costly for us to refinance or extend the PNC Credit Facility at its maturity on July 24, 2010;

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 28, 2008, we had $68.2 million outstanding under the PNC Credit Facility bearing variable rate interest at the weighted average rate of 3.35% per annum as compared to $70.5 million outstanding at December 30, 2007 at a weighted average rate of 6.9% per annum.  Despite the turmoil in the U.S. and global credit markets, we have experienced a reduced weighted average rate for borrowings under the PNC Credit Facility due to a reduction in LIBOR.  Assuming an immediate 25% increase in the weighted average interest rate of 3.35% on variable rate obligations of $68.2 million, the impact to the Company in annualized interest expense would be approximately $571,000.

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

A portion of the Company’s borrowings are fixed rate obligations, including $1.8 million principal amount of Convertible Notes bearing interest at a fixed rate of 8% per annum.  The estimated fair value of these debt obligations at December 28, 2008 was $1.7 million for the Convertible Notes.  Management of the Company does not believe that a 25% increase in interest rates would have a material impact on the fair value of these fixed rate obligations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Schedule as listed on page F-1.

ITEM 9.  CHANGES IN AND DISGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCDURES

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting includes policies and procedures pertaining to the Company’s ability to record, process, and report reliable information.  The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of the Company’s published financial statements.

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 28, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, the Company’s management identified no material weaknesses in its internal control over financial reporting and has concluded that, as of December 28, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

During the Company’s fiscal quarter ended December 28, 2008, there were no changes in the Company’s internal controls over financial reporting that have materially and adversely affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management of the Company has also evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 28, 2008.  Based upon this evaluation, our management has concluded that, as of December 28, 2008, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 27, 2009 and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 27, 2009 and is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 27, 2009 and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 27, 2009 and is incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 27, 2009 and is incorporated by reference herein.

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

Date:  March 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ John C. Fanning
John C. Fanning	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2009

/s/ Harry V. Maccarrone
Harry V. Maccarrone	Executive Vice President and Director (Principal Financial and Accounting Officer)	March 24, 2009

/s/ Rosemary Maniscalco
Rosemary Maniscalco	Vice Chairman and Director	March 24, 2009

/s/ Daniel Raynor
Daniel Raynor	Director	March 24, 2009

/s/ Gordon Robinett
Gordon Robinett	Director	March 24, 2009

/s/ Kenneth J. Daley
Kenneth J. Daley	Director	March 24, 2009

/s/ Pierce J. Flynn
Pierce J. Flynn	Director	March 24, 2009

COMFORCE CORPORATION AND SUBSIDIARIES

Table of Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
COMFORCE Corporation:

We have audited the accompanying consolidated balance sheets of COMFORCE Corporation and subsidiaries, as of December 28, 2008 and December 30, 2007, and the related consolidated statements of income, stockholders’ deficit and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended December 28, 2008, and the related financial statement schedule listed in Item 15 (a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMFORCE Corporation and subsidiaries as of December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 28, 2008 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” effective January 1, 2007.

/s/ KPMG LLP
Melville, New York
March 24, 2009

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 28, 2008 and December 30, 2007
(in thousands, except share and per share amounts)

Assets	December 28, 2008	December 30, 2007
Current assets:
Cash and cash equivalents	$6,137	6,654
Accounts receivable, less allowance of $92 in 2008 and $129 in 2007	140,763	118,163
Funding and service fees receivable, less allowance of $20 in 2008 and $44 in 2007	8,941	13,101
Prepaid expenses and other current assets	3,014	4,408
Deferred income taxes, net	353	388
Total current assets	159,208	142,714

Deferred income taxes, net	-	164
Property and equipment, net	10,057	7,723
Deferred financing costs, net	213	480
Goodwill	32,073	32,073
Other assets, net	185	230

Total assets	$201,736	183,384

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$2,675	2,376
Short-term debt (related party)	1,778	–
Accrued expenses	131,441	105,825
Total current liabilities	135,894	108,201

Long-term debt (including related party debt of $1,644 in 2007)	68,200	83,858
Deferred taxes, net	1,074	-
Other liabilities	401	828

Total liabilities	205,569	192,887

Commitments and contingencies (note 12)

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized, 17,387,560 and 17,387,553 shares issued and outstanding in 2008 and 2007, respectively	174	174
Convertible preferred stock, $.01 par value:
	4,304	4,304
Series 2003A, 6,500 shares authorized, 6,148 shares issued and outstanding at December 28, 2008 and December 30, 2007,
with an aggregate liquidation preference of $8,850 at
December 28, 2008 and $8,389 at December 30, 2007

Series 2003B, 3,500 shares authorized, 513 shares issued and outstanding at December 28, 2008 and December 30, 2007, with an aggregate liquidation preference of $714 at December 28, 2008 and $676 at December 30, 2007	513	513
Series 2004A, 15,000 shares authorized, 6,737 shares issued and outstanding at December 28, 2008 and December 30, 2007, with an aggregate liquidation preference of $8,790 at December 28, 2008 and $8,284 at December 30, 2007	10,264	10,264
Additional paid-in capital	48,406	48,356
Accumulated other comprehensive loss	(522)	(256)
Accumulated deficit	(66,972)	(72,858)

Total stockholders’ deficit	(3,833)	(9,503)

Total liabilities and stockholders’ deficit	$201,736	183,384

The accompanying notes are an integral part of these consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
For the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006
(in thousands, except per share amounts)

	December 28, 2008	December 30, 2007	December 31, 2006

Net sales of services	$606,636	586,685	567,821

Costs and expenses:
Cost of services	510,188	494,104	478,927
Selling, general and administrative expenses	77,129	74,012	68,821
Depreciation and amortization	3,156	2,803	3,095

Total costs and expenses	590,473	570,919	550,843

Operating income	16,163	15,766	16,978

Other (expense) income:
Interest expense	(4,400)	(7,669)	(9,369)
Loss on debt extinguishment	(278)	(443)	(169)
Other (expense) income, net	(1,064)	644	11
	(5,742)	(7,468)	(9,527)

Income from continuing operations before income taxes	10,421	8,298	7,451
Provision for income taxes	4,535	3,309	3,373

Income from continuing operations	5,886	4,989	4,078

Income from discontinued operations, net of tax benefits of $0 in 2007	-	1,000	-

Net income	$5,886	5,989	4,078

Dividends on preferred stock	1,005	1,005	1,005

Net income available to common stockholders	$4,881	4,984	3,073

Basic income per common share:
Income from continuing operations	$0.28	0.23	0.18
Income from discontinued operations	-	0.06	-

Net income	$0.28	0.29	0.18

Diluted income per common share:
Income from continuing operations	$0.18	0.16	0.13
Income from discontinued operations	-	0.03	-

Net income	$0.18	0.19	0.13

Weighted average common shares outstanding, basic	17,388	17,385	17,317
Weighted average common shares outstanding, diluted	32,580	31,870	31,012

The accompanying notes are an integral part of these consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit and Comprehensive Income
Fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006
(in thousands, except share amounts)

	Common stock		Preferred stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stock-holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	deficit
Adjusted balance at December 26, 2005	17,079,532	$171	13,398	$15,081	$47,727	$147	$(86,293)	$(23,167)

Comprehensive income:
Net income	-	-	-	-	-	-	4,078	4,078
Foreign currency translation adjustment, net of tax of $35	-	-	-	-	-	(92)	-	(92)
Total comprehensive income								3,986
Exercise of stock options	290,628	3	-	-	341	-	-	344
Issuance of common stock	391	-	-	-	-	-	-	-
Share-based payment compensation expense	-	-	-	-	98	-	-	98
Beneficial conversion feature attributable to 8% Notes, net of tax of $36	-	-	-	-	24	-	-	24

Balance at December 31, 2006	17,370,551	174	13,398	15,081	48,190	55	(82,215)	(18,715)

Comprehensive income:
Net income	-	-	-	-	-	-	5,989	5,989
Adoption of FASB Interpretation No. 48	-	-	-	-	-	-	3,368	3,368
Foreign currency translation adjustment, net of tax of $199	-	-	-	-	-	(311)		(311)
Total comprehensive income								9,046
Exercise of stock options, including excess tax benefit of $5	17,000	-	-	-	30	-	-	30
Issuance of common stock	2	-	-	-	-	-	-	-
Share-based payment compensation expense	-	-	-	-	90	-	-	90
Beneficial conversion feature attributable to 8% Notes, net of tax of $3	-	-	-	-	46	-	-	46

Balance at December 30, 2007	17,387,553	174	13,398	15,081	48,356	(256)	(72,858)	(9,503)

Comprehensive income:
Net income	-	-	-	-	-	-	5,886	5,886
Foreign currency translation adjustment, net of tax of $181	-	-	-	-	-	(266)		(266)
Total comprehensive income								5,620
Issuance of common stock	7	-	-	-	-	-	-	-
Share-based payment compensation expense	-	-	-	-	65	-	-	65
Beneficial conversion feature attributable to 8% Notes, net of tax of $26	-	-	-	-	(15)	-	-	(15)

Balance at December 28, 2008	17,387,560	174	13,398	$15,081	$48,406	$(522)	$(66,972)	$(3,833)

The accompanying notes are an integral part of these consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006
(in thousands)

	December 28, 2008	December 30, 2007	December 31, 2006
Cash flows from operating activities:
Net income	$5,886	5,989	4,078

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,156	2,803	3,055
Amortization of intangible assets	-	-	40
Amortization of deferred financing costs	173	204	386
Net recoveries of bad debts	(60)	(103)	(8)
Deferred income taxes	1,428	1,413	1,357
Interest expense paid by the issuance of convertible notes	134	124	115
Gain from sale of discontinued niche telecom operations	-	(1,000)	-
Loss on repurchase of Senior Notes	278	443	169
Loss on disposal of fixed assets	-	-	48
Share-based payment compensation expense	65	90	98
Excess tax benefit from stock option exercises	-	(5)	(135)
Changes in assets and liabilities:
Accounts, funding and service fees receivable	(19,938)	(3,606)	(7,874)
Prepaid expenses and other assets	1,463	466	1,016
Income taxes receivable	(19)	(121)	37
Accounts payable and accrued expenses	27,156	6,124	12,343
Net cash provided by operating activities	19,722	12,821	14,725

Cash flows from investing activities:
Purchases of property and equipment	(5,490)	(4,427)	(3,219)
Net cash used in investing activities	(5,490)	(4,427)	(3,219)
Net cash provided by discontinued investing activities	-	1,000	-

Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreements	(2,300)	5,140	7,283
Repurchases of Senior Notes	(11,884)	(11,482)	(23,461)
Debt financing costs	-	(13)	(368)
Excess tax benefit from stock option exercises	-	5	135
Proceeds from exercise of stock options	-	25	209
Repayments under capital lease obligations	(236)	(152)	(6)
Net cash used in financing activities	(14,420)	(6,477)	(16,208)

Net (decrease) increase in cash and cash equivalents	(188)	2,917	(4,702)
Effect of exchange rates on cash	(329)	(45)	67
Cash and cash equivalents, beginning of fiscal year	6,654	3,782	8,417

Cash and cash equivalents, end of fiscal year	$6,137	6,654	3,782

Supplemental cash flow information:
Cash paid during the fiscal year for:
Interest	$4,429	7,651	9,333
Income taxes	1,009	2,317	3,650

Supplemental schedule of significant non-cash investing and financing activities:
Capital lease obligations incurred for the purchase of new equipment	-	723	-

The accompanying notes are an integral part of these consolidated financial statements.

(1)	Nature of Business and Basis of Presentation

COMFORCE Corporation (“COMFORCE”) is a provider of outsourced staffing management services that enable Fortune 1000 companies and other large employers to consolidate, automate and manage staffing, compliance and oversight processes for their contingent workforces.  The Company also provides specialty staffing, consulting and other outsourcing services to Fortune 1000 companies and other large employers for their healthcare support services, technical and engineering, information technology, telecommunications and other staffing needs.  In addition, the Company provides funding and back office support services to independent consulting and staffing companies.

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

(2)	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year consists of the 52 or 53 weeks ending on the last Sunday in December.  The Company’s most recently completed fiscal year ended on December 28, 2008.  Fiscal years 2008 and 2007 each contained 52 weeks and fiscal year 2006 contained 53 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of COMFORCE, COI and their subsidiaries, all of which are wholly-owned.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Staff Augmentation and Human Capital Management Services:  The Company provides supplemental staff to its customers under arrangements that typically require supervision by the customers’ management for a period of time.  In these arrangements, the Company is solely responsible for employees engaged to provide services to a customer.  The Company is the sole employer of record, pays the employees’ wages, pays unemployment taxes and workers compensation insurance premiums, provides health insurance and other benefits to eligible employees, and is responsible for paying all related taxes.  The Company enters into service agreements with its customers, negotiates the terms of the services, including pricing, and bears the credit risk relative to customer payments.  The Company bills its customers for these services with payment generally due upon receipt of the invoice.  Revenue under these arrangements is recognized upon the performance of the service by the Company’s employees.  The associated payroll costs are recorded as cost of sales.  There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligations once the services are rendered by the employee.

The Company’s contingent staffing management services enable customers to manage the selection, procurement and supervision of contingent staffing suppliers through its web-enabled proprietary and third party software, and include providing Company operating and support personnel to assist customers.  The Company does not sell its software to customers, but rather utilizes it in connection with providing services.  Consultant consolidation services, provided as a component of contingent staffing management services, comprise the management of invoicing for a customer’s multiple services providers that results in the consolidation of invoices for all of a customer’s individual staffing vendors.  The Company recognizes revenue for the amount of its fees for these services, which are determined as a percentage of the gross billings to customers from the contingent staffing suppliers, as the services are performed.  The Company invoices its customers for its fees together with the billings from the contingent staffing suppliers, which are reflected in accounts receivable as there is no right of offset with the liabilities for amounts due the contingent staffing suppliers.  Amounts invoiced related to contingent staffing supplier billings are included in accrued expenses and are settled after our collection of the related receivables.

We rely on our billable employees, staffing suppliers and clients to timely submit their work and expense reports.  It is our policy to record all activity (net sales of services and cost of services) performed during each reporting period for which we receive and process the submissions of our billable employees, staffing suppliers and clients within two weeks after the end of each of our first three quarters and within five weeks after the end of our fiscal year.

In accordance with Emerging Issues Task Force Issue No. 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred, reimbursements received by the Company for out-of-pocket expenses are characterized as revenue.

The Company follows Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, in the presentation of revenues and expenses.  This guidance requires that the Company assess whether it acts as a principal in the transaction or as an agent acting on behalf of others.  In situations where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in our consolidated statements of income.

Staff Augmentation:  A portion of the Company’s revenue is attributable to license agreements.  Under the terms of such license agreements, the Company is fully responsible for the payment of the employees.  The Company submits all invoices for services performed to the customers and they are required to remit their payments for services performed directly to the Company.  The Company includes these revenues and related direct costs in its net sales of services and cost of services on a gross basis.  The net distribution to the licensee is based on a percentage of gross profit generated.  The net distributions to licensees included in selling, general and administrative expenses for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006 were approximately $1,852,000, $2,147,000 and $2,519,000, respectively.

Financial Outsourcing Services: The Company provides back office support to unaffiliated independently owned staffing companies.  These arrangements typically require the Company to process the payrolls and invoicing for these unaffiliated staffing companies through the use of the Company’s information technology system.  In return, these unaffiliated staffing companies (the Company’s customers) pay the Company a fixed percentage of the weekly billings it processed for them.  Payment of the Company’s fees is due upon the completion of the processing of weekly payrolls and invoicing.  Revenue is recognized over the period as the Company performs these services for the amount of the fixed fee the Company receives as stipulated in the applicable contract.  There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligations once the services are rendered.

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

Accounts Receivable

The Company’s accounts receivable balances are comprised of trade and unbilled receivables.  The Company maintains an allowance for doubtful accounts recorded as an estimate of the accounts receivable balance that may not be collected.  This allowance is calculated on the trade receivables with consideration for the Company’s historical write-off experience, the current aging of receivables, general economic climate and the financial condition of customers.  After giving due consideration to these factors, the Company establishes specific allowances for uncollectible accounts.  The allowance for the funding and service fee receivables is calculated with consideration for the ability of the Company’s clients to absorb chargebacks due to the uncollectibility of the funded receivables. Bad debt expense, which increases the allowance for doubtful accounts, is recorded as an operating expense in our consolidated statements of income.

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

Goodwill

The Company applies FASB No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), to evaluate goodwill impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred.  SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level.  The Company’s reporting units are represented by the reportable segments (see note 16).  Goodwill is tested for impairment using a two-step process.  In the first step, the fair market value of a reporting unit is compared to its carrying value.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required.  The Company engages an independent valuation specialist to assist with the determination of the fair value of reporting units which is based on a combination of both the income approach and the market approach of the valuation analysis.  Under the income approach, fair value is determined based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Company.  Estimated future cash flows are based on the Company’s internal projection model and include significant judgment relating to growth rates, discount factors, tax rates and other considerations.  Under the market approach, comparable companies based on valuation multiples are used to arrive at a fair value.  For reasonableness, the summation of reporting units’ fair values is compared to the Company’s market capitalization.

If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill.  Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination.  If the carrying value of a reporting unit’s goodwill exceeds it implied fair value, goodwill is deemed impaired and is written down to the extent of the difference.

There was no indication of goodwill impairment for the years ended December 28, 2008, December 30, 2007 and December 31, 2006.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (“FIN 48”).  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position.  The tax benefits recognized in the financial statements from such tax position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company adopted the provisions of FIN 48 effective January 1, 2007.  The impact upon adoption was to decrease accumulated deficit in 2007 by approximately $3.4 million and to decrease accruals for uncertain tax positions and related penalties and interest by a corresponding amount.

The Company recognizes accrued interest and penalties related to income tax matters within provision for income tax expense.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the significant estimates involved are the collectibility of receivables, the recoverability of long-lived assets, deferred tax assets, goodwill, accrued workers compensation liabilities, reserves for litigation and contingencies and the fair value of share-based payment compensation.  Given that global economies are undergoing a period of substantial uncertainty, estimates are subject to a greater degree of uncertainty and actual results could differ from those estimates.

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

The Company’s remaining fixed rate debt obligations are not traded, and their fair value may fluctuate significantly due to changes in the demand for securities of their type, the overall level of interest rates, conditions in the high yield capital markets, and perceptions as to the Company’s condition and prospects.  After giving consideration to similar debt issues, and other market information, the Company believes that its remaining outstanding fixed rate debt instruments, being $1.8 million outstanding principal amount of its 8% Convertible Subordinated Notes, had an approximate fair value of $1.7 million at December 28, 2008.

Deferred Financing Costs

Deferred financing costs consist of costs associated with the issuance of the Company’s debt.  Such costs are amortized over the life of the related debt, which ranges from 3 to 13 years, and unamortized costs are fully expensed upon discharge of indebtedness.  The Company wrote-off deferred financing costs of $108,000 in fiscal 2008, $137,000 in fiscal 2007 and $128,000 in fiscal 2006 due to the early extinguishment of debt (see note 8) which costs are included in loss on debt extinguishment in the consolidated statements of income.

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

Stock Compensation Plans

Effective December 26, 2005, the Company adopted the provisions of the FASB Statement 123(R), Share-Based Payments (“SFAS No. 123(R)”).  Under the provisions of SFAS 123(R), share-based payments are measured at the grant date, based on the fair value of the award, and are expensed over the requisite service period.  The Company adopted SFAS 123(R) using the modified-prospective method and, accordingly, prior period results have not been restated to reflect the fair value method of recognizing compensation expense relating to stock options.  All new awards are subject to the provisions of SFAS 123(R).  Since all outstanding option awards were fully vested on the date of adoption, no compensation expense was recorded for outstanding awards.  For the fiscal year ended December 28, 2008, $65,000 of compensation expense was recorded within selling, general and administrative expense and the Company recognized an income tax benefit of $28,000 related to such expense.  For the fiscal year ended December 30, 2007, $90,000 of compensation expense was recorded within selling, general and administrative expense and the Company recognized an income tax benefit of $35,000 related to such expense.  For the fiscal year ended December 31, 2006, $98,000 of compensation expense was recorded within selling, general and administrative expense and the Company recognized an income tax benefit of $38,000 related to such expense.

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

The per share weighted average fair value of stock options granted was $0.93 during the year ended December 28, 2008, $1.28 during the year ended December 30, 2007, and $1.40 during the year ended December 31, 2006.  In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants during the past three fiscal years are listed in the table below:

	Fiscal Year
	December 28, 2008	December 30, 2007	December 31, 2006

Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	47.2%	49.0%	55.0%
Risk-free interest rate	3.5%	5.2%	5.0%
Expected term (years)	5	5	5

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

No stock options were exercised in fiscal 2008 and, consequently, no income tax benefits were realized by the Company.  The income tax benefit realized relating to the exercise of stock option awards was $5,000 for the year ended December 30, 2007, all of which is classified as a financing cash inflow in the Company’s consolidated statement of cash flows.   The income tax benefit realized relating to the exercise of stock option awards was $212,000 for the year ended December 31, 2006, of which $135,000 is classified as a financing cash inflow in the Company’s  consolidated statement of cash flows.

Out- of-Period Adjustments

In the fourth quarter of 2008, the Company recorded an adjustment to decrease accumulated other comprehensive income and increase other income for approximately $223,000, net of tax, relating to immaterial errors that originated in each of the prior quarters of 2008.  Since these errors, either individually or in the aggregate, were not material to any of the prior 2008 quarterly periods, and the error had no impact on the full year 2008 financial statements, the Company recorded the out-of-period correction of these errors in the fourth quarter results.  The out-of-period correction had no impact on the financial position of the Company since the activity was contained within stockholders’ deficit.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141-R, Business Combinations (“SFAS 141-R”).  This statement is effective for us on January 1, 2009, and applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141-R significantly changes the accounting for acquisitions. Some of the major provisions are that acquisition related costs will generally be expensed as incurred, contingent consideration will be recorded at fair value on the acquisition date, with adjustments to certain forms of contingent liabilities impacting the results of operations. The impact that SFAS 141-R will have on our consolidated financial statements after adoption will depend on the nature, terms, and size of the acquisitions, if any, we consummate after adoption.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“FAS 160”). FAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under FAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for FAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of FAS 160 to fiscal years preceding the effective date are not permitted. We currently do not have minority interests in our consolidated subsidiaries.

(3)           Property and Equipment

Property and equipment as of December 28, 2008 and December 30, 2007, consisted of (in thousands):

	Estimated useful lives in years	2008	2007
Computer equipment and related software	3-7	$32,208	26,948
Furniture and fixtures	3-10	2,426	2,431
Leasehold improvements	3-7	676	657
		35,310	30,036
Less accumulated depreciation and amortization		(25,253)	(22,313)
		$10,057	7,723

Depreciation and amortization expense related to property and equipment was $3,156,000, $2,803,000 and $3,055,000 for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

(4)           Goodwill

As of December 28, 2008 and December 30, 2007, the carrying amount of the Company’s goodwill was attributable to its Staff Augmentation segment ($22.9 million) and its Human Capital Management segment ($9.2 million).

There have been no changes in the carrying amount of goodwill during the past three fiscal years.

(5)           Accrued Expenses

Accrued expenses as of December 28, 2008 and December 30, 2007, consisted of (in thousands):

	2008	2007
Payroll, payroll taxes and sub-vendor payables	$106,310	85,043
Book overdrafts	13,497	11,322
Other	11,634	9,460
	$131,441	105,825

(6)           Foreign Currency

We conduct our operations in a number of foreign countries and the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. dollars at the applicable foreign currency exchange rates for inclusion in our consolidated financial statements.  We are subject to exposure for devaluations and fluctuations in currency exchange rates.  These risks are heightened in the current volatile economic environment, including the recent volatility in the value of the U.S. dollar and other currencies worldwide and instability in the credit markets.

In 2008, we experienced $1.0 million in losses on foreign currency transactions as compared to gains on foreign currency transactions in 2007 of $723,000.  We have not entered into any swap agreements or other hedging transactions as a means of limiting exposure to interest rate or foreign currency fluctuations.

 (7)           Income Taxes

The Company’s income tax provision for the years ended as of December 28, 2008, December 30, 2007, and December 31, 2006, was as follows (in thousands):

	2008	2007	2006

Income from continuing operations	$4,535	3,309	3,373

The income tax provision for the fiscal years ended December 28, 2008, December 30, 2007, and December 31, 2006, consisted of (in thousands):

	2008	2007	2006
Current:
Federal	$2,538	1,318	1,734
State	429	315	165
Foreign	120	263	117
Total current	3,087	1,896	2,016

Deferred:
Federal	1,125	1,237	1,059
State	307	176	298
Foreign	16	-	-
Total deferred	1,448	1,413	1,357
Total income tax provision (benefit)	$4,535	3,309	3,373

Total income tax provision relating to continuing operations differed from income taxes at the statutory federal income tax rate of 34% as a result of the following items (in thousands):

	2008	2007	2006
Income taxes at statutory federal tax rate of 34.0%	$3,543	2,821	2,533
State and local taxes, net of federal tax	576	384	221
Change in tax rates	-	20	54
Foreign taxes	80	263	6
Tax contingency matters	-	-	247
Loss on subsidiary stock	-	(476)	-
Non-deductible meals	399	245	354
Other non-deductible expenses	(63)	52	(42)
Income tax provision	$4,535	3,309	3,373

The components of deferred tax assets and liabilities at December 28, 2008 and December 30, 2007 (in thousands) are as follows:

	2008	2007
Deferred tax assets:
Receivable allowances	$44	68
Tax benefit of foreign NOL carry forwards	213	-
Unrealized gains and losses	568	-
Excess book amortization expense	-	339
Accrued liabilities and other	2,134	2,399
Foreign tax credits	-	263
Share-based payment compensation	112	86
Tax benefit of capital loss carryforward	2,165	2,165
Tax benefit of state NOL carryforwards, net of federal effect	716	734
	5,952	6,054
Less valuation allowance	(2,855)	(2,803)
Total deferred tax assets	3,097	3,251
Deferred tax liabilities:
Prepaids	504	722
Excess tax depreciation	3,065	1,797
Excess tax amortization	249	-
Other	-	180
Total deferred tax liabilities	3,818	2,699
Net deferred tax asset	$(721)	552

At December 28, 2008, the Company had approximately $13.0 million of state net operating losses which expire in the tax years 2009 through 2028, if unused.  In addition, the Company had approximately $736,000 of foreign net operating losses which expire 2012 through 2016 except for the United Kingdom and Namibia which have indefinite carry forward periods.  At December 28, 2008, the Company had approximately $5.5 million of capital loss carry forwards which expire in the tax years 2009 through 2012, if unused.

The increase in the Company’s valuation allowance was primarily related to additional state net operating losses of $101,000, and foreign net operating losses of $214,000 for which management has determined that it may not realize the future tax benefits on a more likely-than-not basis, net of write-offs of previously deferred tax assets and a related valuation allowance of $263,000.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  A valuation allowance is provided when it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, the ability to carryback future losses to recover income taxes paid and tax planning strategies that could be implemented.  As of December 28, 2008, the Company’s deferred tax asset valuation allowance related to: capital loss carry forwards ($2.2 million), net operating loss carry forwards ($476,000), and foreign net operating loss carry forwards of ($214,000).

A reconciliation of the total amounts of the Company’s unrecognized tax benefits for the fiscal year ended December 28, 2008 is as follows (in thousands):

Unrecognized tax benefits at 12/30/2007	$83
Increases (decreases) in unrecognized tax benefits – tax positions taken during a prior period	437
Increases (decreases) in unrecognized tax benefits – tax positions taken during the current period	358

Increases (decreases) in unrecognized tax benefits – settlements with taxing authorities	-
Reductions in unrecognized tax benefits – lapses of the statutes of limitations	-
Unrecognized tax benefits as of December 28, 2008	$878

As of and for the fiscal year ended December 28, 2008, interest and penalties recognized in the Company’s consolidated balance sheets or statements of income were immaterial.  If recognized, the total amount of the Company’s unrecognized tax benefits as of December 28, 2008 would affect the Company’s effective tax rate.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The 2005 through 2008 tax years generally remain subject to examination by federal, most state tax, and foreign authorities.  In addition to the U.S., the Company’s major taxing jurisdictions include Hong Kong and Japan.  The Company has not been nor is it currently under examination for any of the tax years within the statute of limitations.

 (8)           Debt

Long-term and short-term debt at December 28, 2008 and December 30, 2007, consisted of (in thousands):

	2008	2007
12% Senior Notes, due December 1, 2010	$-	11,714
8% Subordinated Convertible Note, due December 2, 2009	1,778	1,644
Revolving line of credit, due July 24, 2010, with interest payable at prime and/or LIBOR plus a stated percentage with a weighted average rates of 3.4% (LIBOR plus 1.50%) at December 28, 2008 and 6.9% (LIBOR plus 1.75%) at December 30, 2007	68,200	70,500
Total long-term and short-term debt	$69,978	83,858

Contractual maturities of long-term debt are as follows (in thousands):

2010	$68,200
Total	$68,200

Senior Notes:  In November 1997, COI issued $110 million of 12% Senior Notes due December 1, 2007, subsequently extended until December 1, 2010 (the “Senior Notes”), principally to fund its acquisition of Uniforce Services, Inc.  The Senior Notes provided for semi-annual payments of interest at the rate of 12% per annum.  On August 25, 2008, the Company redeemed all of the remaining Senior Notes then outstanding at a redemption price equal to 102% of their outstanding principal amount ($5.2 million), plus accrued interest from June 1, 2008 to the redemption date.  The total redemption price, including accrued interest and the 2% premium, was $5.5 million.

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

As a result of the Company’s redemption of the remaining Senior Notes in August 2008 and its earlier repurchase of $6.5 million principal amount of Senior Notes in April 2008 from an unrelated party (at a price equal to 101% of the principal amount, plus accrued interest), the Company recognized a loss on debt extinguishment of $278,000 in the year ended December 28, 2008, including the write-off of $108,000 of deferred financing costs.    The Company effected the redemption and repurchase of the Senior Notes in 2008 utilizing available funds under the Company’s revolving line of credit agreement to pay the redemption price (see “Revolving Line of Credit,” below, in this note 8).

Convertible Note:  The Company’s 8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”) is convertible into common stock at $1.70 per share (or, in certain circumstances, into a participating preferred stock which in turn would be convertible into common stock at the same effective rate).

Under the terms of the Convertible Note, interest is payable either in cash or in-kind at the Company’s election.  Debt service costs associated with the Convertible Note have been satisfied through additions to principal through December 1, 2008 (the most recent semi-annual interest payment date).  Additional principal is convertible into common stock on the same basis as other amounts outstanding under the Convertible Note, which provides for conversion into common stock at the rate of $1.70 per share.  As a result of its election to pay interest in-kind under the Convertible Note, the Company recognized beneficial conversion features of $14,000 during fiscal 2008 and $43,000 during fiscal 2007, which resulted in an increase in deferred financing costs and paid-in capital.  The Convertible Note may be prepaid in whole or in part, provided that the market value of the Company’s common stock exceeds $2.13 per share for a specified period of time.  The holder has 10 days to convert the Convertible Note following notice of prepayment.  The holder of the Convertible Note is a related party (see note 17 to our consolidated financial statements).  The Company is currently in discussions with the holder of the Convertible Note to potentially extend this obligation beyond its current maturity date of December 2, 2009.  No assurance can be given that the Company will resolve such discussions on a satisfactory basis.  As of the date of the issuance of these consolidated financial statements, the Company had sufficient excess availability under its bank credit facility, based upon the borrowing base as defined in the loan agreement, to fully repay the Convertible Note (see “--Revolving Line of Credit,” below.

Revolving Line of Credit:  At December 28, 2008, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, were parties to a $110.0 million Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.

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

*as defined in the PNC Credit Facility loan documents

The PNC Credit Facility also provides for a commitment fee of 0.25% of the unused portion of the facility. The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company.  The PNC Credit Facility contains various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness.  The PNC Credit Facility also  limits capital expenditures to $6.0 million annually.

The PNC Credit Facility was amended to provide for a temporary reduction in the required availability under the facility for the purpose of enabling the Company to redeem all of the Senior Notes that remained outstanding ($5.2 million principal amount), which were redeemed on August 25, 2008 (see “Senior Notes,” above, in this note 8).  The PNC Credit Facility permitted the Company to use loan proceeds to repurchase its Senior Notes subject to the Company’s obligation to restore excess availability under the facility to $5.0 million, which the Company has done.

Under the PNC Credit Facility, the Company had outstanding $4.2 million of standby letters of credit, principally as security for the Company’s obligations under its workers compensation insurance policies   and had remaining availability of $23.6 million as of December 28, 2008 based upon the borrowing base as defined in the loan agreement.  The Company was in compliance with all financial covenants under the PNC Credit Facility at December 28, 2008.  The Company has had preliminary discussions with PNC to extend the PNC Credit Facility beyond its current maturity date of July 24, 2010.  No assurance can be given that the Company will resolve such discussions on a satisfactory basis.  If we are unable to satisfactorily resolve such discussions with PNC or otherwise find a source of capital to repay or refinance this obligation, we will be unable to repay the PNC Credit Facility at maturity, which would have a material adverse effect on our financial condition.  The credit markets have tightened significantly since the second quarter of 2008.  We cannot predict whether capital will be available to us with interest rates and on terms acceptable to us, if at all, when the PNC Credit Facility matures.

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

	2008	2007	2006
Basic income per common share:
Net income	$5,886	4,989	4,078
Dividends on preferred stock:
Series 2003A	461	461	461
Series 2003B	38	38	38
Series 2004A	506	506	506
	1,005	1,005	1,005

Income available to common stockholders	$4,881	3,984	3,073

Weighted average common shares outstanding	17,388	17,385	17,317

Basic income per common share	$0.28	0.23	0.18

Diluted income per common share:
Income available to common stockholders	$4,881	3,984	3,073
Dividends on preferred stock:
Series 2003A	461	461	461
Series 2003B	38	38	38
Series 2004A	506	506	506
	1,005	1,005	1,005
After tax equivalent of interest expense on 8% Subordinated Convertible Note	76	76	70
Income for purposes of computing diluted income per common share	$5,962	5,065	4,148

Weighted average common shares outstanding	17,388	17,385	17,317
Dilutive stock options	102	278	363
Assumed conversion of 8% Subordinated Convertible Note	974	900	832
Assumed conversion of Preferred Stock:
Series 2003A	7,990	7,549	7,111
Series 2003B	1,253	1,182	1,111
Series 2004A	4,873	4,576	4,278
Weighted average common shares outstanding for purposes of computing diluted income per share	32,580	31,870	31,012
Diluted income per common share from continuing operations	$0.18	0.16	0.13

In addition, options and warrants to purchase 1,939,000, 1,295,000 and 1,295,000 shares of common stock were outstanding as of the end of the fiscal years 2008, 2007 and 2006, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

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

The Company can only pay dividends on the Series Preferred Stock if (i) dividends can legally be paid in accordance with Delaware law, (ii) the Company’s board of directors, in its discretion upon the exercise of its fiduciary duties, declares that a dividend be paid, and (iii) payment of the dividend is permitted under the terms of the PNC Credit Facility.  At December 28, 2008, there were cumulative, unpaid and undeclared dividends of $2.7 million on the Series 2003A Preferred Stock, $202,000 on the Series 2003B Preferred Stock and $2.1 million on the Series 2004A Preferred Stock.

In the event that the conversion of Series Preferred Stock into common stock of COMFORCE would require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the NYSE Alternext U.S. (formerly, the American Stock Exchange), or any other exchange or quotation system on which the Company’s shares are then listed, the Series Preferred Stock held by such holder shall not be convertible into common stock, but rather is convertible into shares of non-voting participating preferred stock having a liquidation preference of $0.01 per share (but no other preferences) to be created by the Company.  The participating preferred stock will in turn be convertible into the Company’s common stock (on the same basis as if the conversion to common stock from Series Preferred Stock had occurred directly) if the conversion will not require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or NYSE Alternext U.S., or any other exchange or quotation system on which the Company’s shares are then listed.   The holder of the Series Preferred Stock is a related party (see note 17).

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

The following table summarizes stock option activity during the year ended December 28, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Option Fair Value
Outstanding at December 30, 2007	2,371,100	$2.81
Granted	70,000	2.04			0.93
Forfeitures	-	-
Expired	(86,100)	8.98
Exercised	-

Outstanding and exercisable at December 28, 2008	2,355,000	$2.57	4.17	$2,700

There were no stock option exercises in 2008.  The total cash received from stock option exercises for the years ended December 30, 2007 and December 31, 2006 was $26,000 and $209,000, respectively.  The aggregate intrinsic value of exercised options for December 30, 2007 and December 31, 2006 was $12,472 and $539,906, respectively.  The Company expects to settle future employee stock option exercises with the issuance of new shares.

Warrants:

At December 28, 2008 and December 30, 2007, the Company had outstanding warrants to purchase a total of 169,000 shares of common stock at a price of $7.55 per share.  These warrants are fully vested and expire in 2009.

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

The Illinois EPA took control of the site and began to construct a cap on the site.  In 2008, the Company received a demand from the U.S. EPA for more than $2.0 million in past costs and a demand from the Illinois Environmental Protection Agency (“IEPA”) for over $14.0 million in IEPA's past costs for its partial work on the cap.  The agencies are also demanding that the parties complete construction of the cap and investigate whether a groundwater remedy is required.  Cost estimates for that work have not yet been made and a final allocation of costs among the potentially responsible parties have not yet been made and a group has not yet, but will likely form to address these demands.  The Company's share is expected to be less than 1% of the total liability for these costs assuming that the level of participation remains at least as high as it has been in the past.  The group believes that it has some defenses and challenges to the government's past cost claims and will likely try to negotiate a reduction in the amount of the claims.  Furthermore, the Company has made inquiries of the insurance carriers for Apeco to determine if it has coverage under old insurance policies.  No assurance can be given that the costs to the Company to resolve this claim will be within management’s estimates.

Pipeline Case:  In July 2005, the Company’s subsidiary, COMFORCE Technical Services, Inc. (“CTS”) was served with an amended complaint in the suit titled Reyes V. East Bay Municipal Utility District, et al, filed in the Superior Court of California, Alameda County, in connection with a gas pipeline explosion in November 2004 that killed five workers and injured four others.  As part of a construction project to lay a water transmission line, a backhoe operator employed by a construction contractor unaffiliated with CTS allegedly struck and breached a gas pipeline and an explosion occurred when leaking gas ignited.  The complaint names various persons involved in the construction project as defendants, including CTS.  The complaint alleges, among other things, that CTS was negligent in failing to properly mark the location of the pipeline.  The complaint did not specify specific monetary damages.

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

CTS requested that its insurance carriers defend it in these actions, and the carrier under the primary policy appointed counsel and has defended CTS in these actions.  As of June 2007, CTS settled with 17 of the 19 plaintiffs, in each case within the limits of its primary policy, except as described below.  With the settlements, the limits under the primary policy have been reached.  The umbrella insurance carrier for CTS had previously denied the claims of CTS for coverage, claiming that the matter was within the policy exclusions.  This carrier also initiated a declaratory action in Contra Costa County, California in which it asked the court to determine whether the claims against CTS were within the policy exclusions.  In March 2007, CTS and this carrier reached a tentative settlement under which the carrier agreed to dismiss CTS from the declaratory action and defend and insure CTS in the remaining cases when the primary coverage limits have been reached, subject to an agreed upon contribution by CTS and the carrier's reservation of rights to seek recovery against CTS for the claims of Mountain Cascade, Inc., a co-defendant not related to CTS that served as a contractor for East Bay Municipal Utility District.  Management of CTS (and the Company) believes that any losses in respect of Mountain Cascade should be covered under the umbrella policy.  However, the carrier has declined to release its reservation of rights as to this unresolved Mountain Cascade claim, and the amount that CTS will be required to contribute to any settlement of or judgment on the remaining plaintiffs’ cases is not determinable.  As of February 2009 one of the two remaining matters was settled as the unresolved portion of a settlement was finalized as an appeal that was being taken from a prior ruling on the settlement was not pursued timely and dismissed by the court at the same time we were advised the party was discontinuing its pursuit and would accept its allocated portion of a prior settlement.  This leaves only the claim by Mountain Cascade, Inc. unresolved.   Accordingly, management of CTS (and the Company) cannot estimate the amount of losses that CTS may ultimately incur in connection with these cases, if any, other than to estimate that any losses will be less than $1.5 million. No assurance can be given that the costs to CTS to resolve all remaining claims will be within management’s estimates.

CDC Contingency:  In 2006, CTS entered into a contract with a United States government agency (the “Agency”) to provide technical, operational and professional services in foreign countries throughout the world for humanitarian purposes.  Persons employed by CTS in the host countries include U.S. nationals, nationals of the host countries (local nationals) and nationals of other countries (third country nationals). The contract provides, generally, that the U.S. government will reimburse the Company for all direct labor properly chargeable to the contract plus fringe benefits, in some cases at specified rates and profit.

The contract did not directly address taxes payable to foreign jurisdictions, but the contracting officer advised CTS by letter that it should not make tax payments or withholdings in the host countries because the Agency had negotiated or would negotiate with the host countries and expected these discussions to lead to bilateral agreements exempting contractors and contractor personnel from all tax liability.  The contract provides that CTS will be reimbursed for “all fines, penalties, and reasonable litigation expenses incurred as a result of compliance with specific contract terms and conditions or written instructions from the Contracting Officer.”

The contracting officer subsequently advised CTS that the U.S. government has concluded its efforts to obtain bilateral agreements, and directed CTS to itself  undertake mitigation efforts.  CTS engaged an independent accounting firm to assist it with these efforts, which have been substantially completed except in some countries experiencing social unrest and government instability.  As a result of its analysis of host country tax laws and negotiations with host country governments, in most cases, CTS has either determined that no liability exists for wage tax liabilities or it has instituted procedures to withhold or pay applicable wage taxes for its employees.  As for any remaining host countries, management has concluded that it is not probable that wage tax assessments will be made against CTS or, if made, that they will be enforced against it.  Although the Agency has agreed to reimburse us with respect to any such wage tax liabilities, any amounts assessed against CTS for wage tax liabilities could potentially exceed the amount available to us from our own resources or under the PNC Credit Facility.  In such event, it is anticipated that the Company would request PNC to make a special advance or request the Agency to pre-fund these liabilities.

Other Matters:  The Company is also a party to contract and employment-related litigation matters, and audits of state and local tax returns arising in the ordinary course of its business.  In the opinion of Management, the aggregate liability, if any, with respect to any such legal proceedings that arise in the ordinary course of business will not materially adversely affect our financial position, results of operations, or cash flows.  The Company expenses legal costs associated with contingencies when incurred.  The Company maintains general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional/medical malpractice insurance, fiduciary insurance, cyber insurance and directors’ and officers’ liability insurance for domestic and foreign operations as management deems appropriate and prudent. The Company is generally self-insured with respect to workers compensation, but maintains excess workers compensation coverage to limit its maximum exposure to such claims.

 (13)        Savings Incentive and Profit Sharing Plan

The Company provides a savings incentive and profit sharing plan (the “Plan”).  All eligible employees may make contributions to the Plan on a pre-tax salary deduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code.  No contributions to the Plan were made by the Company in 2008, 2007 and 2006.

Certain employees who perform work for governmental agencies are required to be covered under a separate defined contribution plan.  During 2008, 2007 and 2006, the Company recorded approximately $641,000, $858,000 and $1,325,000, respectively, of expense related to these benefits.

(14)         Lease Commitments

The Company leases certain office space and equipment.  Rent expense for all operating leases in 2008, 2007 and 2006 approximated $3,235,000, $3,177,000 and $3,183,000, respectively.

As of December 28, 2008, future minimum rent payments due under the terms of noncancelable operating leases excluding amounts that will be paid for operating costs are (in thousands):

2009	$2,933
2010	1,837
2011	1,182
2012	700
Thereafter	23
$6,675

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

At the end of fiscal 2008, the Company had three customers that accounted for 29.1% of the Company’s total accounts receivable, one of which had accounts receivable balances in excess of 10% of the Company’s total accounts receivable.  At the end of fiscal 2007, the Company had five customers that accounted for 42.5% of the Company’s total accounts receivable, one of which had accounts receivable balances in excess of 10% of the Company’s total accounts receivable.  For fiscal 2006, the Company had four customers that accounted for 38.5% of the Company’s total accounts receivable, two of which had accounts receivable balances in excess of 10% of the Company’s total accounts receivable.  The largest four customers of the Company accounted for an aggregate of approximately 26.3%, 24.7% and 25.3% of the Company’s revenues for the fiscal years 2008, 2007 and 2006, respectively.

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

The table below presents information on revenues and operating contribution for each segment for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, and items which reconcile segment operating contribution to COMFORCE’s reported income from continuing operations before income taxes (in thousands):

	December 28, 2008	December 30, 2007	December 31, 2006
Net sales of services:
Human Capital Management Services	$389,482	363,696	337,741
Staff Augmentation	213,912	219,471	226,304
Financial Outsourcing Services	3,242	3,518	3,776
	$606,636	586,685	567,821
Operating contribution:
Human Capital Management Services	$16,975	16,140	14,878
Staff Augmentation	18,527	18,207	20,085
Financial Outsourcing Services	3,034	3,078	2,854
	38,536	37,425	37,817
Consolidated expenses:
Corporate general and administrative expenses	19,217	18,856	17,744
Depreciation and amortization	3,156	2,803	3,095
Interest and other, net	5,464	7,025	9,358
Loss on debt extinguishment	278	443	169
	28,115	29,127	30,366

Income from continuing operations before income taxes	$10,421	8,298	7,451

Total assets:
Human Capital Management Services	$113,775	96,120

Staff Augmentation	59,061	54,116
Financial Outsourcing Services	8,941	13,101
Corporate	19,959	20,047
	$201,736	183,384

(17)	Related Party Transactions

Convertible Note and Preferred Stock:  Fanning CPD Assets, LP (the “Fanning Partnership”) is the holder of the following instruments issued by the Company: the Convertible Note, of which $1.8 million in principal was outstanding at December 28, 2008, 6,148 shares of Series 2003A Preferred Stock, 513 shares of Series 2003B Preferred Stock and 6,737 shares of Series 2004A Preferred Stock, the terms of which are described under notes 8 and 10.  The Fanning Partnership is a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds an 82.4% economic interest. Rosemary Maniscalco, a director of the Company, is the general partner of the Fanning Partnership, but has no pecuniary interest in the partnership.  Harry V. Maccarrone, a director and the executive vice president and chief financial officer of the Company, is the trustee of a trust and the general partner of a partnership that are limited partners in the Fanning Partnership, but he has only a nominal pecuniary interest.

In 2008, the Fanning Partnership received $134,000 in in-kind interest payments under the Convertible Note at the annual rate of 8.0%.  In addition, each of the Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum.  Dividends have cumulated in the amount of $2.7 million on the Series 2003A Preferred Stock, $202,000 on the Series 2003B Preferred Stock and $2.1 million on the Series 2004A Preferred Stock.  Although these cumulated dividends have not been declared by the Company’s board of directors and are not payable, the Fanning Partnership can elect to convert all or any portion of these shares of Series Preferred Stock, including the cumulated dividends, into common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate) at a conversion price of $1.05 per share for the Series 2003A Preferred Stock, $0.54 per share for the Series 2003B Preferred Stock and $1.70 per share for the Series 2004A Preferred Stock.  The Convertible Note is also convertible on substantially the same basis as the Series Preferred Stock at a conversion price of $1.70 per share.  The conversion price is the price at which the Fanning Partnership may convert the Series Preferred Stock or Convertible Note into common stock (or the equivalent preferred stock).

Other Transactions:  Rosemary Maniscalco, through a company owned by her, provides consulting services to the Company, at the rate of up to $1,500 per day, plus expenses.  During 2008, 2007 and 2006, the Company paid $113,923, $124,420 and $71,220, respectively, for such consulting services.  Rosemary Maniscalco is the Vice Chairman of the Company’s Board.

(18)	Sale of Niche Telecom Operations

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

(19)	Selected Quarterly Financial Data (unaudited)
(In thousands, except per share data and footnotes)

Fiscal 2008 (2)	Quarter
	First	Second	Third	Fourth	Year ended December 28, 2008
Net sales of services	$150,210	$152,756	$149,435	$154,235	$606,636
Gross profit	23,808	24,391	23,551	24,698	96,448
Net income	992	1,599	1,347	1,948	5,886

Income per share: (1)
Basic	$0.04	$0.08	$0.06	$0.10	$0.28
Diluted	$0.03	$0.05	$0.04	$0.06	$0.18

Fiscal 2007	Quarter
	First	Second	Third	Fourth	Year ended December 30, 2007
Net sales of services	$141,603	$149,696	$150,667	$144,719	$586,685
Gross profit	22,149	23,254	23,164	24,014	92,581
Net income	914	1,074	1,789	2,212	5,989

Income per share: (1)
Basic	$0.04	$0.05	$0.09	$0.11	$0.29
Diluted	$0.03	$0.03	$0.06	$0.07	$0.19

(1)           Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the fiscal year.

COMFORCE CORPORATION AND SUBSIDIARIES

Schedule II Valuation and Qualifying Accounts

Fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006

(in thousands)

	Balance at beginning of period	Impact of Adopting SAB 108	Charged to costs and expenses	Charged to other accounts	Deductions (Net (write-offs) recoveries)	Balance at end of period

For the fiscal year ended December 28, 2008:
Allowance for doubtful accounts	$173	-	1	-	(62)	112

For the fiscal year ended December 30, 2007:
Allowance for doubtful accounts	$276	-	89	-	(192)	173

For the fiscal year ended December 31, 2006:
Allowance for doubtful accounts	$705	(421)	85	-	(93)	276

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

10.1
Amended and Restated Employment Agreement dated as of March 31, 2008 between COMFORCE Corporation, COMFORCE Operating, Inc. and John C. Fanning (filed as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2008 and incorporated herein by reference).

10.2
Amended and Restated Employment Agreement dated as of March 31, 2008 between COMFORCE Corporation, COMFORCE Operating, Inc. and Harry V. Maccarrone (filed as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2008 and incorporated herein by reference).

10.3
Company’s 2002 Stock Option Plan adopted at the Company’s 2002 annual meeting of stockholders held June 13, 2002 (included as Annex A to the definitive proxy statement of COMFORCE Corporation filed April 29, 2002 and incorporated herein by reference).

10.4
Amendment to the Company’s 2002 Stock Option Plan adopted at the Company’s 2006 annual meeting of stockholders held June 7, 2006 (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2006 and incorporated herein by reference).

10.5	Second Restated Deferred Compensation Plan approved as of March 31, 2008 (filed as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2008 and incorporated herein by reference).

10.6	Second Restated Deferred Vacation Plan approved as of March 31, 2008 (filed as an exhibit to the Company’s Current Report on Form 8-K filed April 2, 2008 and incorporated herein by reference).

10.7
Revolving Credit and Security Agreement dated as of June 25, 2003 among the Company, PNC Bank, National Association, as lender and administrative agent, and other named lenders (included as an exhibit to COMFORCE Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 and incorporated herein by reference).

10.8
Waiver and Amendment No. 1 dated as of March 17, 2004 to Revolving Credit and Security Agreement dated as of June 25, 2003 among the Company, PNC Bank, National Association, as lender and administrative agent, and other named lenders (included as an exhibit to COMFORCE Corporation's Quarterly Report on Form 10-Q for the quarter ended March 28, 2004 and incorporated herein by reference).

10.9
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

10.10
Amendment No. 3 to Revolving Credit and Security Agreement dated as of February 3, 2005 among the Company and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders (filed as an exhibit to the Company’s Current Report on Form 8-K filed February 9, 2005 and incorporated herein by reference).

10.11
Amendment No. 4 to Revolving Credit and Security Agreement dated as of May 13, 2005 among the Registrant and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K filed May 18, 2005).

10.12
Amendment No. 5 to Revolving Credit and Security Agreement dated as of December 22, 2005 among the Company and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders (included as an exhibit to COMFORCE Corporation’s Current Report on Form 8-K filed July 18, 2006 and incorporated herein by reference).

10.13
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

10.15
Amendment No. 8 to Revolving Credit and Security Agreement dated as of June 6, 2008 among the Company and certain of its operating subsidiaries, as borrowers, and PNC Bank, National Association, as agent and lender, and other participating lenders (included as an exhibit to COMFORCE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008 and incorporated herein by reference).

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
_________________________

* Filed herewith.