Form 10-Q
period 2009-03-29
COMFORCE CORP
filed 2009-05-07
CIK 6814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the transition period from ________________ to ________________

Commission file number:  1-6081

COMFORCE Corporation
(Exact name of registrant as specified in its charter)

Delaware	36-2262248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

415 Crossways Park Drive, P.O. Box 9006, Woodbury, NY	11797
(Address of principal executive offices)	(Zip Code)

516.437.3300
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2009
Common Stock, $0.01 par value per share	17,387,630 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

Assets	March 29, 2009	December 28, 2008
Current assets:
Cash and cash equivalents	$4,945	6,137
Accounts receivable, less allowance of $121 in 2009 and $92 in 2008	131,044	140,763
Funding and service fees receivable, less allowance of $16 in 2009 and $20 in 2008	7,087	8,941
Prepaid expenses and other current assets	3,483	3,014
Deferred income taxes, net	353	353
Total current assets	146,912	159,208

Property and equipment, net	9,774	10,057
Deferred financing costs, net	173	213
Goodwill	32,073	32,073
Other assets, net	166	185
Total assets	$189,098	201,736

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,140	2,675
Short-term debt (related party)	1,778	1,778
Accrued expenses	114,492	131,441
Total current liabilities	118,410	135,894

Long-term debt	73,088	68,200
Deferred taxes, net	1,046	1,074
Other liabilities	280	401
Total liabilities	192,824	205,569

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 17,387,560 shares issued and outstanding in 2009 and 2008	174	174
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized; 6,148 shares issued and outstanding at March 29, 2009 and December 28, 2008, with an aggregate liquidation preference of $8,965 at March 29, 2009 and $8,850 at December 28, 2008	4,304	4,304
Series 2003B, 3,500 shares authorized; 513 shares issued and outstanding at March 29, 2009 and December 28, 2008, with an aggregate liquidation preference of $724 at March 29, 2009 and $714 at December 28, 2008	513	513
Series 2004A, 15,000 shares authorized; 6,737 shares issued and outstanding at March 29, 2009 and December 28, 2008, with an aggregate liquidation preference of $8,916 at March 29, 2009 and $8,790 at December 28, 2008	10,264	10,264
Additional paid-in capital	48,406	48,406
Accumulated other comprehensive loss	(571)	(522)
Accumulated deficit	(66,816)	(66,972)

Total stockholders’ deficit	(3,726)	(3,833)

Total liabilities and stockholders’ deficit	$189,098	201,736
The accompanying notes are an integral part of these condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008

Net sales of services	$138,029	150,210

Costs and expenses:
Cost of services	117,410	126,402
Selling, general and administrative expenses	18,774	19,619
Depreciation and amortization	836	675
Total costs and expenses	137,020	146,696

Operating income	1,009	3,514

Other expense:
Interest expense	(644)	(1,439)
Other expense, net	(73)	(283)
	(717)	(1,722)

Income before income taxes	292	1,792
Provision for income taxes	136	800
Net income	$156	992

Dividends on preferred stock	251	251

Net (loss) income available to common stockholders	$(95)	741

Basic (loss) income per common share	$(0.01)	0.04

Diluted (loss) income per common share	$(0.01)	0.03

Weighted average common shares outstanding, basic	17,388	17,388
Weighted average common shares outstanding, diluted	17,388	32,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008

Cash flows from operating activities:
Net income	$156	992

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	836	675
Amortization of deferred financing fees	40	48
Net provision for bad debts	25	-
Changes in assets and liabilities:
Accounts, funding and service fees receivable	11,561	(106)
Prepaid expenses and other current assets	(475)	435
Accounts payable and accrued expenses	(17,439)	4,596
Income tax receivable	22	4
Net cash (used in) provided by operating activities	(5,274)	6,644

Cash flows from investing activities:
Purchases of property and equipment	(553)	(1,068)
Net cash used in investing activities	(553)	(1,068)

Cash flows from financing activities:
Net repayments under capital lease obligations	(62)	(57)
Net borrowings under line of credit agreements	4,888	1,500
Net cash provided by financing activities	4,826	1,443

Net (decrease) increase in cash and cash equivalents	(1,001)	7,019
Effect of exchange rates on cash	(191)	131
Cash and cash equivalents at beginning of period	6,137	6,654
Cash and cash equivalents at end of period	$4,945	13,804

Supplemental disclosures:
Cash paid for:
Interest	$561	1,054
Income taxes	880	227

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

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.  Management believes that the disclosures made are adequate to ensure that the information presented is not misleading; however, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 28, 2008.  The results for the three month period ended March 29, 2009 are not necessarily indicative of the results of operations that might be expected for the entire year.

2.   ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the significant estimates involved are the collectibility of receivables, the fair value of goodwill and share-based compensation expense, the recoverability of long-lived assets, deferred tax assets and tax uncertainties, accrued workers compensation liabilities and the assessment of litigation and contingencies.  Actual results could differ from those estimates.

3.   NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS 141-R, Business Combinations (“SFAS 141-R”).  This statement is effective for us on December 29, 2008, and applies prospectively to business combinations for which the acquisition date is on or after December 29, 2008.  SFAS 141-R significantly changes the accounting for acquisitions. Some of the major provisions are that acquisition related costs will generally be expensed as incurred, contingent consideration will be recorded at fair value on the acquisition date, with adjustments to certain forms of contingent liabilities impacting the results of operations. The impact that SFAS 141-R will have on our consolidated financial statements will depend on the nature, terms, and size of any such business combinations.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“FAS 160”). FAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under FAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for FAS 160 was December 29, 2008 for the Company. We currently do not have minority interests in our consolidated subsidiaries.

On December 31, 2007, we adopted certain provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies when another standard requires or permits assets or liabilities to be measured at fair value.  Accordingly, SFAS 157 does not require any new fair value measurements. On December 29, 2008, we adopted the remaining provisions of SFAS 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 did not materially impact our consolidated financial statements.

4.   DEBT

Long-term and short-term debt at March 29, 2009 and December 28, 2008, consisted of (in thousands):

	March 29, 2009	December 28, 2008
Convertible Related Party Note, due December 2, 2009	$ 1,778	1,778
Revolving line of credit, due July 24, 2010, with interest payable at prime and/or LIBOR plus a stated percentage with weighted average rates of 2.2% (LIBOR plus 1.50%) at March 29, 2009 and 3.4% (LIBOR plus 1.50%) at December 28, 2008	73,088	68,200

Total long-term and short-term debt	$ 74,866	69,978

Contractual maturities of long-term debt are as follows (in thousands):

2010	$73,088
Total	$73,088

Convertible Related Party Note:  The Company’s 8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”) is convertible into common stock at $1.70 per share (or, in certain circumstances, into a participating preferred stock which in turn would be convertible into common stock at the same effective rate).

Under the terms of the Convertible Note, interest is payable either in cash or in-kind at the Company’s election.  Debt service costs associated with the Convertible Note have been satisfied through additions to principal through December 1, 2008 (the most recent semi-annual interest payment date).  Additional principal is convertible into common stock on the same basis as other amounts outstanding under the Convertible Note, which provides for conversion into common stock at the rate of $1.70 per share.  The Convertible Note may be prepaid in whole or in part, provided that the market value of the Company’s common stock exceeds $2.13 per share for a specified period of time.  The holder has 10 days to convert the Convertible Note following notice of prepayment.  The holder of the Convertible Note is a related party, Fanning CPD Assets, LP, a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds an 82.4% economic interest.  The Company is currently in discussions with the holder of the Convertible Note to potentially extend this obligation beyond its current maturity date of December 2, 2009.  No assurance can be given that the Company will resolve such discussions on a satisfactory basis.  As of the date of the issuance of these consolidated financial statements, the Company had sufficient excess availability under its bank credit facility, based upon the borrowing base as defined in the loan agreement, to fully repay the Convertible Note (see “--Revolving Line of Credit,” below).

Revolving Line of Credit:  At March 29, 2009, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, were parties to a $110.0 million Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.

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

Under the PNC Credit Facility, the Company had outstanding $4.2 million of standby letters of credit, principally as security for the Company’s obligations under its workers compensation insurance policies and had remaining availability of $17.9 million as of March 29, 2009 based upon the borrowing base as defined in the loan agreement.  The Company was in compliance with all financial covenants under the PNC Credit Facility at March 29, 2009.  The Company has had preliminary discussions with PNC to extend the PNC Credit Facility beyond its current maturity date of July 24, 2010.  No assurance can be given that the Company will resolve such discussions on a satisfactory basis.  If we are unable to satisfactorily resolve such discussions with PNC or otherwise find a source of capital to repay or refinance this obligation, we will be unable to repay the PNC Credit Facility at maturity, which would have a material adverse effect on our financial condition.  The credit markets have tightened significantly since the second quarter of 2008.  We cannot predict whether capital will be available to us with interest rates and on terms acceptable to us, if at all, when the PNC Credit Facility matures.

5.   (LOSS) INCOME PER SHARE

Basic (loss) income per common share is computed by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during each period.  Diluted (loss) income per share is computed assuming the exercise of stock options and warrants with exercise prices less than the average market value of the common stock during the period and the conversion of convertible debt and preferred stock into common stock to the extent such conversion assumption is dilutive.  The following represents a reconciliation of the numerators and denominators for the basic and diluted (loss) income per share computations (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2009	March 30, 2008
Basic (loss) income per common share:
Net income	$156	992
Dividends on preferred stock:
Series 2003A	115	115
Series 2003B	10	10
Series 2004A	126	126
	251	251

(Loss) income available to common stockholders	$(95)	741

Weighted average common shares outstanding	17,388	17,388

Basic (loss) income per common share	$(0.01)	0.04

Diluted (loss) income per common share:
(Loss) income available to common stockholders	$(95)	741
Dividends on preferred stock:
Series 2003A	-	115
Series 2003B	-	10
Series 2004A	-	126
	-	251
After tax equivalent of interest expense on 8% Subordinated Convertible Note	-	20
(Loss) income for purposes of computing diluted income per common share	$(95)	1,012

Weighted average common shares outstanding	17,388	17,388
Dilutive stock options	-	147
Assumed conversion of 8% Subordinated Convertible Note	-	974
Assumed conversion of Preferred Stock:
Series 2003A	-	7,989
Series 2003B	-	1,253
Series 2004A	-	4,873
Weighted average common shares outstanding for purposes of computing diluted (loss) income per share	17,388	32,624
Diluted (loss) income per common share	$(0.01)	0.03

In addition, options and warrants to purchase 2.2 million and 1.9 million shares of common stock were outstanding as of the end of the first quarter of 2009 and 2008, respectively, but were not included in the computation of diluted (loss) income per share because their effect would be anti-dilutive.

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

The table below presents information on revenues and operating contribution for each segment for the three months ended March 29, 2009 and March 30, 2008, and items which reconcile segment operating contribution to COMFORCE’s reported income before income taxes (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Net sales of services:
Human Capital Management Services	$90,748	96,009
Staff Augmentation	46,801	53,467
Financial Outsourcing Services	480	734
	$138,029	150,210
Operating contribution:
Human Capital Management Services	$3,189	3,620
Staff Augmentation	3,113	4,638
Financial Outsourcing Services	440	689
	6,742	8,947
Consolidated expenses:
Corporate general and administrative expenses	4,897	4,758
Depreciation and amortization	836	675
Interest and other, net	717	1,722
	6,450	7,155
Income before income taxes	$292	1,792

	At March 29, 2009	At December 28, 2008
Total assets:
Human Capital Management Services	$105,915	113,775
Staff Augmentation	57,202	59,061
Financial Outsourcing Services	7,087	8,941
Corporate	18,894	19,959
	$189,098	201,736

7.   COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008

Net income	$156	992

Foreign currency translation adjustment, net of tax	(49)	166
Total comprehensive income	$107	1,158

8.   ACCRUED EXPENSES

Accrued expenses as of March 29, 2009 and December 28, 2008 consisted of (in thousands):

	March 29, 2009	December 28, 2008

Payroll, payroll taxes and sub-vendor payments	$99,475	106,310
Book overdrafts	4,995	13,497
Other	10,022	11,634
	$114,492	131,441

9.   LITIGATION AND OTHER CONTINGENCIES

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

Contract Contingency:  In 2006, CTS entered into a contract with a United States government agency (the “Agency”) to provide technical, operational and professional services in foreign countries throughout the world for humanitarian purposes.  Persons employed by CTS in the host countries include U.S. nationals, nationals of the host countries (local nationals) and nationals of other countries (third country nationals). The contract provides, generally, that the U.S. government will reimburse the Company for all direct labor properly chargeable to the contract plus fringe benefits, in some cases at specified rates and profit.

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

Overview

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employment related expenses for its employees, including workers compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses.  The Company offers health, dental, 401(k), disability and life insurance to its eligible employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their clients, resulting in significant outstanding receivables.  To the extent the Company grows, these receivables will increase and there will be greater need for borrowing availability under the PNC Credit Facility.  At April 19, 2009, the Company had outstanding $71.1 million principal amount under the PNC Credit Facility with remaining availability of up to $14.9 million, based upon the borrowing base as defined in the loan agreement, to fund operations.  The Company has had preliminary discussions with PNC to extend the PNC Credit Facility beyond its current maturity date of July 24, 2010.  No assurance can be given that the Company will resolve such discussions on a satisfactory basis.  If we are unable to satisfactorily resolve such discussions with PNC or otherwise find a source of capital to repay or refinance this obligation, we will be unable to repay the PNC Credit Facility at maturity, which would have a material adverse effect on our financial condition.  The credit markets have tightened significantly since the second quarter of 2008.  We cannot predict whether capital will be available to us with interest rates and on terms acceptable to us, if at all, when the PNC Credit Facility matures.

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

Recent Developments

Current United States and worldwide economic conditions have resulted in an extraordinary tightening of credit markets.  These economic conditions have been characterized in news reports as a global economic crisis that has been marked by dramatic and rapid shifts in market conditions and government responses, and they have resulted in unprecedented intervention in financial institutions and markets by governments throughout the world.  Although many economists originally characterized this crisis as limited to the subprime mortgage markets, the current adverse conditions have quickly spread to broader financial, manufacturing and labor markets.   As reported by the Bureau of Labor Statistics (U.S. Department of Labor) in a report released April 3, 2009, nonfarm payroll employment continued to decline sharply (by 663,000) in March 2009, with the unemployment rate rising to 8.5% from 8.1% in February 2009.  This report further stated that payroll employment had decreased by 3.3 million over the past five months and described job losses in March 2009 as “large and widespread across the major industry sectors.”  The staffing industry has been significantly and adversely affected by current economic conditions and weak labor markets.

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

Management has been closely monitoring the economic conditions and government responses.  The Company has also implemented new procedures to contain or reduce its expenses.  The impact of the tight credit markets on our interest expense through the first quarter of 2009 was limited, but we expect our interest expense in future periods to increase unless the credit markets improve significantly.  While the current economic conditions did not have a significant impact on our operations through the end of 2008, we have observed a weakening in the labor markets that has resulted in declines in revenues in all segments of our business during the first quarter of 2009 as compared to the comparable 2008 period.  Furthermore, some of our clients have announced reductions in workforce, including contingent labor, which may cause some of the vendors we manage as part of our Human Capital Management Services and RightSourcing Services programs to reduce or discontinue operations, which would further impact our management of these programs.  We continue to experience the impact of these conditions as of the date of this filing.

See “Risk Factors--Global economic conditions have created turmoil in credit and labor markets that could have a significant adverse impact on our operations” in Item 1A of our annual report on Form 10-K.

Results of Operations

Three Months ended March 29, 2009 compared to March 30, 2008

Net sales of services for the three months ended March 29, 2009 were $138.0 million, which represents an 8.1% decrease from the $150.2 million in net sales of services recorded for the three months ended March 30, 2008.  Net sales of services in the Human Capital Management Services segment decreased by $5.3 million, or 5.5% due primarily to a decrease in services provided to existing clients, particularly in the services provided to clients that have been significantly affected by economic conditions.  This decrease in services provided to existing clients was partially offset by an increase of services provided to new clients.  While management believes that over the past decade there has been a historical trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary, the current economic environment has impacted this trend (see “Overview and Recent Developments” in this Item 2).  Management has also observed that, during 2008 and the first quarter of 2009, PrO’s clients generally did not seek to expand the scope of services they engaged PrO to perform.   In the Staff Augmentation segment, net sales of services decreased $6.7 million, or 12.5%, reflecting a decrease in clients’ demand for services across all lines of business in this segment.

Cost of services for the three months ended March 29, 2009 was 85.1% of net sales of services as compared to 84.2% for the three months ended March 30, 2008.  Cost of services as a percentage of net sales of services in the Human Capital Management Services segment for the first three months of 2009 was 87.3% as compared to 87.0% for the first three months of 2008.  In the Staff Augmentation segment, cost of services as a percentage of net sales of services for the first three months of 2009 was 81.7% as compared to 80.1% for the first three months of 2008, principally due to pricing pressures and to lower sales volume to higher margin clients.

Selling, general and administrative expenses as a percentage of net sales of services were 13.6 % for the three months ended March 29, 2009, compared to 13.1% for the three months ended March 30, 2008.  The $845,000 decrease in selling, general and administrative expenses is primarily due to lower personnel costs in the Human Capital Management Services segment principally due to the decrease of net sales of services discussed above.  However, selling, general and administrative expenses as a percentage of net sales of services increased in the first three months of 2009 as compared to the same period in 2008 because net sales declined at a faster rate than these expenses were reduced.

Operating income for the three months ended March 29, 2009 was $1.0 million, or 0.7% of net sales, as compared to operating income of $3.5 million, or 2.3% of net sales, for the three months ended March 30, 2008.  The Company’s operating income for the first three months of 2009 was lower than for the 2008 period principally due to a decrease in net sales of services in the Human Capital Management Services sector and to a decrease in net sales of services and lower gross margins in the Staff Augmentation sector, partially offset by a decrease in selling, general, and administrative expenses discussed above.

The Company’s interest expense was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and, prior to their redemption, the 12% Senior Notes. Interest expense of $644,000 for the first three months of 2009 was lower as compared to the interest expense of $1.4 million for the first three months of 2008.  This decrease in interest expense was principally due to the repurchase and redemption of $11.7 million of the Company’s 12% Senior Notes due December 1, 2010 (the “Senior Notes”) since the end of the first quarter of 2008, and to lower interest rates under the PNC Credit Facility.

Other expense, net, for the three months ended March 29, 2009 of $73,000 compared to $283,000 for the three months ended March 30, 2008, principally consists of losses on foreign currency exchanges.

The income tax provision for the three months ended March 29, 2009 was $136,000 (a rate of 46.6%) on income before income taxes of $292,000.  The income tax provision for the three months ended March 30, 2008 was $800,000 (a rate of 44.6%) on income before income taxes of $1.8 million.

The Company’s total unrecognized tax benefit as of March 29, 2009 was approximately $822,000, which, if recognized, would affect the Company’s effective tax rate.  As of March 29, 2009, the Company had approximately $7,200 of accrued interest and penalties reflected in the tax provision.

Financial Condition, Liquidity and Capital Resources

As described in “Overview and Recent Developments” in this Item 2, management has observed weakening of the labor markets and a tightening of the credit markets coupled with an increase in interest rates.  These conditions, which are interrelated, could affect our liquidity in future periods in a number of ways, including by:

•	decreasing the demand for contingent staff, although the pool of employee candidates should increase;

•	affecting our clients’ ability to timely make payment on our invoices; and

•	increasing our interest expense and, if conditions persist or deteriorate, making it more difficult for us to refinance or extend the PNC Credit Facility at its maturity on July 24, 2010.

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

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employment related expenses for its employees, including workers compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses.  The Company offers health, dental, 401(k), disability and life insurance to its eligible employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, resulting in significant outstanding receivables.  To the extent the Company grows, these receivables will increase and there will be greater need for borrowing availability under the PNC Credit Facility.  At April 19, 2009, the Company had outstanding $71.1 million principal amount under the PNC Credit Facility with remaining availability of up to $14.9 million based upon the borrowing base, as defined under the PNC Credit Facility agreement, to fund operations.

Off-Balance Sheet and Contractual Obligations: As of March 29, 2009, we had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below.  The following table represents contractual commitments associated with operating lease agreements, employment agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2009	2010	2011	2012	Thereafter

Operating Leases	$2,200	$1,837	$1,182	$700	$23
Employment Agreements	741	-	-	-	-
PNC Credit Facility(1)- principal repayments	-	73,088	-	-	-
Convertible Note(1) - principal repayments	1,778	-	-	-	-
Total	$4,719	$74,925	$1,182	$700	$23

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

The Company also had standby letters of credit outstanding under the PNC Credit Facility at March 29, 2009 in the aggregate amount of $4.2 million, principally as security for the Company’s obligations under its workers compensation insurance policies.

As reported in the accompanying cash flow statement, during the first quarter of 2009, our primary source of funds was $4.8 million provided by financing activities, which, as a result of our lower profitability, was less than the $5.3 million used in operating activities.  We also used cash of $553,000 in investing activities due to the purchases of property and equipment.

At March 29, 2009, we had outstanding $73.1 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 2.16% per annum.  At such date, we had remaining availability of up to $17.9 million based upon the borrowing base, as defined in the agreement, under the PNC Credit Facility.

At March 29, 2009, we also had outstanding $1.8 million principal amount of Convertible Notes bearing interest at 8% per annum.

Our Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at March 29, 2009 there were cumulated, unpaid and undeclared dividends of $2.8 million on the Series 2003A Preferred Stock, $212,000 on the Series 2003B Preferred Stock and $2.2 million on the Series 2004A Preferred Stock.  If such dividends and underlying instruments were converted to voting or non-voting common stock, the aggregate amount would equal 15.1 million shares at March 29, 2009 (as compared to 14.3 million shares at March 30, 2008).

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next 12 months.  The Company was in compliance with all covenants under the PNC Credit Facility at March 29, 2009 and expects to remain in compliance for the next 12 months.  The Company has had preliminary discussions with PNC to extend the PNC Credit Facility beyond its current maturity date of July 24, 2010. No assurance can be given that the Company will resolve such discussions on a satisfactory basis.

The Company is currently undergoing audits for certain state and local tax returns.  The results of these audits are not expected to have a material effect upon the results of operations.

In 2006, COMFORCE Technical Services, Inc. (“CTS”) entered into a contract with a United States government agency (the “Agency”) to provide technical, operational and professional services in foreign countries throughout the world for humanitarian purposes.  Persons employed by CTS in the host countries include U.S. nationals, nationals of the host countries (local nationals) and nationals of other countries (third country nationals). The contract provides, generally, that the U.S. government will reimburse the Company for all direct labor properly chargeable to the contract plus fringe benefits, in some cases at specified rates and profit.  Although not anticipated, the amount of foreign payroll taxes and other taxes related to these employees could potentially exceed the amount available to us from our own resources or under the PNC Credit Facility (see note 9).

Critical Accounting Policies and Estimates

As disclosed in the annual report on Form 10-K for the year ended December 28, 2008, the discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates.  Our most critical accounting policies relate to revenue recognition, allowance for doubtful accounts, accrued workers compensation liability, goodwill impairment, and income taxes.  Since December 28, 2008, there have been no changes in our critical accounting policies and no other significant changes to the methods used in the assumptions and estimates related to them.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141-R, Business Combination.  This statement is effective for us on December 29, 2008, and applies prospectively to business combinations for which the acquisition date is on or after December 29, 2008.  SFAS 141-R significantly changes the accounting for acquisitions. Some of the major provisions are that acquisition related costs will generally be expensed as incurred, contingent consideration will be recorded at fair value on the acquisition date, with adjustments to certain forms of contingent liabilities impacting the results of operations. The impact that SFAS 141-R will have on our consolidated financial statements will depend on the nature, terms, and size of any such business combinations.

In December 2007, the FASB issued FAS 160, Noncontrolling Interest in Consolidated Financial Statements. FAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under FAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for FAS 160 was December 29, 2008 for the Company. We currently do not have minority interests in our consolidated subsidiaries.

On December 31, 2007, we adopted certain provisions of SFAS 157, Fair Value Measurement.  SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies when another standard requires or permits assets or liabilities to be measured at fair value.  Accordingly, SFAS 157 does not require any new fair value measurements. On December 29, 2008, we adopted the remaining provisions of SFAS 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 did not materially impact our consolidated financial statements.

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

Factors which may cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements include the following:

•
unfavorable global, national or local economic conditions that cause our clients to defer hiring contingent workers or reduce spending on the human capital management services and staffing that we provide;

•
the current banking crisis has created a tightening of the credit markets coupled with increasing interest rates, which, if these conditions persist or deteriorate, could significantly increase our interest expense and make it more difficult and costly for us to refinance or extend the PNC Credit Facility at its maturity on July 24, 2010;

•	significant increases in the effective rates of any payroll-related costs that we are unable to pass on to our clients;

•	increases in the costs of complying with the complex federal, state and foreign laws and regulations in which we operate, or our inability to comply with these laws and regulations;

•	our inability to collect fees due to the bankruptcy of our clients, including the amount of any wages we have paid to our employees for work performed for these clients;

•	our inability to keep pace with rapid changes in technology in our industry;

•
potential losses relating to the placement of our employees in other workplaces, including our employees’ misuse of client proprietary information, misappropriation of funds, discrimination, harassment, theft of property, accidents, torts or other claims;

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

•	unfavorable press or analysts’ reports concerning our industry or our company could negatively affect the perception investors have of our company and our prospects; or

•	any of the other factors described under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 28, 2008.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under Item 3 has been disclosed in Item 7A of the Company’s annual report on Form 10-K for the year ended December 28, 2008.  Since December 28, 2008, there has been no material change in the Company’s market risks from those reported in the Company’s annual report on Form 10-K for the year ended December 28, 2008.

ITEM 4T.   CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 29, 2009 based upon the procedures required under paragraph (b) of Rule 13a-15 under the Exchange Act.   On the basis of this evaluation, our management has concluded that as of March 29, 2009 our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the three months ended March 29, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Since the date of the filing of the Company’s annual report on Form 10-K for the year ended December 28, 2008, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such Form 10-K.

ITEM 1A.   RISK FACTORS.

Since the date of the filing of the Company’s annual report on Form 10-K for the year ended December 28, 2008, there have been no material changes to the risk factors described under Item 1A in such Form 10-K.

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
Date: May 7, 2009