Form 10-Q
period 2009-06-28
COMFORCE CORP
filed 2009-08-06
CIK 6814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2009
Common Stock, $0.01 par value per share	17,387,646 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

Assets	June 28, 2009	December 28, 2008
Current assets:
Cash and cash equivalents	$5,679	$6,137
Accounts receivable, less allowance of $128 in 2009 and $92 in 2008	119,540	140,763
Funding and service fees receivable, less allowance of $8 in 2009 and $20 in 2008	8,452	8,941
Prepaid expenses and other current assets	3,178	3,014
Deferred income taxes, net	353	353
Total current assets	137,202	159,208

Property and equipment, net	9,582	10,057
Deferred financing costs, net	134	213
Goodwill	32,073	32,073
Other assets, net	93	185
Total assets	$179,084	$201,736

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,182	$2,675
Short-term debt (related party)	1,849	1,778
Accrued expenses	104,832	131,441
Total current liabilities	109,863	135,894

Long-term debt	70,883	68,200
Deferred taxes, net	1,110	1,074
Other liabilities	212	401
Total liabilities	182,068	205,569

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 17,387,643 and 17,387,560 shares issued and outstanding in 2009 and 2008, respectively	174	174
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized; 6,148 shares issued and outstanding at June 28, 2009 and December 28, 2008, with an aggregate liquidation preference of $9,080 at June 28, 2009 and $8,850 at December 28, 2008	4,304	4,304
Series 2003B, 3,500 shares authorized; 513 shares issued and outstanding at June 28, 2009 and December 28, 2008, with an aggregate liquidation preference of $733 at June 28, 2009 and $714 at December 28, 2008	513	513
Series 2004A, 15,000 shares authorized; 6,737 shares issued and outstanding at June 28, 2009 and December 28, 2008, with an aggregate liquidation preference of $9,043 at June 28, 2009 and $8,790 at December 28, 2008	10,264	10,264
Additional paid-in capital	48,452	48,406
Accumulated other comprehensive loss	(473)	(522)
Accumulated deficit	(66,218)	(66,972)

Total stockholders’ deficit	(2,984)	(3,833)

Total liabilities and stockholders’ deficit	$179,084	$201,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Net sales of services	$141,689	$152,756	$279,718	$302,966

Costs and expenses:
Cost of services	121,479	128,365	238,889	254,767
Selling, general and administrative expenses	18,246	19,632	37,020	39,251
Depreciation and amortization	877	738	1,713	1,413
Total costs and expenses	140,602	148,735	277,622	295,431

Operating income	1,087	4,021	2,096	7,535

Other income (expense):
Interest expense	(441)	(1,129)	(1,085)	(2,568)
Loss on debt extinguishment	-	(129)	-	(129)
Other income (expense), net	465	106	392	(177)
	24	(1,152)	(693)	(2,874)

Income before income taxes	1,111	2,869	1,403	4,661
Provision for income taxes	513	1,270	649	2,070
Net income	$598	$1,599	$754	$2,591

Dividends on preferred stock	251	251	502	502

Net income available to common stockholders	$347	$1,348	$252	$2,089

Basic income per common share	$0.02	$0.08	$0.01	$0.12

Diluted income per common share	$0.02	$0.05	$0.01	$0.08

Weighted average common shares outstanding, basic	17,388	17,388	17,388	17,388
Weighted average common shares outstanding, diluted	28,355	32,853	17,401	32,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 28, 2009	June 29, 2008

Cash flows from operating activities:
Net income	$754	$2,591

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	1,713	1,413
Amortization of deferred financing fees	79	91
Net provision (recoveries) for bad debts	24	(27)
Interest expense paid by the issuance of convertible notes	71	66
Loss on repurchase of Senior Notes	-	129
Share-based payment compensation expense	46	65
Changes in assets and liabilities:
Accounts, funding and service fees receivable	22,012	(3,248)
Prepaid expenses and other current assets	(95)	1,513
Accounts payable and accrued expenses	(26,505)	521
Income tax receivable	23	8
Net cash (used in) provided by operating activities	(1,878)	3,122

Cash flows from investing activities:
Purchases of property and equipment	(1,238)	(2,900)
Net cash used in investing activities	(1,238)	(2,900)

Cash flows from financing activities:
Net repayments under capital lease obligations	(125)	(115)
Net borrowings under line of credit agreements	2,683	4,451
Repurchases of Senior Notes	-	(6,563)
Net cash provided by (used in) financing activities	2,558	(2,227)

Net decrease in cash and cash equivalents	(558)	(2,005)
Effect of exchange rates on cash	100	109
Cash and cash equivalents at beginning of period	6,137	6,654
Cash and cash equivalents at end of period	$5,679	$4,758

Supplemental disclosures:
Cash paid for:
Interest	$964	$2,263
Income taxes	933	330

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

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.  Management believes that the disclosures made are adequate to ensure that the information presented is not misleading; however, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 28, 2008.  The results for the three and six month periods ended June 28, 2009 are not necessarily indicative of the results of operations that might be expected for the entire year.  In accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 165, Subsequent Events (see note 4 below), we have evaluated all events or transactions for recognition or disclosure through August 6, 2009, the date the financial statements were issued.

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

3.   SHARE-BASED PAYMENTS

During the second quarter of 2009, the Company recorded $46,200 of compensation expense relating to the granting of stock options, which options immediately vested.  The compensation expense has been recorded within selling, general and administrative expenses.  In addition, the Company recorded an income tax benefit of $21,000 in the accompanying statements of income related to these grants.  For the six months ended June 29, 2008, $65,100 of compensation expense has been recorded within selling, general and administrative expense and the Company has recorded an income tax benefit of $26,000 in the accompanying statements of income for options granted during the second quarter of 2008, which options immediately vested.

The Company estimates the fair value of share-based payments using the Black-Scholes option pricing model.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average grant date fair value of stock options was $0.66 during the six months ended June 28, 2009 and $0.93 during the six months ended June 29, 2008.  In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the six month periods are listed in the table below:

	Six Month Ended
	June 28, 2009	June 29, 2008
Expected dividend yield	0.0%	0.0%
Expected volatility	55.7%	47.2%
Risk-free interest rate	2.93%	3.49%
Expected term (years)	5	5

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

4.   NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141-R, Business Combinations (“SFAS 141-R”).  This statement was adopted on December 29, 2008, and applies prospectively to business combinations for which the acquisition date is on or after December 29, 2008.  SFAS 141-R significantly changes the accounting for acquisitions. Some of the major provisions are that acquisition related costs will generally be expensed as incurred, contingent consideration will be recorded at fair value on the acquisition date, with adjustments to certain forms of contingent liabilities impacting the results of operations. The impact that SFAS 141-R will have on our consolidated financial statements will depend on the nature, terms, and size of any such business combinations, if any.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“FAS 160”). FAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under FAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for FAS 160 was December 29, 2008 for the Company.  We currently do not have minority interests in our consolidated subsidiaries and the adoption of FAS 160 had no impact on our financial position or results of operations.

On December 31, 2007, we adopted certain provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies when another standard requires or permits assets or liabilities to be measured at fair value.  Accordingly, SFAS 157 does not require any new fair value measurements. On December 29, 2008, we adopted the remaining provisions of SFAS 157 as it relates to non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 did not materially impact our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and Accounting Principles Board Opinion No. 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FASB No. 107, Disclosures about the Fair Value of Financial Instruments.  Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009.   The additional disclosures required by FSP 107-1/APB 28-1 are included in note 6 below.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 became effective for the Company as of June 28, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States.   SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  The Company does not expect the adoption of SFAS 168 to have a material effect on the Company’s condensed consolidated financial statements. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

5.   DEBT

Long-term and short-term debt at June 28, 2009 and December 28, 2008, consisted of (in thousands):

	June 28, 2009	December 28, 2008
Convertible Related Party Note, due December 2, 2009	$1,849	$1,778
Revolving line of credit, due July 24, 2010, with interest payable at prime and/or LIBOR plus 1.5% with weighted average rates of 2.0% at June 28, 2009 and 3.4% at December 28, 2008	70,883	68,200

Total long-term and short-term debt	$72,732	$69,978

Contractual maturities of long-term debt are as follows (in thousands):

2010	$70,883
Total	$70,883

Convertible Related Party Note:  The Company’s 8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”) is convertible into common stock at $1.70 per share (or, in certain circumstances, into a participating preferred stock which in turn would be convertible into common stock at the same effective rate).

Under the terms of the Convertible Note, interest is payable either in cash or in-kind at the Company’s election.  Debt service costs associated with the Convertible Note have been satisfied through additions to principal through June 1, 2009 (the most recent semi-annual interest payment date).  Additional principal is convertible into common stock on the same basis as other amounts outstanding under the Convertible Note, which provides for conversion into common stock at the rate of $1.70 per share.  As a result of its election to pay interest in-kind under the Convertible Note, the Company recognized beneficial conversion features of $14,000 during 2008, which resulted in an increase in deferred financing costs and paid-in capital.  There were no beneficial conversion features recorded in 2009 since the conversion price of $1.70 was greater than the closing price on the in-kind interest payment date.  The Convertible Note may be prepaid in whole or in part, provided that the market value of the Company’s common stock exceeds $2.13 per share for a specified period of time.  The holder has 10 days to convert the Convertible Note following notice of prepayment.  The holder of the Convertible Note is a related party, Fanning CPD Assets, LP, a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds an 82.4% economic interest.

Revolving Line of Credit:  At June 28, 2009, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, were parties to a $110.0 million Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.

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

Under the PNC Credit Facility, the Company had outstanding $4.2 million of standby letters of credit, principally as security for the Company’s obligations under its workers compensation insurance policies and had remaining availability of $15.1 million as of June 28, 2009 based upon the borrowing base as defined in the loan agreement.  The Company was in compliance with all financial covenants under the PNC Credit Facility at June 28, 2009.  The Company has had discussions with PNC to extend the PNC Credit Facility beyond its current maturity date of July 24, 2010.  No assurance can be given that the Company will resolve such discussions on a satisfactory basis.  If we are unable to satisfactorily resolve such discussions with PNC or otherwise find a source of capital to repay or refinance this obligation, we will be unable to repay the PNC Credit Facility at maturity, which would have a material adverse effect on our financial condition.  The credit markets have tightened significantly since the second quarter of 2008, and we expect our borrowing costs to increase in future periods.  We cannot predict whether capital will be available to us with interest rates and on terms acceptable to us, if at all, when the PNC Credit Facility matures.

6.   FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of cash equivalents, accounts receivable, funding and service fees receivable, accounts payable and accrued expenses are believed to approximate fair value due to the short-term maturity of these financial instruments.  The carrying amounts of the Company’s revolving line of credit obligations is believed to approximate its fair value since the interest rate fluctuates with market changes in interest rates and to the relative short-term maturity date (see note 5 above).

The Company’s remaining fixed rate debt obligations are not traded, and their fair value may fluctuate significantly due to changes in the demand for securities of their type, the overall level of interest rates, conditions in the high yield capital markets, and perceptions as to the Company’s condition and prospects.  After giving consideration to similar debt issues, and other market information, the Company believes that its remaining outstanding fixed rate debt instruments, being $1.8 million outstanding principal amount of its 8% Convertible Subordinated Notes, had an approximate fair value of $1.8 million at June 28, 2009.

7.   INCOME PER SHARE

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

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Basic income per common share:
Net income	$598	$1,599	$754	$2,591
Dividends on preferred stock:
Series 2003A	115	115	230	230
Series 2003B	10	10	19	19
Series 2004A	126	126	253	253
	251	251	502	502
Income available to common stockholders	$347	$1,348	$252	$2,089
Weighted average common shares outstanding	17,388	17,388	17,388	17,388

Basic income per common share	$0.02	$0.08	$0.01	$0.12

Diluted income per common share:
Income available to common stockholders	$347	$1,348	$252	$2,089
Dividends on preferred stock:
Series 2003A	115	115	-	230
Series 2003B	10	10	-	19
Series 2004A	-	126	-	253
	125	251	-	502
After tax equivalent of interest expense on 8% Subordinated Convertible Note	20	20	-	40

Income for purposes of computing diluted income per common share	$492	$1,619	$252	$2,631

Weighted average common shares outstanding	17,388	17,388	17,388	17,388
Dilutive stock options	13	155	13	151

Assumed conversion of 8% Subordinated Convertible Note	1,074	993	-	974
Assumed conversion of Preferred Stock:
Series 2003A	8,538	8,099	-	7,989
Series 2003B	1,342	1,271	-	1,253
Series 2004A	-	4,947	-	4,873
Weighted average common shares outstanding for purposes of computing diluted income per share	28,355	32,853	17,401	32,628
Diluted income per common share	$0.02	$0.05	$0.01	$0.08

In addition, options and warrants to purchase 2.1 million and 1.4 million shares of common stock were outstanding as of the end of the second quarter of 2009 and 2008, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

8.   INDUSTRY SEGMENT INFORMATION

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

The table below presents information on revenues and operating contribution for each segment for the three and six months ended June 28, 2009 and June 29, 2008, and items which reconcile segment operating contribution to COMFORCE’s reported income before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales of services:
Human Capital Management Services	$97,361	$97,280	$188,109	$193,289
Staff Augmentation	43,829	54,576	90,630	108,043
Financial Outsourcing Services	499	900	979	1,634
	$141,689	$152,756	$279,718	$302,966
Operating contribution:
Human Capital Management Services	$3,926	$4,086	$7,115	$7,706
Staff Augmentation	2,198	4,916	5,311	9,554
Financial Outsourcing Services	479	844	919	1,533
	6,603	9,846	13,345	18,793
Consolidated expenses:
Corporate general and administrative expenses	4,639	5,087	9,536	9,845
Depreciation and amortization	877	738	1,713	1,413
Interest expense	441	1,129	1,085	2,568
Other (income) expense, net	(465)	(106)	(392)	177
Loss on debt extinguishment	-	129	-	129
	5,492	6,977	11,942	14,132
Income before income taxes	$1,111	$2,869	$1,403	$4,661

	At June 28, 2009	At December 28, 2008
Total assets:
Human Capital Management Services	$99,893	$113,775
Staff Augmentation	51,720	59,061
Financial Outsourcing Services	8,452	8,941
Corporate	19,019	19,959
	$179,084	$201,736

9.   COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Net income	$598	$1,599	$754	$2,591

Foreign currency translation adjustment, net of tax	98	(67)	49	99
Total comprehensive income	$696	$1,532	$803	$2,690

10.   ACCRUED EXPENSES

Accrued expenses as of June 28, 2009 and December 28, 2008 consisted of (in thousands):

	June 28, 2009	December 28, 2008
Payroll, payroll taxes and sub-vendor payments	$88,472	$106,310
Book overdrafts	6,192	13,497
Other	10,168	11,634
	$104,832	$131,441

11.   LITIGATION AND OTHER CONTINGENCIES

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

CTS requested that its insurance carriers defend it in these actions, and the carrier under the primary policy appointed counsel and has defended CTS in these actions.  As of June 2007, CTS settled with 17 of the 19 plaintiffs, in each case within the limits of its primary policy, except as described below.  With the settlements, the limits under the primary policy have been reached.  The umbrella insurance carrier for CTS had previously denied the claims of CTS for coverage, claiming that the matter was within the policy exclusions.  As of February 2009 one of the two remaining matters was settled when one plaintiff discontinued its pursuit of an appeal of a prior settlement and announced it would accept its allocated portion of a prior settlement.  In July 2009, CTS reached an oral agreement in principle to settle with the final plaintiff, Mountain Cascade, Inc.   Under the arrangements reached with the umbrella insurance carrier, the Company agreed to bear $325,000 of expenses associated with these matters and accrued this amount as an expense in the June 28, 2009 financial statements.

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

State Tax Audit:  The Company is currently undergoing a state tax examination related to certain business taxes.  The current state tax examination is ongoing and the Company has vigorously defended its filed tax return positions, which it continues to believe are proper and supportable and, to date, the state has not proposed any tax audit adjustments.  The Company has, however, incurred significant professional costs responding to the state examiners in connection this examination over a period of approximately five years and has decided to seek to end the examination by proposing settlement terms.  While the ultimate resolution of this examination is uncertain, the Company has recorded an additional accrual in cost of services in connection with this matter in the second quarter of 2009 of approximately $920,000.  Such accrual was based upon the fact that the settlement offer now represents a probable and estimable liability, which was recorded based on the lowest end within a range of amounts as no amount within such range was more probable than any other in accordance with FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss (“FIN 14”).  If the Company is unable to resolve this matter on terms it deems satisfactory, it intends to continue to vigorously defend its position.  The ultimate resolution of this matter could result in additional impact to the Company's financial position, results of operations or cash flows, which impact could be material.

Other Matters:  The Company is also a party to contract and employment-related litigation matters, and audits of state and local tax returns arising in the ordinary course of its business.  In the opinion of Management, the aggregate liability, if any, with respect to such matters will not materially adversely affect our financial position, results of operations, or cash flows.  The Company expenses legal costs associated with contingencies when incurred.  The Company maintains general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional/medical malpractice insurance, fiduciary insurance, and directors’ and officers’ liability insurance for domestic and foreign operations as management deems appropriate and prudent. The Company is generally self-insured with respect to workers compensation, but maintains excess workers compensation coverage to limit its maximum exposure to such claims.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below supplements the information found in the audited consolidated financial statements and related notes of COMFORCE Corporation (“COMFORCE”) and its wholly-owned subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”).

Overview

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employment related expenses for its employees, including workers compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses.  The Company offers health, dental, 401(k), disability and life insurance to its eligible employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their clients, resulting in significant outstanding receivables.  To the extent the Company grows, these receivables will increase and there will be greater need for borrowing availability under the PNC Credit Facility.  At July 19, 2009, the Company had outstanding $64.6 million principal amount under the PNC Credit Facility with remaining availability of up to $15.8 million, based upon the borrowing base as defined in the loan agreement, to fund operations.  The Company has had discussions with PNC to extend the PNC Credit Facility beyond its current maturity date of July 24, 2010.  No assurance can be given that the Company will resolve such discussions on a satisfactory basis.  If we are unable to satisfactorily resolve such discussions with PNC or otherwise find a source of capital to repay or refinance this obligation, we will be unable to repay the PNC Credit Facility at maturity, which would have a material adverse effect on our financial condition.  The credit markets have tightened significantly since the second quarter of 2008, and, based on our discussions to date with PNC and other potential lenders, we expect that there will be a significant increase in borrowing costs under any extended or new credit facility.  We cannot predict whether capital will be available to us with interest rates and on terms acceptable to us, if at all, when the PNC Credit Facility matures.

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

Recent Developments

Current United States and worldwide economic conditions have resulted in an extraordinary tightening of credit markets.  These economic conditions have been characterized in news reports as a global economic crisis that has been marked by dramatic and rapid shifts in market conditions and government responses, and they have resulted in unprecedented intervention in financial institutions and markets by governments throughout the world.  Although many economists originally characterized this crisis as limited to the subprime mortgage markets, the current adverse conditions have quickly spread to broader financial, manufacturing and labor markets.   As reported by the Bureau of Labor Statistics (U.S. Department of Labor) in a report released July 2, 2009, nonfarm payroll employment continued to decline (by 467,000) in June 2009, with the unemployment rate rising to 9.5% from 8.5% in March 2009.  This report further stated that payroll employment had decreased by 7.2 million since the start of the recession in December 2007, and the unemployment rate has risen by 4.6% since that time.  The staffing industry has been significantly and adversely affected by current economic conditions and weak labor markets.

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

Management has been closely monitoring the economic conditions and government responses.  The Company has also implemented new procedures to contain or reduce its expenses.  The impact of the tight credit markets on our interest expense through the second quarter of 2009 was limited, but we expect our interest expense in future periods to increase unless the credit markets improve significantly.  While the current economic conditions did not have a significant impact on our operations through the end of 2008, we have observed a weakening in the labor markets that has resulted in declines in revenues in all segments of our business during first six months of 2009 as compared to the same period in 2008.  Furthermore, some of our clients have announced reductions in workforce, including contingent labor, which may cause some of the vendors we manage as part of our Human Capital Management Services and RightSourcing Services programs to reduce or discontinue operations, which would further impact our management of these programs.  We continue to experience the impact of these conditions as of the date of this filing.

See “Risk Factors--Global economic conditions have created turmoil in credit and labor markets that could have a significant adverse impact on our operations” in Item 1A of our annual report on Form 10-K.

Results of Operations

Three Months ended June 28, 2009 compared to June 29, 2008

Net sales of services for the three months ended June 28, 2009 were $141.7 million, which represents a 7.2% decrease from the $152.8 million in net sales of services recorded for the three months ended June 29, 2008.  Net sales of services in the Human Capital Management Services segment increased by $81,000  or 0.1% due primarily to the addition of new clients, partially offset by a decrease in services provided to existing clients, particularly in the services provided to clients that have been significantly affected by economic conditions.  While management believes that over the past decade there has been a historical trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary, the current economic environment has impacted this trend (see “Overview and Recent Developments” in this Item 2).  In the Staff Augmentation segment, net sales of services decreased $10.7 million, or 19.7%, reflecting a decrease in clients’ demand for services in this segment.  Net sales of services in the Financial Outsourcing Services segment decreased $401,000, or 44.6%, due to a reduction of clients it services and reduced volume at existing clients.

Cost of services for the three months ended June 28, 2009 was 85.7% of net sales of services as compared to 84.0% for the three months ended June 29, 2008.  This increase in cost of services as a percentage of net sales is primarily a result of pricing pressures, lower sales volume on higher margin services and less favorable workers compensation claim experience in the second quarter of 2009 compared to the same period in 2008.  In addition, the  Company recorded an additional accrual in the second quarter of 2009 related to a state tax examination (see note 11 to our condensed consolidated financial statements).  Cost of services as a percentage of net sales of services in the Human Capital Management Services segment for the three months ended June 28, 2009 was 87.6% as compared to 86.8% for the same period in 2008.  In the Staff Augmentation segment, cost of services as a percentage of net sales of services for the second quarter of 2009 was 82.7% as compared to 80.4% for the second quarter of 2008.

Selling, general and administrative expenses as a percentage of net sales of services were 12.9% for the three months ended June 28, 2009, compared to 12.9% for the three months ended June 29, 2008.  The $1.4 million decrease in selling, general and administrative expenses is primarily due to lower personnel costs in the Human Capital Management Services and Staff Augmentation segments and lower corporate expenses, principally as a result of the decrease of net sales of services discussed.  This decrease was partially offset by the $325,000 litigation settlement relating to the Pipeline case (see note 11 to our condensed consolidated financial statements).  Due to lower sales, as discussed above, management has and continues to undertake initiatives to reduce selling, general and administrative expenses and has been successful in controlling costs as sales decreased.

Operating income for the three months ended June 28, 2009 was $1.1 million, or 0.8% of net sales, as compared to operating income of $4.0 million, or 2.6% of net sales, for the three months ended June 29, 2008.  The Company’s operating income as a percentage of sales for the second quarter of 2009 was lower than for the 2008 period principally due to the increase in cost of services discussed above, partially offset by the decrease in selling, general, and administrative expenses discussed above.

The Company’s interest expense was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and, prior to their redemption, the 12% Senior Notes. Interest expense of $441,000 for the second quarter of 2009 was lower as compared to the interest expense of $1.1 million for the second quarter of 2008.  This decrease in interest expense was principally due to the repurchase and redemption of $11.7 million of the Company’s 12% Senior Notes due December 1, 2010 (the “Senior Notes”) in 2008, and to significantly lower interest rates under the PNC Credit Facility.

The Company recognized a loss on debt extinguishment for the three months ended June 29, 2008 of $129,000, including the write-off of $64,000 of deferred financing costs, as a result of the repurchase of $6.5 million of Senior Notes.

Other income, net, for the three months ended June 28, 2009 of $465,000 compared to $106,000 for the three months ended June 29, 2008, principally consists of gains on foreign currency exchanges.

The income tax provision for the three months ended June 28, 2009 was $513,000 (a rate of 46.2%) on income before income taxes of $1.1 million.  The income tax provision for the three months ended June 29, 2008 was $1.3 million (a rate of 44.3%) on income before income taxes of $2.9 million.

The Company’s total unrecognized tax benefit as of June 28, 2009 was approximately $828,000, which, if recognized, would affect the Company’s effective tax rate.  For the three months ended June 28, 2009, the Company had approximately $9,200 of accrued interest and penalties reflected in the tax provision.

Six Months ended June 28, 2009 compared to June 29, 2008

Net sales of services for the six months ended June 28, 2009 were $279.7 million, which represents a 7.7% decrease from the $303.0 million in net sales of services recorded for the six months ended June 29, 2008.  Net sales of services in the Human Capital Management Services segment decreased by $5.2 million, or 2.7% due primarily to a decrease in services provided to existing clients, particularly in the services provided to clients that have been significantly affected by economic conditions.  This decrease in services provided to existing clients was partially offset by an increase of services provided to new clients.  While management believes that over the past decade there has been a historical trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary, the current economic environment has impacted this trend (see “Overview and Recent Developments” in this Item 2).  Management has also observed that, during 2008 and the first half of 2009, PrO’s clients generally did not seek to expand the scope of services they engaged PrO to perform.   In the Staff Augmentation segment, net sales of services decreased $17.4 million, or 16.1%, reflecting a decrease in clients’ demand for services in this segment.  Net sales of services in the Financial Outsourcing Services segment decreased $655,000, or 40.1%, due to a reduction of clients it services and reduced volume at existing clients.

Cost of services for the six months ended June 28, 2009 was 85.4% of net sales of services as compared to 84.1% for the six months ended June 29, 2008.  This increase in cost of services as a percentage of net sales is primarily a result of pricing pressures, lower sales volume on higher margin services and less favorable workers compensation claim experience in the first six months of 2009 compared to the same period in 2008.  In addition, the Company recorded an additional accrual in the second quarter of 2009 related to a state tax examination (see note 11 to our condensed consolidated financial statements).  Cost of services as a percentage of net sales of services in the Human Capital Management Services segment for the six months ended June 28, 2009 was 87.4% as compared to 86.9% for the same period in 2008.  In the Staff Augmentation segment, cost of services as a percentage of net sales of services for the first six months of 2009 was 82.2% as compared to 80.3% for the first six months of 2008.

Selling, general and administrative expenses as a percentage of net sales of services were 13.2% for the six months ended June 28, 2009, compared to 13.0% for the six months ended June 29, 2008.  The $2.2 million decrease in selling, general and administrative expenses is primarily due to lower personnel costs in the Human Capital Management Services and Staff Augmentation segments and lower corporate expenses, principally as a result of the decrease of net sales of services discussed above.  However, selling, general and administrative expenses as a percentage of net sales of services increased slightly in the first six months of 2009 as compared to the same period in 2008 because net sales declined at a faster rate than these expenses were reduced.

Operating income for the six months ended June 28, 2009 was $2.1 million, or 0.7% of net sales, as compared to operating income of $7.5 million, or 2.5% of net sales, for the six months ended June 29, 2008.  The Company’s operating income as a percentage of sales for the first six months of 2009 was lower than for the 2008 period principally due to the increase in cost of services discussed above, partially offset by the decrease in selling, general, and administrative expenses discussed above.

The Company’s interest expense was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and, prior to their redemption, the 12% Senior Notes. Interest expense of $1.1 million for the first six months of 2009 was lower as compared to the interest expense of $2.6 million for the first six months of 2008.  This decrease in interest expense was principally due to the repurchase and redemption of $11.7 million of the Company’s 12% Senior Notes due December 1, 2010 (the “Senior Notes”) in 2008, and to lower interest rates under the PNC Credit Facility.

The Company recognized a loss on debt extinguishment for the six months ended June 29, 2008 of $129,000, including the write-off of $64,000 of deferred financing costs, as a result of the repurchase of $6.5 million of Senior Notes.

Other income, net, for the six months ended June 28, 2009 of $392,000 compared to other expense, net of $177,000 for the six months ended June 29, 2008, principally consists of gains and losses, respectively, on foreign currency exchanges.

The income tax provision for the six months ended June 28, 2009 was $649,000 (a rate of 46.3%) on income before income taxes of $1.4 million.  The income tax provision for the six months ended June 29, 2008 was $2.1 million (a rate of 44.4%) on income before income taxes of $4.7 million.

The Company’s total unrecognized tax benefit as of June 28, 2009 was approximately $828,000, which, if recognized, would affect the Company’s effective tax rate.  For the six months ended June 28, 2009, the Company had approximately $16,500 of accrued interest and penalties reflected in the tax provision.

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

Staffing personnel placed by the Company are employees of the Company. The Company is responsible for employment related expenses for its employees, including workers compensation, unemployment compensation insurance, Medicare and Social Security taxes and general payroll expenses.  The Company offers health, dental, 401(k), disability and life insurance to its eligible employees. Staffing and consulting companies, including the Company, typically pay their billable employees for their services before receiving payment from their customers, resulting in significant outstanding receivables.  To the extent the Company grows, these receivables will increase and there will be greater need for borrowing availability under the PNC Credit Facility.  At July 19, 2009, the Company had outstanding $64.6 million principal amount under the PNC Credit Facility with remaining availability of up to $15.8 million based upon the borrowing base, as defined under the PNC Credit Facility agreement, to fund operations.

Off-Balance Sheet and Contractual Obligations: As of June 28, 2009, we had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below.  The following table represents contractual commitments associated with operating lease agreements, employment agreements and principal repayments on debt obligations (excluding interest):

	Payments due by fiscal year (in thousands)
	2009	2010	2011	2012	Thereafter
Operating Leases	$1,491	$1,873	$1,181	$699	$22
Employment Agreements	494	-	-	-	-
PNC Credit Facility(1)- principal repayments	-	70,883	-	-	-
Convertible Note(1) - principal repayments	1,849	-	-	-	-
Total	$3,834	$72,756	$1,181	$699	$22

(1) See note 5 to our condensed consolidated financial statements.

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

The Company also had standby letters of credit outstanding under the PNC Credit Facility at June 28, 2009 in the aggregate amount of $4.2 million, principally as security for the Company’s obligations under its workers compensation insurance policies.

As reported in the accompanying cash flow statement, during the first half of 2009, our primary source of funds was $2.6 million provided by financing activities, which, as a result of our lower profitability, was less than the $1.9 million used in operating activities.  We also used cash of $1.2 million in investing activities due to the purchases of property and equipment.

At June 28, 2009, we had outstanding $70.9 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 2.0% per annum.  At such date, we had remaining availability of up to $15.1 million based upon the borrowing base, as defined in the agreement, under the PNC Credit Facility.

At June 28, 2009, we also had outstanding $1.8 million principal amount of Convertible Notes bearing interest at 8% per annum.

Our Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at June 28, 2009 there were cumulated, unpaid and undeclared dividends of $2.9 million on the Series 2003A Preferred Stock, $221,000 on the Series 2003B Preferred Stock and $2.3 million on the Series 2004A Preferred Stock.  If such dividends and underlying instruments were converted to voting or non-voting common stock, the aggregate amount would equal 15.3 million shares at June 28, 2009 (as compared to 14.5 million shares at June 29, 2008).

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next 12 months.  The Company was in compliance with all covenants under the PNC Credit Facility at June 28, 2009 and expects to remain in compliance for the next 12 months.  The Company has had discussions with PNC to extend the PNC Credit Facility beyond its current maturity date of July 24, 2010. No assurance can be given that the Company will resolve such discussions on a satisfactory basis.

The Company is currently undergoing audits for certain state and local tax returns, including the state tax examination related to certain business taxes described in note 11 to our condensed consolidated financial statements for which the Company has recorded an additional accrual in the second quarter of 2009.   Except for the examination described in note 11, the results of these audits are not expected to have a material effect upon the Company’s results of operations.

In 2006, COMFORCE Technical Services, Inc. (“CTS”) entered into a contract with a United States government agency (the “Agency”) to provide technical, operational and professional services in foreign countries throughout the world for humanitarian purposes.  Persons employed by CTS in the host countries include U.S. nationals, nationals of the host countries (local nationals) and nationals of other countries (third country nationals). The contract provides, generally, that the U.S. government will reimburse the Company for all direct labor properly chargeable to the contract plus fringe benefits, in some cases at specified rates and profit.  Although not anticipated, the amount of foreign payroll taxes and other taxes related to these employees could potentially exceed the amount available to us from our own resources or under the PNC Credit Facility (see note 11 to our condensed consolidated financial statements).

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141-R, Business Combinations (“SFAS 141-R”).  This statement was adopted on December 29, 2008, and applies prospectively to business combinations for which the acquisition date is on or after December 29, 2008.  SFAS 141-R significantly changes the accounting for acquisitions. Some of the major provisions are that acquisition related costs will generally be expensed as incurred, contingent consideration will be recorded at fair value on the acquisition date, with adjustments to certain forms of contingent liabilities impacting the results of operations. The impact that SFAS 141-R will have on our consolidated financial statements will depend on the nature, terms, and size of any such business combinations, if any.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“FAS 160”). FAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under FAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for FAS 160 was December 29, 2008 for the Company.  We currently do not have minority interests in our consolidated subsidiaries and the adoption of FAS 160 had no impact on our financial position or results of operations.

On December 31, 2007, we adopted certain provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies when another standard requires or permits assets or liabilities to be measured at fair value.  Accordingly, SFAS 157 does not require any new fair value measurements. On December 29, 2008, we adopted the remaining provisions of SFAS 157 as it relates to non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 did not materially impact our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and Accounting Principles Board Opinion No. 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FASB No. 107, Disclosures about the Fair Value of Financial Instruments.  Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009.   The additional disclosures required by FSP 107-1/APB 28-1 are included in note 6 below.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 became effective for the Company as of June 28, 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States.   SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  The Company does not expect the adoption of SFAS 168 to have a material effect on the Company’s condensed consolidated financial statements. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

•
the current economic crisis has created a tightening of the credit markets coupled with increasing interest rates, which, if these conditions persist or deteriorate, could significantly increase our interest expense and make it more difficult and costly for us to refinance or extend the PNC Credit Facility at its maturity on July 24, 2010;

•
in the current economic climate, some state taxing authorities are more strictly interpreting business tax laws and regulations and more aggressively seeking to enforce these laws and regulations to address shortfalls in state tax revenues;

•
increases in the effective rates of any payroll-related costs or business taxes that we are unable to pass on to or recover from our clients, particularly in a climate of heightened competitive pressure;

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 28, 2009, we had $70.9 million outstanding under the PNC Credit Facility bearing variable rate interest at the weighted average rate of 2.0% per annum as compared to $68.2 million outstanding at December 28,

2008 at a weighted average rate of 3.4% per annum.  Despite the turmoil in the U.S. and global credit markets, we have experienced a reduced weighted average rate for borrowings under the PNC Credit Facility due to a reduction in LIBOR.  Assuming an immediate 100% increase in the weighted average interest rate of 2.0% on variable rate obligations of $70.9 million, the impact to the Company in annualized interest expense would be approximately $1.4 million.

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

A portion of the Company’s borrowings are fixed rate obligations, including $1.8 million principal amount of Convertible Notes bearing interest at a fixed rate of 8% per annum.  The estimated fair value of these debt obligations at June 28, 2009 was $1.8 million for the Convertible Notes.  Management of the Company does not believe that a 25% increase in interest rates would have a material impact on the fair value of these fixed rate obligations.

ITEM 4T.   CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 28, 2009 based upon the procedures required under paragraph (b) of Rule 13a-15 under the Exchange Act.   On the basis of this evaluation, our management has concluded that as of June 28, 2009 our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the six months ended June 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Since the date of the filing of the Company’s annual report on Form 10-K for the year ended December 28, 2008, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such Form 10-K, except as follows:

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

CTS requested that its insurance carriers defend it in these actions, and the carrier under the primary policy appointed counsel and has defended CTS in these actions.  As of June 2007, CTS settled with 17 of the 19 plaintiffs, in each case within the limits of its primary policy, except as described below.  With the settlements, the limits under the primary policy have been reached.  The umbrella insurance carrier for CTS had previously denied the claims of CTS for coverage, claiming that the matter was within the policy exclusions.  As of February 2009 one of the two remaining matters was settled when one plaintiff discontinued its pursuit of an appeal of a prior settlement and announced it would accept its allocated portion of a prior settlement.  In July 2009, CTS reached an oral agreement in principle to settle with the final plaintiff, Mountain Cascade, Inc.  Under the arrangements reached with the umbrella insurance carrier, the Company agreed to bear $325,000 of expenses associated with these matters and has accrued this amount as an expense in the June 28, 2009 financial statements.

State Tax Audit:  The Company is currently undergoing a state tax examination related to certain business taxes.  The current state tax examination is ongoing and the Company has vigorously defended its filed tax return positions, which it continues to believe are proper and supportable and, to date, the state has not proposed any tax audit adjustments.  The Company has, however, incurred significant professional costs responding to the state examiners in connection this examination over a period of approximately five years and has decided to seek to end the examination by proposing settlement terms.  While the ultimate resolution of this examination is uncertain, the Company has recorded an additional accrual in cost of services in connection with this matter in the second quarter of 2009 of approximately $920,000.  Such accrual was based upon the fact that the settlement offer now represents a probable and estimable liability, which was recorded based on the lowest end within a range of amounts as no amount within such range was more probable than any other in accordance with FIN 14.  If the Company is unable to resolve this matter on terms it deems satisfactory, it intends to continue to vigorously defend its position.  The ultimate resolution of this matter could result in additional impact to the Company's financial position, results of operations or cash flows, which impact could be material.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 10, 2009, the annual meeting of the stockholders of the Company was held.  At this meeting, the stockholders voted (1) to elect directors for a term of one year, and (2) to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 27, 2009.

In the election of directors, the following individuals were elected to the board of directors upon the vote shown below.

Nominee	For	Withheld
John C. Fanning	13,872,992	228,648
Harry V. Maccarrone	13,843,104	258,536
Rosemary Maniscalco	13,878,092	223,548
Kenneth J. Daley	13,868,270	233,370
Daniel Raynor	13,869,117	232,523
Gordon Robinett	13,845,465	256,175
Pierce J. Flynn	13,868,262	233,378

The proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm was approved.   The votes were cast as follows:

For	Against	Abstentions
14,034,928	47,993	18,717

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

31.1	Rule 13a-14(a) certification of chief executive officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) certification of chief financial officer in accordance with section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of chief executive officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of chief financial officer in accordance with section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMFORCE Corporation

/s/ Harry V. Maccarrone
Harry V. Maccarrone
Executive Vice President and Chief Financial Officer
Date: August 6, 2009