Form 10-Q
period 2009-09-27
COMFORCE CORP
filed 2009-11-05
CIK 6814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2009
Common Stock, $0.01 par value per share	17,387,657 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

Assets	September 27, 2009	December 28, 2008
Current assets:
Cash and cash equivalents	$3,819	$6,137
Accounts receivable, less allowance of $128 in 2009 and $92 in 2008	121,516	140,763
Funding and service fees receivable, less allowance of $8 in 2009 and $20 in 2008	7,877	8,941
Prepaid expenses and other current assets	3,252	3,014
Deferred income taxes, net	353	353
Total current assets	136,817	159,208

Property and equipment, net	9,183	10,057
Deferred financing costs, net	96	213
Goodwill	32,073	32,073
Other assets, net	85	185
Total assets	$178,254	$201,736

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,362	$2,675
Short-term debt (related party)	1,849	1,778
Accrued expenses	107,226	131,441
Total current liabilities	113,437	135,894

Long-term debt	65,198	68,200
Deferred taxes, net	1,205	1,074
Other liabilities	190	401
Total liabilities	180,030	205,569

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 17,387,649 and 17,387,560 shares issued and outstanding in 2009 and 2008, respectively	174	174
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized; 6,148 shares issued and outstanding at September 27, 2009 and December 28, 2008, with an aggregate liquidation preference of $9,195 at September 27, 2009 and $8,850 at December 28, 2008	4,304	4,304
Series 2003B, 3,500 shares authorized; 513 shares issued and outstanding at September 27, 2009 and December 28, 2008, with an aggregate liquidation preference of $743 at September 27, 2009 and $714 at December 28, 2008	513	513
Series 2004A, 15,000 shares authorized; 6,737 shares issued and outstanding at September 27, 2009 and December 28, 2008, with an aggregate liquidation preference of $9,170 at September 27, 2009 and $8,790 at December 28, 2008	10,264	10,264
Additional paid-in capital	48,458	48,406
Accumulated other comprehensive loss	(327)	(522)
Accumulated deficit	(65,162)	(66,972)

Total stockholders’ deficit	(1,776)	(3,833)

Total liabilities and stockholders’ deficit	$178,254	$201,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Net sales of services	$139,710	$149,435	$419,428	$452,401

Costs and expenses:
Cost of services	119,762	125,884	358,651	380,651
Selling, general and administrative expenses	16,405	18,727	53,425	57,978
Depreciation and amortization	920	824	2,633	2,237
Total costs and expenses	137,087	145,435	414,709	440,866

Operating income	2,623	4,000	4,719	11,535

Other (expense) income:
Interest expense	(398)	(963)	(1,483)	(3,531)
Loss on debt extinguishment	-	(149)	-	(278)
Other (expense) income, net	(286)	(445)	106	(622)
	(684)	(1,557)	(1,377)	(4,431)

Income before income taxes	1,939	2,443	3,342	7,104
Provision for income taxes	883	1,096	1,532	3,166
Net income	$1,056	$1,347	$1,810	$3,938

Dividends on preferred stock	252	252	754	754

Net income available to common stockholders	$804	$1,095	$1,056	$3,184

Basic income per common share	$0.05	$0.06	$0.06	$0.18

Diluted income per common share	$0.03	$0.04	$0.05	$0.12

Weighted average common shares outstanding, basic	17,388	17,388	17,388	17,388
Weighted average common shares outstanding, diluted	33,834	33,021	28,209	32,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 27, 2009	September 28, 2008
Cash flows from operating activities:
Net income	$1,810	$3,938

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,633	2,237
Amortization of deferred financing fees	118	134
Net provision (recoveries) for bad debts	24	(1)
Deferred income taxes	-	(31)
Interest expense paid by the issuance of convertible notes	71	66
Loss on repurchase of Senior Notes	-	278
Share-based payment compensation expense	46	65
Changes in assets and liabilities:
Accounts, funding and service fees receivable	20,527	(4,496)
Prepaid expenses and other current assets	(161)	1,053
Accounts payable and accrued expenses	(22,555)	8,429
Income tax receivable	23	(2)
Net cash provided by operating activities	2,536	11,670

Cash flows from investing activities:
Purchases of property and equipment	(1,759)	(4,713)
Net cash used in investing activities	(1,759)	(4,713)

Cash flows from financing activities:
Net repayments under capital lease obligations	(189)	(175)
Net (repayments) borrowings under line of credit agreements	(3,002)	9,377
Repurchases of Senior Notes	-	(11,884)
Debt financing costs	(1)	-
Net cash used in financing activities	(3,192)	(2,682)

Net (decrease) increase in cash and cash equivalents	(2,415)	4,275
Effect of exchange rates on cash	97	116
Cash and cash equivalents at beginning of period	6,137	6,654
Cash and cash equivalents at end of period	$3,819	$11,045

Supplemental disclosures:
Cash paid for:
Interest	$1,314	$3,619
Income taxes	1,875	896

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

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.  Management believes that the disclosures made are adequate to ensure that the information presented is not misleading; however, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 28, 2008.  The results for the three and nine month periods ended September 27, 2009 are not necessarily indicative of the results of operations that might be expected for the entire year.  In accordance with the Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events (see note 4 below), we have evaluated all events or transactions for recognition or disclosure through November 5, 2009, the date the financial statements were issued.

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

3.   SHARE-BASED PAYMENTS

For the nine months ended September 27, 2009, the Company recorded $46,200 of compensation expense relating to the granting of stock options, which options immediately vested.  The compensation expense has been recorded within selling, general and administrative expenses.  In addition, the Company recorded an income tax benefit of $21,000 in the accompanying statements of income related to these grants.  For the nine months ended September 28, 2008, $65,100 of compensation expense has been recorded within selling, general and administrative expense and the Company has recorded an income tax benefit of $26,000 in the accompanying statements of income for options granted during the second quarter of 2008, which options immediately vested.

The Company estimates the fair value of share-based payments using the Black-Scholes option pricing model.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average grant date fair value of stock options was $0.66 during the nine months ended September 27, 2009 and $0.93 during the nine months ended September 28, 2008.  In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the nine month periods are listed in the table below:

	Nine Months Ended
	September 27, 2009	September 28, 2008
Expected dividend yield	0.0%	0.0%
Expected volatility	55.7%	47.2%
Risk-free interest rate	2.93%	3.49%
Expected term (years)	5	5

The Company estimates expected volatility based primarily on historical monthly price changes of the Company’s stock and other known or expected trends.  The risk-free interest rate is based on the United States (“U.S.”) treasury yield curve in effect at the time of grant.  The expected term of these awards was determined using the “simplified method” prescribed in SEC Accounting Staff Bulletin (“SAB”) No. 107, as the Company believes that there is insufficient historical option exercise information available to make a reasonable estimate of the expected term.

4.   NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued guidance now codified as ASC Topic 805,  Business Combinations (“ASC  805”).  This standard was adopted on December 29, 2008 and applies prospectively to business combinations for which the acquisition date is on or after December 29, 2008.   ASC 805 significantly changes the accounting for acquisitions.  Some of the major provisions are that acquisition related costs will generally be expensed as incurred, contingent consideration will be recorded at fair value on the acquisition date, with adjustments to certain forms of contingent liabilities impacting the results of operations.  The impact that ASC 805 will have on our consolidated financial statements will depend on the nature, terms, and size of any such business combinations, if any.

In December 2007, the FASB issued guidance now codified as ASC Topic 810, Noncontrolling Interest in Consolidated Financial Statements (“ASC  810”).  ASC 810-10-65 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity.  Under ASC 810, a change in control will be measured at fair value, with any gain or loss recognized in earnings.  The effective date for ASC 810 was December 29, 2008 for the Company.  We currently do not have minority interests in our consolidated subsidiaries and the adoption of ASC 810 had no impact on our financial position or results of operations.

 On December 31, 2007, we adopted certain provisions of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  ASC 820 applies when another standard requires or permits assets or liabilities to be measured at fair value.  Accordingly, ASC 820 does not require any new fair value measurements. On December 29, 2008, we adopted the remaining provisions of ASC 820 as it relates to non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of ASC 820 did not materially impact our consolidated financial statements.

In April 2009, the FASB issued ASC Topic 825, Financial Instruments (“ASC 825”).  ASC 825 requires interim disclosures regarding the fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  Additionally, ASC 825 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  ASC 825 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009.   The additional disclosures required by ASC 825 are included in note 6 to our condensed consolidated financial statements.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, Subsequent Events (“ASC 855”).   ASC 855 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  ASC 855 became effective for the Company as of June 28, 2009.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States.   ASC 105 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.   ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted ASC 105 in the third quarter of 2009.  This pronouncement had no effect on the Company’s condensed consolidated financial statements.

5.   DEBT

Long-term and short-term debt at September 27, 2009 and December 28, 2008, consisted of (in thousands):

	September 27, 2009	December 28, 2008

Convertible Related Party Note, due December 2, 2009	$1,849	$1,778
Revolving line of credit, due November 2, 2012*, with interest payable at prime and/or LIBOR plus 1.5%* with weighted average rates of 1.9% at September 27, 2009 and 3.4% at December 28, 2008	65,198	68,200

Total long-term and short-term debt	$67,047	$69,978
_________________
*
Prior to the November 2, 2009 amendment of the revolving line of credit, the maturity date was July 24, 2010, and the interest rate was calculated based upon LIBOR (without an interest rate floor) plus with an interest rate spread of 1.5%.  The interest rate calculation has been changed under the revolving line of credit, as amended, including an interest rate floor for eurocurrency loans and an increase of the spread, as of the effective date of the amendment (see “--Revolving Line of Credit,” below in this note 5).

Contractual maturities of long-term debt are as follows (in thousands):

2012	$65,198
Total	$65,198

Convertible Related Party Note:  The Company’s 8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”) is convertible into common stock at $1.70 per share (or, in certain circumstances, into a participating preferred stock which in turn would be convertible into common stock at the same effective rate).  The holder of the Convertible Note is a related party, Fanning CPD Assets, LP, a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, holds an 82.4% economic interest. The Company intends to repay the Convertible Note in cash on its maturity date on December 2, 2009 using funds available under the Company’s revolving line of credit (see “--Revolving Line of Credit,” below in this note 5).

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

Revolving Line of Credit:  At September 27, 2009, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, were parties to a Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.  On November 2, 2009, the PNC Credit Facility was amended and restated, and various terms were modified.  The term was extended from July 24, 2010 to November 2, 2012, and, at the Company’s request, the maximum availability under the facility was reduced from $110.0 million to $95.0 million.

In addition, reflective of current credit markets, the interest rate was increased.  Prior to the effective date of the amendment, borrowings bore interest, at the Company’s option, at a per annum rate equal to (1) the higher of the federal funds rate plus 0.5% or the base commercial lending rate of PNC as announced from time to time, or (2) LIBOR plus a specified margin, ranging from 1.5% to 2.5% based upon the Company’s fixed charged ratio.  Beginning on the effective date of the amendment, the existing as well as new borrowings under the PNC Credit Facility bear interest, at the Company’s option:

•	for loans denominated as domestic rate loans, at a per annum rate equal to 1.75% plus the highest of

(1)            the federal funds open rate plus 0.5%,

(2)            the base commercial lending rate of PNC as announced from time to time, or

(3)            one-month LIBOR, as published each business day in The Wall Street Journal, adjusted to take into account any changes in the Federal Reserve requirements for bank eurocurrency fundings, plus 1.0%; or

•	for loans denominated as eurodollar rate loans, at a per annum rate equal to 2.75% plus the higher of

(1)           LIBOR, as it appears at a specified time each business day on Bloomberg Page BBAM1, adjusted to take into account any changes in the Federal Reserve requirements for bank eurocurrency fundings, or

(2)            1.50%.

The PNC Credit Facility also provides for a commitment fee of 0.375% (0.25% prior to the effective date of the amendment) of the unused portion of the facility. The obligations under the PNC Credit Facility are collateralized by a pledge of the capital stock of certain operating subsidiaries of the Company and by security interests in substantially all of the assets of the Company.  The PNC Credit Facility contains various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends and limitations on engaging in affiliate transactions, making acquisitions and incurring additional indebtedness.  The PNC Credit Facility also limits capital expenditures to $6.0 million annually.

Under the PNC Credit Facility, the Company had outstanding $3.8 million of standby letters of credit, principally as security for the Company’s obligations under its workers compensation insurance policies and had remaining availability of $18.5 million as of September 27, 2009 based upon the borrowing base as defined in the loan agreement.  The Company was in compliance with all financial covenants under the PNC Credit Facility at September 27, 2009.

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

The Company’s remaining fixed rate debt obligations are not traded, and their fair value may fluctuate significantly due to changes in the demand for securities of their type, the overall level of interest rates, conditions in the high yield capital markets, and perceptions as to the Company’s condition and prospects.  After giving consideration to similar debt issues, and other market information, the Company believes that its remaining outstanding fixed rate debt instruments, being $1.8 million outstanding principal amount of its 8% Convertible Subordinated Notes, had an approximate fair value of $1.8 million at September 27, 2009.

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

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Basic income per common share:
Net income	$1,056	$1,347	$1,810	$3,938
Dividends on preferred stock:
Series 2003A	115	115	345	345
Series 2003B	10	10	29	29
Series 2004A	127	127	380	380
	252	252	754	754
Income available to common stockholders	$804	$1,095	$1,056	$3,184
Weighted average common shares outstanding	17,388	17,388	17,388	17,388

Basic income per common share	$0.05	$0.06	$0.06	$0.18

Diluted income per common share:
Income available to common stockholders	$804	$1,095	$1,056	$3,184
Dividends on preferred stock:
Series 2003A	115	115	345	345
Series 2003B	10	10	29	29
Series 2004A	127	127	-	380
	252	252	374	754
After tax equivalent of interest expense on 8% Subordinated Convertible Note	20	20	59	61

Income for purposes of computing diluted income per common share	$1,076	$1,367	$1,489	$3,999

Weighted average common shares outstanding	17,388	17,388	17,388	17,388
Dilutive stock options	24	101	16	135

Assumed conversion of 8% Subordinated Convertible Note	1,095	1,013	1,053	974
Assumed conversion of Preferred Stock:
Series 2003A	8,648	8,209	8,428	7,989
Series 2003B	1,360	1,289	1,324	1,253
Series 2004A	5,319	5,021	-	4,873
Weighted average common shares outstanding for purposes of computing diluted income per share	33,834	33,021	28,209	32,612
Diluted income per common share	$0.03	$0.04	$0.05	$0.12

In addition, options and warrants to purchase 1.7 million and 1.9 million shares of common stock were outstanding as of the end of the third quarter of 2009 and 2008, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

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

The table below presents information on revenues and operating contribution for each segment for the three and nine months ended September 27, 2009 and September 28, 2008, and items which reconcile segment operating contribution to COMFORCE’s reported income before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net sales of services:
Human Capital Management Services	$99,877	$96,925	$287,986	$290,214
Staff Augmentation	39,301	51,524	129,931	159,567
Financial Outsourcing Services	532	986	1,511	2,620
	$139,710	$149,435	$419,428	$452,401
Operating contribution:
Human Capital Management Services	$5,113	$4,272	$12,228	$11,978
Staff Augmentation	2,448	4,280	7,759	13,834
Financial Outsourcing Services	507	936	1,426	2,469
	8,068	9,488	21,413	28,281
Consolidated expenses:
Corporate general and administrative expenses	4,525	4,664	14,061	14,509
Depreciation and amortization	920	824	2,633	2,237
Interest expense	398	963	1,483	3,531
Other expense (income), net	286	445	(106)	622
Loss on debt extinguishment	-	149	-	278
	6,129	7,045	18,071	21,177
Income before income taxes	$1,939	$2,443	$3,342	$7,104

	At September 27, 2009	At December 28, 2008
Total assets:
Human Capital Management Services	$103,136	$113,775
Staff Augmentation	50,453	59,061
Financial Outsourcing Services	7,877	8,941
Corporate	16,788	19,959
	$178,254	$201,736

9.   COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Net income	$1,056	$1,347	$1,810	$3,938

Foreign currency translation adjustment, net of tax	146	90	195	189
Total comprehensive income	$1,202	$1,437	$2,005	$4,127

10.   ACCRUED EXPENSES

Accrued expenses as of September 27, 2009 and December 28, 2008 consisted of (in thousands):

	September 27, 2009	December 28, 2008

Payroll, payroll taxes and sub-vendor payments	$91,710	$106,310
Book overdrafts	4,968	13,497
Other	10,548	11,634
	$107,226	$131,441

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

CTS requested that its insurance carriers defend it in these actions, and the carrier under the primary policy appointed counsel and has defended CTS in these actions.  As of June 2007, CTS settled with 17 of the 19 plaintiffs, in each case within the limits of its primary policy, except as described below.  With the settlements, the limits under the primary policy have been reached.  The umbrella insurance carrier for CTS had previously denied the claims of CTS for coverage, claiming that the matter was within the policy exclusions.  As of February 2009 one of the two remaining matters was settled when one plaintiff discontinued its pursuit of an appeal of a prior settlement and announced it would accept its allocated portion of a prior settlement.  In July 2009, CTS reached an oral agreement in principle to settle with the final plaintiff, Mountain Cascade, Inc.   Under the arrangements reached with the umbrella insurance carrier in the second quarter of 2009, the Company agreed to bear $325,000 of expenses associated with these matters and accrued this amount as an expense in the nine months ended September 27, 2009 financial statements.

Contract Contingency:  In 2006, CTS entered into a contract with a United States government agency (the “Agency”) to provide technical, operational and professional services in foreign countries throughout the world for humanitarian purposes.  Persons employed by CTS or its subsidiaries in the host countries include U.S. nationals, nationals of the host countries (local nationals) and nationals of other countries (third country nationals). The contract provides, generally, that the U.S. government will reimburse the Company for all direct labor properly chargeable to the contract plus fringe benefits, in some cases at specified rates and profit.

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

The contracting officer subsequently advised CTS that the U.S. government has concluded its efforts to obtain bilateral agreements, and directed CTS to itself undertake mitigation efforts.  CTS engaged an independent accounting firm to assist it with these efforts, which have been substantially completed except in some countries experiencing social unrest and government instability.  As a result of its analysis of host country tax laws and negotiations with host country governments, in most cases, CTS has either determined that no liability exists for wage tax liabilities or it has instituted procedures to withhold or pay applicable wage taxes for its employees.  As for any remaining host countries, management has concluded that it is not probable that wage tax assessments will be made against CTS.  Although the Agency has agreed to reimburse us with respect to any such wage tax liabilities, any amounts assessed against CTS for wage tax liabilities could potentially exceed the amount available to us from our own resources or under the PNC Credit Facility.  In such event, it is anticipated that the Company would request PNC to make a special advance or request the Agency to pre-fund these liabilities.

State Tax Audit:  The Company is currently undergoing a state tax examination related to certain business taxes.  The current state tax examination is ongoing and the Company has vigorously defended its filed tax return positions, which it continues to believe are proper and supportable and, to date, the state has not proposed any tax audit assessments.  The Company has, however, incurred significant professional costs responding to the state examiners in connection with this examination over a period of approximately five years and has decided to seek to end the examination by proposing settlement terms.  While the ultimate resolution of this examination is uncertain, the Company recorded an additional accrual in cost of services in connection with this matter in the second quarter of 2009 of approximately $920,000 and in the third quarter of 2009 of approximately $600,000.  These accruals were based upon the fact that the settlement offer now represents a probable and estimable liability, which was recorded based on the lowest end within a range of amounts as no amount within such range was more probable than any other in accordance with ASC Topic 450-20-05-5, Contingencies.  If the Company is unable to resolve this matter on terms it deems satisfactory, it intends to continue to vigorously defend its position.  The ultimate resolution of this matter could result in additional impact to the Company's financial position, results of operations or cash flows, which impact could be material.

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

Recent Developments

On November 2, 2009, the PNC Credit Facility was amended and restated, and various terms were modified.  The term was extended from July 24, 2010 to November 2, 2012, and, at the Company’s request, the maximum availability under the facility was reduced from $110.0 million to $95.0 million.  See note 5 to our condensed consolidated financial statements and “Financial Condition, Liquidity and Capital Resources” in this Item 2 for a discussion of the terms of the PNC Credit Facility.

Some economists, including the Chairman of the Federal Reserve, maintain that the economic recession in the United States that began in December 2007 has ended.  However, employment in the United States continues to decline.  As reported by the Bureau of Labor Statistics (U.S. Department of Labor) in a report released October 2, 2009, nonfarm payroll employment continued to decline in September (by 263,000), and the unemployment rate (9.8%) continued to trend up, with the largest job losses being in construction, manufacturing, retail trade and government. This report further stated that payroll employment had decreased by 7.6 million since the start of the recession in December 2007, and the unemployment rate has doubled during that time.  As previously reported, the staffing industry has been significantly and adversely affected by current economic conditions and weak labor markets.

The Federal Reserve continues to take measures to stabilize the U.S. financial system and encourage lending; however, credit markets continue to be significantly tighter than before the economic recession began.  As previously reported, in February 2009, the American Recovery and Reinvestment Act of 2009 was signed into law, which provides up to $787 billion in broad based relief to stimulate economic activity, including $288 billion in tax relief, $148 billion for health care, $91 billion for education, $83 billion for worker benefits, job training and unemployment relief, and $81 billion in infrastructure development.  While many of these stimulus efforts have already had a favorable impact on the United States economy, some economists predict that additional funds will be needed to prevent a prolonging or a recurrence of the recession.

Management has been closely monitoring the economic conditions and government responses.  The Company continues its efforts to contain or reduce its expenses.  The impact of the tight credit markets on our interest expense through the third quarter of 2009 was limited, but under the amended and restated PNC Credit Facility that became effective November 2, 2009, our interest rates will increase and due to the amendment we will incur additional costs and fees in that connection.  See note 5 to our condensed consolidated financial statements and “Financial Condition, Liquidity and Capital Resources” in this Item 2 for a discussion of the terms of the PNC Credit Facility.

See “Risk Factors--Global economic conditions have created turmoil in credit and labor markets that could have a significant adverse impact on our operations” in Item 1A of our annual report on Form 10-K.

Results of Operations

Three months ended September 27, 2009 compared to three months ended September 28, 2008.

Net sales of services for the three months ended September 27, 2009 were $139.7 million, which represents a 6.5% decrease from the $149.4 million in net sales of services recorded for the three months ended September 28, 2008.  Net sales of services in the Human Capital Management Services segment increased by $3.0 million or 3.0% due primarily to the addition of new clients, partially offset by a decrease in services provided to existing clients, particularly in the services provided to clients that have been significantly affected by economic conditions (see “Recent Developments” in this Item 2).  In the Staff Augmentation segment, net sales of services decreased $12.2 million, or 23.7%, reflecting a decrease in clients’ demand for services in this segment.  Net sales of services in the Financial Outsourcing Services segment decreased $454,000, or 46.0%, due to a reduction of clients it services and reduced volume at existing clients.

Cost of services for the three months ended September 27, 2009 was 85.7% of net sales of services as compared to 84.2% for the three months ended September 28, 2008.  This increase in cost of services as a percentage of net sales is primarily a result of pricing pressures, lower sales volume on higher margin services in the third quarter of 2009 compared to the same period in 2008.  In addition, the Company recorded an additional accrual in third quarter of 2009 related to a state tax examination (see note 11 to our condensed consolidated financial statements).  Cost of services as a percentage of net sales of services in the Human Capital Management Services segment for the three months ended September 27, 2009 was 87.6% as compared to 86.8% for the same period in 2008.  In the Staff Augmentation segment, cost of services as a percentage of net sales of services for the third quarter of 2009 was 82.2% as compared to 81.0% for the third quarter of 2008.

Selling, general and administrative expenses as a percentage of net sales of services were 11.7% for the three months ended September 27, 2009, compared to 12.5% for the three months ended September 28, 2008.  The $2.3 million decrease in selling, general and administrative expenses is primarily due to lower personnel costs in the Human Capital Management Services and Staff Augmentation segments and lower corporate expenses, principally as a result of the decrease of net sales of services discussed above.  Management has and continues to undertake initiatives to reduce selling, general and administrative expenses and has been successful in reducing costs as sales decreased.

Operating income for the three months ended September 27, 2009 was $2.6 million, or 1.9% of net sales, as compared to operating income of $4.0 million, or 2.7% of net sales, for the three months ended September 28, 2008.  The Company’s operating income as a percentage of sales for the third quarter of 2009 was lower than for the 2008 period principally due to the increase in cost of services discussed above, partially offset by the decrease in selling, general, and administrative expenses discussed above.

The Company’s interest expense was principally attributable to interest recorded on the PNC Credit Facility and the Convertible Note and, prior to their redemption in 2008, the 12% Senior Notes.   Interest expense of $398,000 for the third quarter of 2009 was lower as compared to the interest expense of $1.0 million for the third quarter of 2008.  This decrease in interest expense was principally due to the repurchase and redemption of $11.7 million of the Company’s 12% Senior Notes due December 1, 2010 (the “12% Senior Notes”) in 2008, and to significantly lower interest rates under the PNC Credit Facility.

As a result of its final redemption of 12% Senior Notes in August 2008, the Company recognized a loss on debt extinguishment of $149,000 in the third quarter of 2008, including the write-off of $44,000 of deferred financing costs.

Other expense, net, for the three months ended September 27, 2009 of $286,000 compared to $445,000 for the three months ended September 28, 2008, principally consists of losses on foreign currency exchanges.

The income tax provision for the three months ended September 27, 2009 was $883,000 (a rate of 45.5%) on income before income taxes of $1.9 million.  The income tax provision for the three months ended September 28, 2008 was $1.1 million (a rate of 44.9%) on income before income taxes of $2.4 million.

The Company’s total unrecognized tax benefit as of September 27, 2009 was approximately $905,000, which, if recognized, would affect the Company’s effective tax rate.  For the three months ended September 27, 2009, the Company had approximately $9,500 of accrued interest and penalties reflected in the tax provision.

Nine months ended September 27, 2009 compared to nine months ended September 28, 2008.

Net sales of services for the nine months ended September 27, 2009 were $419.4 million, which represents a 7.3% decrease from the $452.4 million in net sales of services recorded for the nine months ended September 28, 2008.  Net sales of services in the Human Capital Management Services segment decreased by $2.2 million, or 0.8% due primarily to a decrease in services provided to existing clients, particularly in the services provided to clients that have been significantly affected by economic conditions.  This decrease in services provided to existing clients was partially offset by an increase of services provided to new clients.  While management believes that over the past decade there has been a historical trend for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary, the current economic environment has impacted this trend (see “Recent Developments” in this Item 2).  In the Staff Augmentation segment, net sales of services decreased $29.6 million, or 18.6%, reflecting a decrease in clients’ demand for services in this segment.  Net sales of services in the Financial Outsourcing Services segment decreased $1.1 million, or 42.3%, due to a reduction of clients it services and reduced volume at existing clients.

Cost of services for the nine months ended September 27, 2009 was 85.5% of net sales of services as compared to 84.1% for the nine months ended September 28, 2008.  This increase in cost of services as a percentage of net sales is primarily a result of pricing pressures, lower sales volume on higher margin services and less favorable workers compensation claim experience in the first nine months of 2009 compared to the same period in

2008.  In addition, the Company recorded accruals in the second and third quarters of 2009 related to a state tax examination (see note 11 to our condensed consolidated financial statements).  Cost of services as a percentage of net sales of services in the Human Capital Management Services segment for the nine months ended September 27, 2009 was 87.5% as compared to 86.9% for the same period in 2008.  In the Staff Augmentation segment, cost of services as a percentage of net sales of services for the first nine months of 2009 was 82.2% as compared to 80.5% for the first nine months of 2008.

Selling, general and administrative expenses as a percentage of net sales of services were 12.7% for the nine months ended September 27, 2009, compared to 12.8% for the nine months ended September 28, 2008.  The $4.6 million decrease in selling, general and administrative expenses is primarily due to lower personnel costs in the Human Capital Management Services and Staff Augmentation segments and lower corporate expenses, principally as a result of the decrease of net sales of services discussed above.  This decrease was partially offset by $325,000 in litigation settlement expense relating to the pipeline litigation (see note 11 to our condensed consolidated financial statements).  Management has undertaken and continues to undertake initiatives to reduce selling, general and administrative expenses and has been successful in reducing costs as sales decreased.

Operating income for the nine months ended September 27, 2009 was $4.7 million, or 1.1% of net sales, as compared to operating income of $11.5 million, or 2.5% of net sales, for the nine months ended September 28, 2008.  The Company’s operating income as a percentage of sales for the first nine months of 2009 was lower than for the 2008 period principally due to the increase in cost of services discussed above, partially offset by the decrease in selling, general, and administrative expenses discussed above.

The Company’s interest expense was principally attributable to interest recorded on the PNC Credit Facility, the Convertible Note and, prior to their redemption in 2008, the 12% Senior Notes.  Interest expense of $1.5 million for the first nine months of 2009 was lower as compared to the interest expense of $3.5 million for the first nine months of 2008.  This decrease in interest expense was principally due to the repurchase and redemption of $11.7 million of the 12% Senior Notes in 2008, and to lower interest rates under the PNC Credit Facility.

As a result of its repurchase of $6.5 million principal amount of Senior Notes April 2008 and its final redemption of $5.2 million principal amount of Senior Notes in August 2008, the Company recognized a loss on debt extinguishment of $278,000 in the nine months ended September 28, 2008, including the write-off of $108,000 of deferred financing costs.

Other income, net, for the nine months ended September 27, 2009 of $106,000 compared to other expense, net of $622,000 for the nine months ended September 28, 2008, principally consists of gains and losses, respectively, on foreign currency exchanges.

The income tax provision for the nine months ended September 27, 2009 was $1.5 million (a rate of 45.8%) on income before income taxes of $3.3 million.  The income tax provision for the nine months ended September 28, 2008 was $3.2 million (a rate of 44.6%) on income before income taxes of $7.1 million.

The Company’s total unrecognized tax benefit as of September 27, 2009 was approximately $905,000, which, if recognized, would affect the Company’s effective tax rate.  For the nine months ended September 27, 2009, the Company had approximately $26,000 of accrued interest and penalties reflected in the tax provision.

Financial Condition, Liquidity and Capital Resources

Management has continued to observe tight credit markets with higher borrowing costs, and weak labor markets that have contributed to declines in revenues in all segments of our business during the first nine months of 2009 as compared to the same period in 2008.  Although some economists suggest that the current economic climate in the United States is improving, employment in the United States continues to decline.  Continued weakness in the labor markets coupled with the tight credit markets could affect our liquidity in future periods in a number of ways, including by:

•	decreasing the demand for contingent staff, although the pool of employee candidates should increase;

•	affecting our clients’ ability to timely make payment on our invoices, particularly if they are unable to obtain working capital financing or the costs of this financing increases; and

•	increasing our own interest expense under the PNC Credit Facility, as recently amended.

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

To the extent the Company grows, these receivables will increase and there will be greater need for borrowing availability under the PNC Credit Facility.  However, in recent periods we have had significant unused availability--on which we paid a commitment fee of 0.25% per annum on unused availability.  In negotiating the extension of the PNC Credit Facility, management requested that the maximum availability under the facility be reduced to $95.0 million from $110.0 million. The new commitment fee is 0.375% on unused availability.

At October 18, 2009, under the PNC Credit Facility (with maximum availability of $95.0 million), we had outstanding $63.5 million principal amount under the PNC Credit Facility with remaining availability of up to $25.1 million based upon the borrowing base, as defined under the PNC Credit Facility agreement, to fund operations.  At September 27, 2009 (with maximum availability under the facility of $110.0 million), we had outstanding $65.2 million principal amount under the PNC Credit Facility with remaining availability of up to $18.5 million based upon the borrowing base, as defined under the PNC Credit Facility agreement, to fund operations.

Off-Balance Sheet and Contractual Obligations: As of September 27, 2009, we had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below.  The table set forth below shows contractual commitments associated with operating lease agreements, employment agreements and principal repayments on debt obligations (excluding interest) calculated as of September 27, 2009.

	Payments due by fiscal year (in thousands)
	2009	2010	2011	2012	Thereafter

Operating Leases	$755	$1,936	$1,247	$750	$93
Employment Agreements	247	-	-	-	-
PNC Credit Facility(1)- principal repayments	-	-	-	65,198	-
Convertible Note(1) - principal repayments	1,849	-	-	-	-
Total	$2,851	$1,936	$1,247	$65,948	$93

(1)   See note 5 to our condensed consolidated financial statements.  The payment for the PNC Credit Facility is shown in the 2012 column and is not reflected in the 2010 column since the PNC Credit Facility was extended, as described below.

COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, are parties to the PNC Credit Facility with PNC, as a lender and administrative agent, and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.  The Company entered into the PNC Credit Facility in June 2003 and it has been subject to nine amendments, including a restatement effective November 2, 2009 under which the term was extended from July 24, 2010 to November 2, 2012 and, as discussed above, the maximum availability was reduced to $95.0 million from $110.0 million.  In addition, reflective of current credit markets, the interest rate was increased.  Prior to the effective date of the amendment, borrowings bore interest, at the Company’s option, at a per annum rate equal to (1) the higher of the federal funds rate plus 0.5% or the base commercial lending rate of PNC as announced from time to time, or (2) LIBOR plus a specified margin, ranging from 1.5% to 2.5% based upon the Company’s fixed charged ratio.  Beginning on the effective date of the amendment, the existing as well as new borrowings under the PNC Credit Facility bear interest, at the Company’s option:

•	for loans denominated as domestic rate loans, at a per annum rate equal to 1.75% plus the highest of

(1)            the federal funds open rate plus 0.5%,

(2)            the base commercial lending rate of PNC as announced from time to time, or

(3)            one-month LIBOR, as published each business day in The Wall Street Journal, adjusted to take into account any changes in the Federal Reserve requirements for bank eurocurrency fundings, plus 1.0%; or

•	for loans denominated as eurodollar rate loans, at a per annum rate equal to 2.75% plus the higher of

(1)            LIBOR, as it appears at a specified time each business day on Bloomberg Page BBAM1, adjusted to take into account any changes in the Federal Reserve requirements for bank eurocurrency fundings, or

(2)            1.50%.

The PNC Credit Facility also provides for a commitment fee of 0.375% (0.25% prior to the effective date of the amendment) of the unused portion of the facility.

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

The Company also had standby letters of credit outstanding under the PNC Credit Facility at September 27, 2009 in the aggregate amount of $3.8 million, principally as security for the Company’s obligations under its workers compensation insurance policies.

As reported in the accompanying cash flow statement, during the first nine months of 2009, our primary source of funds was $2.5 million provided by operating activities due primarily to the profitability of the Company which was partially offset by $3.2 million used in financing activities.  We also used cash of $1.8 million in investing activities due to the purchases of property and equipment.

At September 27, 2009, we had outstanding $65.2 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 1.9% per annum.

At September 27, 2009, we also had outstanding $1.8 million principal amount of the Convertible Note bearing interest at 8% per annum.  The Company intends to repay the Convertible Note in full in cash at its maturity on December 2, 2009 using funds available under the PNC Credit Facility.  See note 5 to our condensed consolidated financial statements and “Financial Condition, Liquidity and Capital Resources” in this Item 2 for a discussion of the terms of the PNC Credit Facility.

Our Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at September 27, 2009 there were cumulated, unpaid and undeclared dividends of $3.1 million on the Series 2003A Preferred Stock, $231,000 on the Series 2003B Preferred Stock and $2.4 million on the Series 2004A Preferred Stock.  If such dividends and underlying instruments were converted to voting or non-voting common stock, the aggregate amount would equal 15.5 million shares at September 27, 2009 (as compared to 14.7 million shares at September 28, 2008).

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next 12 months.  The Company was in compliance with all covenants under the PNC Credit Facility at September 27, 2009 and expects to remain in compliance for the next 12 months.

The Company is currently undergoing audits for certain state and local tax returns, including the state tax examination related to certain business taxes described in note 11 to our condensed consolidated financial statements for which the Company recorded accruals in the second and third quarters of 2009.   Except for the examination described in note 11, the possible effects of these audits are not expected to have a material effect upon the Company’s results of operations.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued guidance now codified as ASC Topic  805,  Business Combinations (“ASC  805”).  This standard was adopted on December 29, 2008, and applies prospectively to business combinations for which the acquisition date is on or after December 29, 2008.   ASC 805 significantly changes the accounting for acquisitions.  Some of the major provisions are that acquisition related costs will generally be expensed as incurred, contingent consideration will be recorded at fair value on the acquisition date, with adjustments to certain forms of contingent liabilities impacting the results of operations.  The impact that ASC 805 will have on our consolidated financial statements will depend on the nature, terms, and size of any such business combinations, if any.

In December 2007, the FASB issued guidance now codified as ASC Topic 810, Noncontrolling Interest in Consolidated Financial Statements (“ASC  810”).  ASC 810-10-65 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity.  Under ASC 810, a change in control will be measured at fair value, with any gain or loss recognized in earnings.  The effective date for ASC 810 was December 29, 2008 for the Company.  We currently do not have minority interests in our consolidated subsidiaries and the adoption of ASC 810 had no impact on our financial position or results of operations.

On December 31, 2007, we adopted certain provisions of ASC Topic 820, Fair Value Measurements and Disclosure  (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  ASC 820 applies when another standard requires or permits assets or liabilities to be measured at fair value.  Accordingly, ASC 820 does not require any new fair value measurements. On December 29, 2008, we adopted the remaining provisions of ASC 820 as it relates to non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of ASC 820 did not materially impact our consolidated financial statements.

In April 2009, the FASB issued ASC Topic 825, Financial Instruments (“ASC 825”).  ASC 825 requires interim disclosures regarding the fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  Additionally, ASC 825 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  ASC 825 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009.   The additional disclosures required by ASC 825 are included in note 6 to our condensed consolidated financial statements.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, Subsequent Events (“ASC 855”).   ASC 855 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  ASC 855 became effective for the Company as of June 28, 2009.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States.   ASC 105 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.   ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted ASC 105 in the third quarter of 2009.  This pronouncement had no effect on the Company’s condensed consolidated financial statements.

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, performance or achievements, particularly in light of the current global economic crisis that has been marked by dramatic and rapid shifts in market conditions and government responses (see “Recent Developments” and “Financial Condition, Liquidity and Capital Resources,” each in this Item 2).  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We undertake no obligation to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

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

•
the current economic crisis has created a tightening of the credit markets coupled with increasing interest rates, which, if these conditions persist or deteriorate, could significantly increase our interest expense under the PNC Credit Facility;

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 27, 2009, we had $65.2 million outstanding under the PNC Credit Facility bearing variable rate interest at the weighted average interest rate of 1.88% per annum as compared to $68.2 million outstanding at December 28, 2008 at a weighted average interest rate of 3.35% per annum.  Despite the turmoil in the United States and global credit markets, we experienced a reduced weighted average rate for borrowings under the PNC Credit Facility due to a reduction in LIBOR.  However, the weighted average interest rate of 1.88% per annum in effect at September 27, 2009 reflects the terms of the PNC Facility prior to its amendment in November 2009 (see note 5 to our condensed consolidated financial statements).  Had the amendment to the PNC Credit Facility been in effect at September 27, 2009, the $65.2 million outstanding under the facility bearing variable rate interest would have had a weighted average interest rate of 4.31% per annum.  Assuming the rate increase under the terms of the amended facility and a further 10% rate increase, the impact to the Company in annualized interest expense would be approximately $1.9 million.

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

A portion of the Company’s borrowings are fixed rate obligations, including $1.8 million principal amount of the Convertible Note bearing interest at a fixed rate of 8% per annum.  The estimated fair value of these debt obligations at September 27, 2009 was $1.8 million for the Convertible Note.  Management of the Company does not believe that a 25% increase in interest rates would have a material impact on the fair value of these fixed rate obligations.  The Company intends to repay the Convertible Note in full in cash at its maturity on December 2, 2009.

ITEM 4T.   CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 27, 2009 based upon the procedures required under paragraph (b) of Rule 13a-15 under the Exchange Act.   On the basis of this evaluation, our management has concluded that as of September 27, 2009 our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the nine months ended September 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CTS requested that its insurance carriers defend it in these actions, and the carrier under the primary policy appointed counsel and has defended CTS in these actions.  As of June 2007, CTS settled with 17 of the 19 plaintiffs, in each case within the limits of its primary policy, except as described below.  With the settlements, the limits under the primary policy have been reached.  The umbrella insurance carrier for CTS had previously denied the claims of CTS for coverage, claiming that the matter was within the policy exclusions.  As of February 2009 one of the two remaining matters was settled when one plaintiff discontinued its pursuit of an appeal of a prior settlement and announced it would accept its allocated portion of a prior settlement.  In July 2009, CTS reached an oral agreement in principle to settle with the final plaintiff, Mountain Cascade, Inc.   Under the arrangements reached with the umbrella insurance carrier in the second quarter of 2009, the Company agreed to bear $325,000 of expenses associated with these matters and accrued this amount as an expense in the financial statements for the nine months ended September 27, 2009.

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

See also note 11 of our condensed consolidated financial statements for a description of a state tax examination related to certain business taxes for which a loss contingency has been recorded but which does not constitute a legal proceeding.

ITEM 1A.   RISK FACTORS.

Since the date of the filing of the Company’s annual report on Form 10-K for the year ended December 28, 2008, there have been no material changes to the risk factors described under Item 1A in such Form 10-K, except that the risks describing our possible inability to repay or refinance the PNC Credit Facility at its maturity have significantly less immediacy given the successful extension of the maturity date of the PNC Credit Facility from July 2010 to November 2012.  See note 5 to our condensed consolidated financial statements and “Financial Condition, Liquidity and Capital Resources” in Item 2 of Part I of this report for a discussion of the terms of the PNC Credit Facility.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

10.1
Amended and Restated Revolving Credit and Security Agreement dated as of November 2, 2009 among the Company, PNC Bank, National Association, as lender and administrative agent, and other named lenders (included as an exhibit to COMFORCE Corporation's Current Report on Form 8-K filed on November 5, 2009 and incorporated herein by reference).

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
Date: November 5, 2009