Form 10-K
period 2009-12-27
COMFORCE CORP
filed 2010-03-25
CIK 6814

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the fiscal year ended December 27, 2009
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _______ to _______

Commission file number 1-6081

COMFORCE Corporation
(Exact name of registrant as specified in its charter)

Delaware	36-2262248
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

415 Crossways Park Drive, P.O. Box 9006, Woodbury, New York	11797
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (516) 437-3300
Securities registered pursuant to Section 12(b) of the Act:   None

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):   Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $15,562,507.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   At March 19, 2010, there were 17,387,663 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s proxy statement to be filed by April 26, 2010 are incorporated herein by reference in Items 10, 11, 12, 13 and 14.

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

Through a national network of 27 offices (19 company-owned and 8 licensed), the Company provides human capital management and outsourcing services, and recruits and places highly skilled contingent personnel and financing services for a broad customer base.  The Company’s labor force consists primarily of financial industry professionals and support personnel, computer programmers, systems consultants, analysts, engineers, technicians, scientists, researchers, healthcare professionals and skilled office support personnel.

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

Results are reported by the Company through three operating segments -- Human Capital Management Services, Staff Augmentation and Financial Outsourcing Services.  The Human Capital Management Services segment provides consulting services for managing the contingent workforce through its PrO UnlimitedSM subsidiary.  The Staff Augmentation segment provides healthcare support, including RightSourcing®  Services, technical and engineering, information technology (IT), telecommunications and other staffing services.  The Financial Outsourcing Services segment provides funding and back office support services to independent consulting and staffing companies.  A description of the types of services provided by each segment follows.  See note 17 to our consolidated financial statements for a presentation of segment results.

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

•
PrOBid and STOR: Through PrOBid, we provide a bidding environment for various staffing projects, and provide project managers with greater information as to project costs, headcount and vendor performance.  In addition, through STOR (Standardization & Tracking of Outsourced Resources), we consolidate project data with other contingent staffing data for enterprise-wide reporting and controls, including data for project-based consultants and outsourced workers based offshore that could otherwise not be consolidated with the rest of a client’s non-employee workforce.  The combination of PrOBid and STOR is intended to provide our clients with competitive sourcing and comprehensive visibility and tracking for their entire contingent workforces.

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

•
Co-Employment and Fair Labor Standards Act (FLSA) Compliance Consulting:  We offer on-going consulting on co-employment issues.  Co-employment is a legal doctrine that applies when two businesses exert a degree of control over an employee’s work, so that both businesses may be held liable for complying with wage, hour and benefits laws.  In addition, we assist our clients with the proper classification of workers for overtime purposes (FLSA compliance), which is a critical challenge facing many U.S. employers.

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

Staff Augmentation Segment

RightSourcing Services

The Company’s RightSourcing Services program offers cost savings and process improvement to its clients by managing all aspects of their supplemental staffing and temporary labor program.  RightSourcing, a value added human capital management program, facilitates the management of all staffing vendors, order process, invoice approval and consolidation.  The Company may place its billable employees at its RightSourcing customers in many cases. Value-added services include comprehensive data capture and analysis related to staff augmentation spend and usage including compilation of performance metrics for vendors and contractor staff.  Clients also rely on RightSourcing to provide robust logistical management processes to insure compliance with regulatory and governmental requirements.  RightSourcing can monitor certifications, manage credentials, and administer the wide range of logistical details associated with each contractor assignment.  Whether clients are challenged with a shortage of skilled personnel or find themselves in a difficult economic environment, RightSourcing is designed to provide a significant return on investment.  Client management no longer needs to spend their valuable time reviewing unqualified or under qualified candidates.  To the contrary, RightSourcing automatically rates candidates so that our clients choose from the most qualified and cost effective resources.  Although we continue to focus on the healthcare field in pursuing outsourcing opportunities related to our RightSourcing Services program, the process improvements and overall benefits it provides are not limited to the healthcare field, or any other particular business sector.

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

Information Technology (IT)

In the IT field, the Company provides highly skilled software developers, technical support personnel, systems consultants, business analysts, software engineers, technical writers and architects and project managers for a wide range of technical assignments, including client server, mainframe, desktop and help desk services, application development projects, and Internet/Intranet projects.  The Company hires the workers it makes available to its customers, in most cases through its recruitment process, and performs all of the obligations of an employer, including processing payrolls, withholding taxes and offering benefits.  Additionally, the Company provides managed services by bundling teams of technical personnel for clients as a hybrid answer to IT project solutions.  Using the managed services approach to staffing, the Company delivers the human capital as needed using a just-in-time model while the client maintains overall IT project direction and responsibility.

The Company’s IT customers operate in diverse industry sectors which include Fortune 500 companies.

Technical, Engineering and Governmental Services

The Company provides technical and engineering services through its Technical Services division to a diverse client base including both governmental and commercial accounts.  It provides highly skilled technical and professional personnel specializing in such areas as public health, environmental safety, avionics and aerospace, civil engineering, electronics, and many other fields.  The Company’s government services sector deploys both U.S. employees and foreign national employees to approximately 25 countries worldwide.  The Technical Services division also provides its clients with draft/design services, technical writers and skilled technicians, in addition to quality control and assurance personnel in manufacturing environments.

The Company’s technical and engineering customers include major private sector commercial and military aerospace companies, federal research facilities and other federal agencies.

Telecom

The Company’s Telecom division consists of two business units that provide services to the telecommunications industry.  This represents a traditional supplemental staffing unit and a complete turnkey engineering, material furnishing, equipment installation, and test/turn (EF&I) unit.  We prepare site surveys, provide engineering expertise and furnish material for, and install, test and maintain wireless, wire line, OSP, power and microwave equipment.  Our clients are equipment manufacturers, telecom carriers and wireless companies.  COMFORCE Telecom is TL 9000 and ISO registered.

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

Customers

The Company provides staffing, consulting and outsourcing services to a broad range of customers, including banks and financial services firms, computer software and hardware manufacturers, government agencies, aerospace and avionics firms, utilities, biotech companies, insurance companies, pharmaceutical companies, healthcare facilities, and accounting firms. Services to Fortune 1000 companies represent a majority of the Company’s revenues.

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

During the fiscal year ended December 27, 2009, no single customer accounted for 10% or more of the Company’s revenues.  The largest four customers of the Company, in the aggregate, accounted for approximately 24.4% of the Company’s 2009 revenues.

Sales and Marketing

As of December 27, 2009, the Company serviced its customers through a network of 19 company-owned and 8 licensed offices located in 14 states across the United States and its corporate headquarters located in Woodbury, New York. In addition, in many instances, the Company’s non-billable (staff) employees work on-site at its customers’ facilities, including in Europe and Asia.  The Company’s sales and marketing strategy is focused on expanding its business with existing customers through cross-selling and by establishing relationships with new customers. The Company solicits customers through personal sales presentations, networking, webcasts and webinars, telephone marketing, direct mail solicitation, referrals from customers, and through the Company’s websites (www.comforce.com and prounlimited.com), and, to a lesser extent, through magazines, trade publications and the like.

In the case of PrO Unlimited, our marketing efforts are conducted at the national level.  We utilize a team-oriented approach to the sales process.  In addition to our dedicated sales force, who focus on generating leads, PrO’s key operating officers are closely involved in the sales process, from lead generation through pricing and implementation.  An important component of PrO’s marketing program is in establishing its profile as an expert on issues related to the management of the contingent workforce. PrO regularly conducts seminars on independent contractor compliance, co-employment and the Fair Labor Standards Act.  Senior management maintains an active public relations effort to provide added visibility.  We seek to raise PrO’s profile among potential customers by encouraging its executives to write articles in trade and other publications. PrO develops additional sales leads through an ongoing marketing campaign, including through webinars and its website. Our strong relationships with our existing customers also provide a source of referrals to new customers as well as opportunities to cross-sell additional services to existing customers.

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

Within the Staff Augmentation segment, the Company’s success depends significantly on its ability to effectively and efficiently match skilled personnel with specific customer assignments. The Company has established an extensive national resume database of prospective employees with expertise in the disciplines served by the Company. To identify qualified personnel for inclusion in this database, the Company solicits referrals from its existing personnel and customers, actively recruits through the Internet and job boards, business networking sites, and otherwise places advertisements in local newspapers, trade magazines, and its website. The Company continuously updates its proprietary database to reflect changes in personnel skill levels and availability. Upon receipt of assignment specifications, the Company searches the database to identify suitable personnel. Once an individual’s skills are matched to the specifications, the Company considers other selection criteria such as interpersonal skills, availability and geographic preferences to ensure there is a proper fit between the employee and the assignment being staffed. The Company can search its resume database by a number of different criteria, including specific skills or qualifications, to match the appropriate employee with the assignment.

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

Information Systems

The Company uses the Pure Internet Architecture of PeopleSoft® 9.0 for its back office Human Resource Financial, Reporting and Employee Self Service application software.  Utilizing the web-enabled PeopleSoft architecture has enabled the Company to consolidate its back office operations, improve business processes, enhance customer relationships and improve efficiency and productivity.

  The Company uses WebPAS® front-office staffing software, a web-based software solution designed specifically for the staffing and recruiting industry.  WebPAS combines candidate resumes and client management into one fully relational and centralized database.  This software has enabled us to automate and streamline the workflow of the sales, recruiting, staffing and placement process.  The Company also uses the software of a third party vendor in its RightSourcing Services program.  Separately, the Company’s PrO Unlimited subsidiary has internally developed and maintains its proprietary SaaS WAND® system, which provides an end-to-end solution for the engagement, management and tracking of the contingent workforce.  See “Human Capital Management Services Segment” in this Item 1.  The Company continuously upgrades the WAND system to incorporate the latest technology and to enhance the functionality of the system enabling PrO to continue as a leader in contingent workforce management.  In addition to enhancing the application functionality, the WAND infrastructure was also upgraded using a multi-tier architecture approach.  This approach separates the application into presentation, middle, service, reporting, integration and data layers.  In addition to the flexible design approach, the new application also takes advantage of a variety of industry leading edge technologies such as Oracle 10g, Oracle RAC, Informatica, Actuate BIRT, Java, JavaScript, Spring and Hibernate.

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

In the Staff Augmentation segment, while the unemployment rates may have increased in 2008 and 2009, the availability of high-quality resources at a competitive rate remains one of the principal elements of competition.  The Company believes its ability to compete also depends in part on a number of competitive factors outside its control, including the economic climate generally and in particular industries served by the Company, the ability of its competitors to hire, retain and motivate skilled personnel and the extent of its competitors’ responsiveness to customer needs.

Employees

The Company currently employs approximately 532 full-time staff employees in the United States and approximately 22 in Europe and Asia.   Non-billable administrative personnel provide management, sales and marketing, back office and other services in support of the Company’s services in all of its segments.

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

Since the start of the recession in December 2007 and through February 2010, payroll employment has fallen by 8.4 million. The current economic conditions have been marked by dramatic shifts in market conditions and unprecedented intervention by governments throughout the world.  Although the American Recovery and Reinvestment Act of 2009 was enacted to provide broad-based relief to stimulate economic activity, some economists predict that additional stimulus funds will be needed to prevent a prolonging or a recurrence of the recession.

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

When economic activity slows down, customers often reduce their use of contingent staff before undertaking layoffs of their regular employees resulting in decreased demand for contingent workers.  Some of our clients have reduced their workforces, including contingent labor.  In addition, since employees are also reluctant to risk changing employers, there are fewer openings available and therefore reduced activity in permanent placements as well.  Furthermore, the current economic environment may cause some of the vendors we manage as part of our Human Capital Management Services and RightSourcing Services programs to reduce or discontinue operations, which may adversely affect our ability to manage these programs.  In addition, reduced demand for our services could increase price competition.  If, as a result of adverse economic conditions, one or more of our clients enter bankruptcy or liquidate their operations, our revenues and accounts receivable could be adversely affected.  If the current economic conditions persist or deteriorate, they could also have a significant adverse impact on our operations by:

•	creating uncertainty in the business environment, which uncertainty would act as a disincentive for businesses to expand their operations;

•	decreasing our customers demand for contingent staff in our Staff Augmentation segment and management and payrolling services in our Human Capital Management Services segment;

•	adversely affecting our customers’ ability to obtain credit to fund their operations, which in turn would affect their ability to timely make payment on our invoices; and

•	creating greater risks to us in providing Financial Outsourcing Services to our customers as well as increasing our costs of providing funding to these customers.

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

The Company may incur substantial additional costs related to compliance with the provisions of the Sarbanes-Oxley Act.  These additional costs relate to higher documentary and administrative costs and consulting, audit and legal fees we will incur, as well as for the cost of the audit of our internal control over financial reporting that will be required, under current SEC regulations for our 2010 fiscal year.

Significant increases in payroll-related costs could adversely affect our business.

We are required to pay a number of federal, state, local and foreign payroll and related costs, including federal (FUTA) and state (SUTA) unemployment taxes, workers compensation benefits, healthcare benefits, FICA (social security), and Medicare, among others, for our employees and personnel.  Significant increases in the effective rates of any payroll-related costs likely would have a material adverse effect upon us.

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

We employ and place people in the workplaces of other businesses.  An inherent risk of such activity includes possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, employment of persons submitting false credentials, theft of client property, other criminal activity, torts or other claims.  Our contracts with our clients often require that we indemnify them against these kinds of losses, in some cases without limitation as to the amount or type of damages.  We have policies and guidelines in place to reduce our exposure to risks for these potential losses.  However, failure of any employee or personnel to follow these policies and guidelines may result in: negative publicity; injunctive relief; the payment by us of monetary damages or fines; or other material adverse effects upon our business.  Moreover, we could be held responsible for the actions at a workplace of persons not under our immediate control.  For example, our contracts with vendor management services customers frequently require that we confirm that the suppliers of personnel or like service providers maintain insurance coverage as required by the customer, and our failure to require these providers to maintain the required insurance could result in liability to us for any losses our customers incur as a result of this failure.

To reduce our exposure, we maintain general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional liability insurance, fiduciary insurance and directors’ and officers’ liability insurance for domestic and foreign operations as management deems appropriate and prudent.  However, we do not maintain employer practices insurance due to its high cost and limited coverage, which means we are not insured for many employment claims, such as harassment and discrimination claims.  We may in some cases be held responsible for defending a client against claims raised by one of our billable employees (or former billable employees) alleging wrongful acts by the client’s employee.

Further, due to the nature of our assignments, in particular, access to client information systems and confidential information, and the potential liability with respect thereto, we may not be able to obtain insurance coverage in amounts adequate to cover any such liability on acceptable terms.  Our healthcare staffing services exposes us to potential malpractice claims, a growing area of litigation.  Furthermore, we are generally self-insured with respect to workers compensation claims, but maintain excess workers compensation coverage to limit our exposure for amounts over $3.5 million.  We maintain reserves for uninsured risks and other potential liabilities, but we may be unable to accurately estimate our exposure.  In addition, we face various other employment-related risks not covered by insurance, such as wage and hour laws and employment tax responsibility.  Any of these liabilities could have a material adverse effect on our business, operating results and financial condition.

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

Our future success depends, in part, on our ability to develop and implement technology services that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences.  We have developed and must continually update and improve our proprietary web-enabled WAND system, which provides an end-to-end solution for the engagement, management and tracking of the contingent workforce.  We use WAND for Human Capital Management Services through PrO Unlimited, but are reliant on a third party software for our RightSourcing Services program.  In addition to the RightSourcing Service program, we are reliant on third party vendors in updating and improving other technologies on which our business is dependent.  We may not be successful in anticipating or responding to the continuing developments in technology, industry standards and client preferences on a timely and cost-effective basis, and our ideas, or those of our software vendors, may not be accepted in the marketplace.  In addition, technologies developed by our competitors may make our service offerings, whether utilizing WAND or third party software,  noncompetitive or obsolete.  Any one of these circumstances could significantly reduce our ability to obtain new client engagements or to retain existing client engagements.

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

Despite these efforts, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use our proprietary information.  We do not have any patents or patent pending with respect to any of our products or services, including our WAND technology.  Existing copyright laws afford only limited protection.  As we expand our business globally, we also face increasing costs in copyrighting proprietary materials and registering trademarks in foreign countries.  In these cases, we face the risk that we will not receive copyright protection, or that local copyright laws will not be enforced, and the risk that we will be unable to protect (or even use) our U.S. registered or common law trademarks in some countries.

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

Our $95.0 million Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), imposes various restrictions on our activities without the consent of the lenders, including:

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

The PNC Credit Facility includes events of default and provides that, upon the occurrence of certain events of default, payment of all amounts payable under the PNC Credit Facility, including the principal amount of, and accrued interest on, the PNC Credit Facility may be accelerated.  See “Financial Condition, Liquidity and Capital Resources” in Item 7.

Our inability to repay or refinance or extend the PNC Credit Facility at its maturity would have a material adverse effect on our financial condition.

The PNC Credit Facility, under which we had $61.0 million in borrowings outstanding at March 7, 2010, matures on November 2, 2012.  Our inability to repay, refinance or extend the PNC Credit Facility at its maturity would have a material adverse effect on our financial condition.  We cannot predict whether capital will be available to us with interest rates and on terms acceptable to us, if at all, when the PNC Credit Facility matures.

Shares eligible for future sale may cause the market price for our common stock to decline even if our business is doing well.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.  A substantial number of shares of our common stock are held by persons other than affiliates.  In addition, as of the end of fiscal 2009, approximately 21.0 million shares of common stock or equivalent non-voting preferred shares are issuable to a trust in which John C. Fanning, our Chairman and Chief Executive officer, is the beneficiary, and a limited partnership of which Harry V. Maccarrone, our Executive Vice President and Chief Financial Officer, is the general partner and members of Mr. Fanning’s family are limited partners.  Subject to some limitations on the holder’s rights, the Company’s Series 2003A Preferred Stock, the Series 2003B Preferred Stock and the Series 2004A Preferred Stock, each of which continue to cumulate dividends, are convertible into these common or non-voting shares at conversion prices ranging from $0.54 to $1.70, which could have a potentially depressing effect on the market price of the Company’s common stock.  See notes 11 and 18 to our consolidated financial statements.

We could be required to write-off additional goodwill in future periods if our future operating results suffer.

In accordance with generally accepted accounting principles, we are required to review our goodwill for impairment at least annually.  Significant assumptions used in this analysis include expected future revenue growth rates, operating margins, working capital levels and tax rates, which are based on management’s expectation of future results.  In the fourth quarter of 2009, we wrote-off $16.1 million of goodwill in the Staff Augmentation segment, principally due to decreased sales and cash flows during 2009 and to lower projected cash flows in future periods than previously anticipated to occur prior to the recession.  We previously had write-offs of goodwill of $96.1 million, excluding $5.9 million relating to discontinued operations, in 2002 and 2003.   Unfavorable evaluations in future periods could cause us to write-off additional goodwill.  Continuation of current unfavorable economic conditions could heighten the risk of future write-offs, and significant write-offs could have a material adverse impact on our financial condition and results of operations.

Adverse results of tax audits could result in significant cash expenditures or exposure to unforeseen liabilities.

We are subject to periodic federal, state, local and foreign income tax audits for various tax years.  Although we attempt to comply with all taxing authority regulations, adverse findings or assessments made by the taxing authorities as the result of an audit could have a material adverse affect on us.  As described under “State Tax Audit” in Item 3 of this report and “Recent Developments” in Item 7 of this report, we recently settled a state tax examination related to certain non-income related business taxes for $2.8 million.  Some state regulatory and taxing authorities appear to us to be more aggressive in their positions, suggesting in some cases an effort to stem declines in tax revenues or close state budget shortfalls.  Federal regulators may also pursue positions and collections more aggressively to the extent of declining tax revenues.

Significant foreign currency fluctuations could affect our operating results and the clients that we service.

We conduct our operations in a number of foreign countries and the results of our local operations are reported in the applicable foreign currencies and then translated into U.S. dollars at the applicable foreign currency exchange rates for inclusion in our consolidated financial statements.  We are subject to exposure for devaluations and fluctuations in currency exchange rates, which, if we are successful in further growing and developing our foreign operations or these devaluations or fluctuations are significant, could potentially affect our investment in these foreign countries as well as on our cash flow and results of operations, or our willingness to continue operations in countries in which the risk of loss in currency transactions outweighs the potential profit from our these operations.  These risks are heightened in the current volatile economic environment, including the recent volatility in the value of the U.S. dollar and other currencies worldwide and instability in the credit markets.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

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

The loss of the services of key members of our senior management team or any other key management and operational personnel could adversely affect our business.

Our operations historically have been, and continue to be, dependent on the efforts of the executive team in our Woodbury headquarters, as well as on the performance and productivity of our key personnel with our PrO Unlimited subsidiary and other subsidiaries and divisions including regional operations executives, branch managing directors and field personnel.  John Fanning, our Chairman and Chief Executive Officer, age 78, has experienced health issues that have caused him to reduce his work load.  He has delegated significant day-to-day responsibilities to other officers, principally Harry V. Maccarrone, Executive Vice President, Chief Financial Officer, Robert Ende, Senior Vice President, Finance, and, as relates to the Company’s PrO Unlimited subsidiary, Andrew Shultz, its President.  The loss of key employees, such as those named above who have assumed greater responsibilities, could have an adverse effect on our operations, including our ability to maintain existing client relationships and attract new clients, particularly in the current economic climate.

In addition, our ability to attract and retain business is significantly affected by local relationships and the quality of service rendered by branch managerial personnel. If we are unable to attract and retain key employees to perform these services, our business, financial condition and results of operations could be materially adversely affected.

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

•
adverse general economic conditions, including withdrawals of investments in the stock markets generally and a tightening of credit available to potential acquirers of business, that result in lower average prices being paid for public company shares and lower valuations being placed on businesses;

•	other domestic and international macroeconomic factors unrelated to the Company's performance;

•	the Company's failure to meet the expectations of the investment community;

•	industry trends and the business success of the Company's customers;

•	loss of key customers;

•	fluctuations in the Company's results of operations; and

•	litigation.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company leases all of its office space and owns no real estate.  Excluding the Company’s headquarters, these leases are for office space ranging in size from small shared 1,000-square foot executive suites to facilities exceeding 10,000 square feet in size.  The remaining terms under the Company’s leases range from less than six months to 11 years.  The Company’s current headquarters in Woodbury, New York occupies approximately 38,000 square feet of space in two facilities under separate leases that expire on May 31, 2010.  Upon expiration of the existing Woodbury leases, we are scheduled to move to a 37,000 square foot headquarters facility in Bethpage, New York under a new lease we entered into in February 2010.  The new lease provides for a term of 11 years, subject to termination at our option after five years if specified conditions are satisfied.  In some instances our full-time staff employees work at the client’s site for which we do not incur any rental costs.

The Company believes that its current facilities and proposed new facilities are adequate for its present and reasonably anticipated future business requirements.  The Company does not anticipate difficulty locating additional facilities, if needed.

ITEM 3.  LEGAL PROCEEDINGS

Lake Calumet Matter:  In November 2003, the Company received a general notice letter from the United States Environmental Protection Agency (the “U.S. EPA”) that it is a potentially responsible party at Chicago’s Lake Calumet Cluster Site, which for decades beginning in the late 19th/early 20th centuries had served as a waste disposal site. In December 2004, the U.S. EPA sent the Company and numerous other companies special notice letters requiring the recipients to make an offer by a date certain to perform a remedial investigation and feasibility study (RI/FS) to select a remedy to clean up the site.  The Company’s predecessor, Apeco Corporation (“Apeco”), a manufacturer of photocopiers, allegedly sent waste material to this site.  The State of Illinois and the U.S. EPA have proposed that the site be designated as a Superfund site.  The Company is one of over 500 potentially responsible parties most of which may no longer be in operation or viable to which notices were sent, and the Company has joined a working group of more than 175 members representing potentially responsible parties (the “PRP working group”) for the purpose of responding to the U. S. EPA and the Illinois Environmental Protection Agency (the “Illinois EPA”).

The U.S. EPA and Illinois EPA currently allege that combined past costs for work at the site are close to $20.0 million and estimates to finish the cover remedy at the landfill portion of the site range between $10.0 million and $16.0 million.  Although the total volume of waste at the site has not been finalized, a draft interim allocation lists the Company’s total contribution of waste at the site at 13,904 gallons representing slightly less than 0.5% of current total volume estimates.  The Company recorded accruals representing the probable costs in connection with this matter of $150,000 in the fourth quarter of 2009.

Presently, the Illinois EPA has taken the lead in negotiating with the PRP working group at the site.  The Illinois EPA has also begun but not completed remedial activities directed toward placing an engineered cover to cap the site.  Recent discussions between the PRP working group and the Illinois EPA indicate that the agency is seeking a settlement for past costs and either funds to complete the cover remedy at the landfill portion of the site or an agreement by the PRP working group that it will complete the remedy.

The Company has made inquiries of the insurance carriers for Apeco to determine if it has coverage under old insurance policies.  No assurance can be given that the costs to the Company to resolve this claim will be within management’s estimates.

State Tax Audit:  In January 2010, the Company settled, for $2.8 million, a long-running state tax examination of certain business taxes covering the period from January 2002 through December 2009.  In this examination, the Company vigorously defended its filed tax return positions, which it continues to believe were proper and supportable.  However, the Company incurred significant professional costs in the examination process over a period of approximately five years and, in the face of incurring significant additional professional costs and satisfying state bonding requirements, we decided to end the examination by accepting settlement terms.  The Company previously recorded accruals in cost of services in connection with this matter, including $1.5 million in the second and third quarters of 2009 and $100,000 in prior years.  The resolution of this matter resulted in an additional accrual in the fourth quarter of 2009 of $1.2 million.

Other Matters:  The Company is also a party to contract and employment-related litigation matters, and audits of state and local tax returns arising in the ordinary course of its business.  In the opinion of Management, the aggregate liability, if any, with respect to such matters will not materially adversely affect our financial position, results of operations, or cash flows.  The Company expenses legal costs associated with contingencies when incurred.  The Company maintains general liability insurance, property insurance, automobile insurance, fidelity insurance, errors and omissions insurance, professional insurance, fiduciary insurance, and directors’ and officers’ liability insurance for domestic and foreign operations as management deems appropriate and prudent. The Company is generally self-insured with respect to workers compensation, but maintains excess workers compensation coverage to limit its aggregate exposure to losses from such claims.

ITEM 4.  [RESERVED]

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price and Dividends

The Company’s Common Stock is traded on the NYSE Amex (formerly, NYSE Alternext U.S. and, prior thereto, the American Stock Exchange) (NYSE Amex: CFS). The high and low reported sales prices for the Common Stock for the periods indicated were as follows:

Fiscal Year	Quarter	High ($)	Low ($)
2009	First Quarter	1.70	0.01	(1)
	Second Quarter	1.50	1.13
	Third Quarter	1.75	1.16
	Fourth Quarter	1.47	1.03

2008	First Quarter	2.65	1.20
	Second Quarter	2.19	1.60
	Third Quarter	2.05	0.70
	Fourth Quarter	1.65	0.52

(1)  Management considers this single after hours trade on an at-the-market sell order without a minimum price to have been an aberration, as the closing price reported on NYSE Amex for that day was $0.90 and the opening price the following day was $0.87.

The closing price of the Common Stock of the Company on March 19, 2010 was $1.15 per share.   As of such date, there were approximately 3,700 stockholders of record and 11,971,179 shares of Common Stock held by non-affiliates.  The aggregate market value of the voting stock held by non-affiliates of the registrant on March 19, 2010 was $13,766,856.

No dividends were declared or paid on the Common Stock during 2009.  The terms of the PNC Credit Facility effectively prohibit the payment of dividends.  In addition, until undeclared, cumulated dividends on its Series 2003A, 2003B and 2004A Preferred Stock (approximately $6.0 million in the aggregate at December 27, 2009) are fully paid, no dividends are permitted to be paid on Common Stock.  Accordingly, the Company does not anticipate that it will pay cash dividends on its Common Stock for the foreseeable future.

Equity Compensation Plan Information

The following table describes options and warrants issued as part of the Company’s equity compensation plans at the end of fiscal 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column).
Equity compensation plans approved by security holders (1)	2,655,000	$ 2.05	315,000
Equity compensation plans not approved by security holders	-	-	-
Total	2,655,000	$ 2.05	315,000

(1)      At December 27, 2009, the Company had two equity compensation plans that had been approved by stockholders, the Long-Term Stock Investment Plan (the “1993 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”).  Securities shown as being issuable pursuant to outstanding options, warrants and rights in the first column represent option grants made under the 1993 Plan and the 2002 Plan.  No options or other rights have been issuable under the 1993 Plan since December 31, 2002.  Accordingly, the number of securities shown in the third column as being available for future issuance includes only the shares of common stock remaining available for issuance under the 2002 Plan upon exercise of options or other rights that may be granted thereunder in future periods.  At the Company’s 2006 annual meeting of stockholders, the stockholders approved the increase in the number of shares issuable under the 2002 Plan from 1,000,000 to 2,000,000.

Convertible Instruments

The Company has outstanding 6,148 shares of Series 2003A Convertible Preferred Stock, 513 shares of Series 2003B Convertible Preferred Stock and 6,737 shares of Series 2004A Convertible Preferred Stock (collectively, “Series Preferred Stock”).  These shares of Series Preferred Stock are convertible into common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate).  The three classes of Series Preferred Stock are substantially identical except that the conversion price is $1.05 per share for the Series 2003A Preferred Stock, $0.54 per share for the Series 2003B Preferred Stock and $1.70 per share for the Series 2004A Preferred Stock.  The conversion price is the price at which a holder of shares of Series Preferred Stock may convert such instruments into common stock (or participating preferred stock).  Each share of Series Preferred Stock has a face amount of $1,000, has no voting rights and bears annual cumulative dividends of $75 per share (7.5% per annum).  See “Financial Condition, Liquidity and Capital Resources” in Item 7 and notes 11 and 18 to our consolidated financial statements for a discussion of the Series Preferred Stock.  If all of the outstanding shares of Series Preferred Stock were converted into common stock, the Company would have outstanding 15.7 million additional shares of common stock.

Until its repayment in full at maturity on December 2, 2009, the Company also had outstanding the Company’s 8% Convertible Subordinated Note (the “Convertible Note”) with outstanding principal of $1.9 million.   Through the date of maturity, the Convertible Note was convertible into common stock at $1.70 per share (or, in certain circumstances, into a participating preferred stock which in turn was convertible into common stock at the same effective rate).  See “Financial Condition, Liquidity and Capital Resources” in Item 7 and notes 9 and 18 to our consolidated financial statements for a discussion of the Convertible Note and the interests of related parties therein.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial data of the Company as of and for each of the five fiscal years in the period ended December 27, 2009. The Company derived the statement of operations and balance sheet data as of and for each of the five fiscal years in the period ended December 27, 2009 from its audited historical consolidated financial statements (in thousands, except per share data).

	2009	2008	2007	2006	2005
Statement of Operations Data:
Net sales of services	$563,788	$606,636	$586,685	$567,821	$539,841
Costs and expenses:
Cost of services	483,420	510,188	494,104	478,927	460,581
Selling, general and administrative expenses	69,732	77,129	74,012	68,821	59,919
Goodwill impairment (1)	16,100	-	-	-	-
Depreciation and amortization	3,599	3,156	2,803	3,095	3,700
Total costs and expenses	572,851	590,473	570,919	550,843	524,200
Operating (loss) income	(9,063)	16,163	15,766	16,978	15,641
Other (expense) income:
Interest expense	(2,132)	(4,400)	(7,669)	(9,369)	(10,744)
Loss on debt extinguishment (2)	-	(278)	(443)	(169)	(336)
Other income (expense), net	150	(1,064)	644	11	186
	(1,982)	(5,742)	(7,468)	(9,527)	(10,894)
(Loss) income from continuing operations before income taxes	(11,045)	10,421	8,298	7,451	4,747
Provision (benefit) for income taxes	1,106	4,535	3,309	3,373	(1,455)
(Loss) income from continuing operations	(12,151)	5,886	4,989	4,078	6,202
Income from discontinued operations, net of income taxes (3)	-	-	1,000	-	70
Net (loss) income	$(12,151)	$5,886	$5,989	$4,078	$6,272

Dividends on preferred stock	1,005	1,005	1,005	1,005	1,005
Net (loss) income available to common stockholders	$(13,156)	$4,881	$4,984	$3,073	$5,267

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.76)	$0.18	$0.16	$0.13	$0.21
Income from discontinued operations	-	-	0.03	-	-
Net (loss) income available to common stockholders	$(0.76)	$0.18	$0.19	$0.13	$0.21

Balance Sheet data:
Working capital	$16,609	$23,314	$34,513	$32,345	$43,163
Trade and funding receivables, net	133,245	149,704	131,264	127,249	118,916
Goodwill	15,973	32,073	32,073	32,073	32,073
Total assets	165,285	201,736	183,384	175,138	173,978
Total debt, including current maturities	56,600	69,978	83,858	89,770	105,792
Stockholders’ deficit (4)	(15,459)	(3,833)	(9,503)	(18,715)	(23,031)

(1)
The Company recorded a goodwill impairment charge of $16.1 million during the fourth quarter of 2009 as a charge against operating income in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Others.

(2)
During 2005, the Company repurchased some of its then outstanding 12% Senior Notes due December 1, 2010 (the “Senior Notes”), and, as a result of these repurchases, the Company recognized a loss on debt extinguishment of $336,000, net of $178,000 of deferred financing costs.  During 2006, the Company repurchased and redeemed additional Senior Notes, and, as a result of these repurchases and redemptions, the Company recognized a loss on debt extinguishment of $169,000, net of $128,000 of deferred financing costs.  During 2007, the Company redeemed and repurchased additional Senior Notes, and, as a result of the redemption and repurchase, the Company recognized a loss on debt extinguishment of $443,000, net of $137,000 of deferred financing costs.  During 2008, the Company redeemed and repurchased all remaining Senior Notes, and, as a result of the redemption and repurchase, the Company recognized a loss on debt extinguishment of $278,000, net of $108,000 of deferred financing costs.

(3)
Effective March 1, 2004, the Company sold its interest in two telecom subsidiaries in the Staff Augmentation segment.  In accordance with ASC Topic 360, Property, Plant, and Equipment, the results of operations from the sale of this telecom operation have been reclassified as discontinued operations.  The Company initiated a lawsuit against the purchaser of this telecom operation and, following mediation and extended negotiations, the parties reached a settlement in September 2007 under which $1.0 million was received by the Company in the fourth quarter of 2007.

(4)
In June 2006, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as ASC Topic 740, Income Taxes.   Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position.  The tax benefits recognized in the financial statements from such tax position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company adopted the provisions of ASC Topic 740 effective January 1, 2007.  The impact upon adoption was to decrease accumulated deficit by approximately $3.4 million and to decrease accruals for uncertain tax positions and related penalties and interest by a corresponding amount.

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

Recent Developments

As reported by the Bureau of Labor Statistics (U.S. Department of Labor) in a report released March 5, 2010, the unemployment rate was 9.7% in February 2010.  Job losses continued in construction and information, while employment continued to increase in contingent staffing.  However, nonfarm payroll employment continued to decline slightly in February 2010 (by 36,000) and the number of long-term unemployed has remained fairly constant since December 2009 at 6.1 million.  Since the start of the recession in December 2007 through February 2010, payroll employment has fallen by 8.4 million.

While the staffing industry has been significantly and adversely affected by current economic conditions and weak labor markets, the Department of Labor report offers an indication that the staffing industry may be seeing the beginning of a recovery, however modest.  The contingent staffing sector continued to show improvement in February 2010 with 48,000 jobs added.   Since reaching a low point in September 2009, employment in the contingent staffing sector has risen by 284,000.  Management continues to closely monitor economic conditions and government responses.

The Company recorded a goodwill impairment charge of $16.1 million in the Staff Augmentation segment in the fourth quarter of 2009 principally due to decreased sales and cash flows during 2009 and to lower projected cash flows in future periods than previously anticipated to occur prior to the recession.  See “Critical Accounting Policies and Estimates--Goodwill Impairment” in this Item 7.

We are also continuing our efforts to contain or reduce our general and administrative expenses.  In addition, the impact of the current credit markets on our interest expense through the third quarter of 2009 was limited, but under the amended and restated PNC Credit Facility that became effective November 2, 2009, our interest rates increased and we are incurring additional costs and fees in that connection.  See “Financial Condition, Liquidity and Capital Resources” in this Item 7 and note 9 to our consolidated financial statements for a discussion of the terms of the PNC Credit Facility.

In January 2010, the Company settled, for $2.8 million, a long-running state tax examination of certain non-income related business taxes covering the period from January 2002 through December 2009.  In this examination, the Company vigorously defended its filed tax return positions, which it continues to believe were proper and supportable.  However, the Company incurred significant professional costs in the examination process over a period of approximately five years and, in the face of incurring significant additional professional costs and satisfying state bonding requirements, we decided to end the examination by accepting settlement terms.  The Company previously recorded accruals in cost of services in connection with this matter, including $1.5 million in the second and third quarters of 2009 and $100,000 in prior years.  The resolution of this matter resulted in an additional expense of $1.2 million in the fourth quarter of 2009.

At its maturity on December 2, 2009, the Company repaid, in cash, the outstanding principal of $1.9 million plus interest accrued since June 1, 2009 of $74,389 under the Company’s Convertible Note.  Fanning CPD Assets, LP (the “Fanning CPD Partnership”), a limited partnership in which John C. Fanning, the Company’s Chairman and Chief Executive officer, held an 82.7% economic interest, was the holder of the Convertible Note until its repayment in full at its maturity.  Following repayment of the Convertible Note, the Fanning CPD Partnership was terminated and its assets, including the holdings in Preferred Stock described below, were distributed to its partners.  See “Convertible Instruments” in Item 5 and notes 9 and 18 to our consolidated financial statements.

 John Fanning, our Chairman and Chief Executive Officer, age 78, has experienced health issues that have caused him to reduce his work load.  He has delegated significant day-to-day responsibilities to other officers, principally Harry V. Maccarrone, Executive Vice President, Chief Financial Officer, Robert Ende,

Senior Vice President, Finance, and, as relates to the Company’s PrO Unlimited subsidiary, Andrew Shultz, its President.  In addition, the Board has established an executive committee consisting of Mr. Fanning, Mr. Maccarrone and Mr. Robinett, an independent director, to address policy questions that may arise between meetings of the Board, and to ensure that the Company will have a decision-making body in place as needed.

Results of Operations

Fiscal year ended December 27, 2009 compared to fiscal year ended December 28, 2008.

Net services for the year ended December 27, 2009 were $563.8 million, which represents a 7.1% decrease from the $606.6 million in net sales of services recorded for the year ended December 28, 2008.  In the Staff Augmentation segment, net sales of services decreased $46.8 million, or 21.9%, reflecting a decrease in clients’ demand for services in this segment and a reduction in clients serviced.  Net sales of services in the Financial Outsourcing Services segment decreased $1.2 million, or 37.7%,  due to a reduction of clients it services and reduced volume at existing clients.  This decrease was partially offset by an increase in sales of services in the Human Capital Management Services segment of $5.1 million, or 1.3% due primarily to the addition of new clients and increased services provided to certain existing clients.  While management believes that such an increase is reflective of a trend over the past decade for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary, the recent economic environment (see “Recent Developments” in this Item 7) has impacted this trend.

Cost of services for the year ended December 27, 2009 was 85.7% of net sales of services as compared to 84.1% for the year ended December 28, 2008.  This increase in cost of services as a percentage of net sales is primarily a result of pricing pressures, lower sales volume on higher margin services and less favorable workers compensation claim experience in 2009 compared to 2008.  In addition, the Company recorded an accrual of $2.7 million in 2009 related to a state tax examination settlement (see Item 3 of this report and note 13 to our consolidated financial statements).  Cost of services as a percentage of net sales of services in the Human Capital Management Services segment for the year ended December 27, 2009 was 87.5% as compared to 86.7% for 2008.  In the Staff Augmentation segment, cost of services as a percentage of net sales of services for 2009 was 82.6% as compared to 80.6% for 2008.

Selling, general and administrative expenses as a percentage of net sales of services were 12.4% for the year ended December 27, 2009, compared to 12.7% for the year ended December 28, 2008.  The $7.4 million decrease in selling, general and administrative expenses is primarily due to lower personnel costs in the Human Capital Management Services and Staff Augmentation segments and lower corporate expenses, principally as a result of the decrease of net sales of services discussed above.  This decrease was partially offset by $325,000 in litigation settlement expense relating to the long-running pipeline litigation that was resolved in the third quarter of 2009.  Management has undertaken and continues to undertake initiatives to reduce selling, general and administrative expenses and has been successful in reducing costs as sales decreased.

The Company recorded a goodwill impairment charge of $16.1 million in the Staff Augmentation segment in the fourth quarter of 2009, principally due to decreased sales and cash flows during 2009 and to lower projected cash flows in future periods than previously anticipated to occur prior to the recession.  See “Critical Accounting Policies and Estimates--Goodwill Impairment” in this Item 7.

Operating loss for the year ended December 27, 2009 was $9.1 million, or 1.6% of net sales, as compared to operating income of $16.2 million, or 2.7% of net sales, for the year ended December 28, 2008.  This operating loss for the fiscal year December 27, 2009 is principally attributable to the Company’s fourth quarter $16.1 million write-off and an increase in cost of services discussed above, partially offset by the decrease in selling, general, and administrative expenses discussed above.

The Company’s interest expense was principally attributable to interest recorded on the PNC Credit Facility, and, prior to its repayment at maturity in December 2009, the Convertible Note and, prior to their redemption in August 2008, the 12% Senior Notes (“Senior Notes”).  Interest expense of $2.1 million for 2009 was lower as compared to the interest expense of $4.4 million for 2008.  This decrease in interest expense was principally due to the repurchase and redemption of $6.5 million principal amount of Senior Notes in April 2008 and its final redemption of $5.2 million principal amount of Senior Notes in August 2008, and to lower interest rates under the PNC Credit Facility prior to the November 2009 amendments to the facility.   As a result of the repurchase and redemption of Senior Notes in 2008, the Company recognized a loss on debt extinguishment of $278,000 in the year ended December 28, 2008, including the write-off of $108,000 of deferred financing costs.

Other income, net, for the year ended December 27, 2009 of $150,000 compared to other expense, net of $1.1 million for the year ended December 28, 2008, principally consists of gains and losses, respectively, on foreign currency exchanges, and a gain reported in 2009 on the settlement of a third party dispute.

The income tax provision for the year ended December 27, 2009 was $1.1 million on loss before income taxes of $11.0 million.  The income tax provision for the year ended December 28, 2008 was $4.5 million (a rate of 43.5%) on income before income taxes of $10.4 million.  The difference between the federal statutory income tax rate and the Company’s effective tax rates relates primarily to the non-deductibility of a significant portion of the goodwill impairment discussed above, state income taxes and a disallowance for travel and entertainment expenses.  Included in the income tax provision for the year ended December 28, 2008 are discrete items related to an income tax benefit for certain return-to-provision items based on the filing of the Company’s 2007 tax return, partially offset by the accrual of interest pursuant to ASC Topic 740.

The Company’s total unrecognized tax benefit as of December 27, 2009 was approximately $1.1 million, which, if recognized, would affect the Company’s effective tax rate.  For the year ended December 27, 2009, the Company recognized approximately $36,000 of accrued interest and penalties which are reflected in the tax provision.

Fiscal Year ended December 28, 2008 compared to fiscal year ended December 30, 2007

Net sales of services for the year ended December 28, 2008 were $606.6 million, which represents a 3.4% increase from the $586.7 million in net sales of services recorded for the year ended December 30, 2007.  Net sales of services in the Human Capital Management Services segment increased by $25.8 million, or 7.1%, due primarily to an increase in services provided to new clients.  While management believes that such an increase is reflective of a trend over the past decade for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary, the recent economic environment (see “Recent Developments” in this Item 7) has impacted this trend.  Management has observed that, in 2008, PrO’s customers generally did not seek to expand the scope of services they engaged PrO to perform.   In the Staff Augmentation segment, net sales of services decreased $5.6 million, or 2.5%, which decrease was principally attributable to the decrease of services provided to technical services customers, partially offset by an increase in services provided to healthcare support services and information technology customers.

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

The income tax provision for the year ended December 28, 2008 was $4.5 million (a rate of 43.5%) on income from continuing operations before income taxes of $10.4 million.  Included in the income tax provision for the year ended December 28, 2008 are discrete items related to an income tax benefit for certain return-to-provision items based on the filing of the Company’s 2007 tax return, partially offset by the accrual of interest pursuant to ASC Topic 740.  The income tax provision for the year ended December 30, 2007 was $3.3 million (a rate of 39.9%) on income from continuing operations before income taxes of $8.3 million.  Included in the income tax provision for fiscal 2007 is an income tax benefit related to certain tax deductions realized upon the dissolution of a subsidiary that operated one branch office that has been closed.

The Company’s total unrecognized tax benefit as of December 28, 2008 was approximately $818,000, which, if recognized, would affect the Company’s effective tax rate.  As of December 28, 2008, the Company had approximately $24,000 of accrued interest and penalties which are reflected in the tax provision.

In accordance with ASC Topic 360, the results of operations from the sale of the Company’s niche telecom operations (as described in note 19 to our consolidated financial statements) have been recorded as discontinued operations.   The net income from discontinued operations was $1.0 million for the year ended December 30, 2007, which represented the settlement received in November 2007.  As a result of a capital loss relating to this settlement, no provision for income taxes was recorded.

Financial Condition, Liquidity and Capital Resources

Management has continued to observe tight credit markets with higher borrowing costs, and weak labor markets that have contributed to declines in revenues during 2009 as compared to 2008.  Although some indications suggest that the current economic climate in the United States is improving, employment in the United States has yet to reverse its declines.  Continued weakness in the labor markets coupled with the tight credit markets could affect our liquidity in future periods in a number of ways, including by:

•	depressing the demand for contingent staff, although recent government reports indicate an increase in jobs for contingent workers;

•	affecting our clients’ ability to timely make payment on our invoices, particularly if they are unable to obtain working capital financing or the costs of this financing increases; and

•	increasing our own interest expense under the PNC Credit Facility, as recently amended.

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

To the extent the Company grows, these receivables will increase and there will be greater need for borrowing availability under the PNC Credit Facility.  However, in recent periods we have had significant unused availability--on which we paid a commitment fee of 0.25% per annum.  In negotiating the extension of the PNC Credit Facility in 2009, management requested that the maximum availability under the facility be reduced to $95.0 million from $110.0 million. The new commitment fee is 0.375% on unused availability.

At December 27, 2009, we had outstanding $56.6 million principal amount under the PNC Credit Facility with remaining availability of up to $22.8 million based upon the borrowing base, as defined under the PNC Credit Facility agreement, to fund operations.

Off-Balance Sheet and Contractual Obligations: As of December 27, 2009, we had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below.  The table set forth below shows contractual commitments associated with operating lease agreements, employment agreements and principal repayments on debt obligations (excluding interest) calculated as of December 27, 2009:

	Payments due by fiscal year (in thousands)
	2010	2011	2012	2013	Thereafter
Operating Leases (1)	$2,119	$1,477	$974	$155	$69
Employment Agreements	1,095	-	-	-	-
PNC Credit Facility principal repayments	-	-	56,600	-	-
Total	$3,214	$1,477	$57,574	$155	$69

(1)
Represents payments under our current lease in Woodbury, New York.  In February 2010, we entered into a new lease for our headquarters facility in Bethpage, New York, and this table does not include that obligation.  We expect to take possession of the facility in June 2010 and to pay monthly rent as follows:

Payments due by fiscal year (in thousands)
2010	$447
2011	780
2012	804
2013	828
Thereafter	6,072
Total	$8,931

COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, are parties to the PNC Credit Facility with PNC, as a lender and administrative agent, and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.  The Company entered into the PNC Credit Facility in June 2003 and it has been subject to nine amendments, including an amendment and restatement effective November 2, 2009 under which the term was extended from July 24, 2010 to November 2, 2012 and, as discussed above, the maximum availability was reduced to $95.0 million from $110.0 million.  In addition, reflective of current credit markets, the interest rate was increased.  Prior to the effective date of the amendment, borrowings bore interest, at the Company’s option, at a per annum rate equal to (1) the higher of the federal funds rate plus 0.5% or the base commercial lending rate of PNC as announced from time to time, or (2) LIBOR plus a specified margin, ranging from 1.5% to 2.5% based upon the Company’s fixed charged ratio.  Beginning on the effective date of the amendment, the existing as well as new borrowings under the PNC Credit Facility bear interest, at the Company’s option:

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

The PNC Credit Facility also provides for a commitment fee of 0.375% (0.25% prior to the November 2, 2009 restatement) of the unused portion of the facility.

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

The Company also had standby letters of credit outstanding under the PNC Credit Facility at December 27, 2009 in the aggregate amount of $3.6 million, principally as security for the Company’s obligations under its workers compensation insurance policies.

As reported in the accompanying cash flow statement, during 2009, our primary source of funds was $13.2 million provided by operating activities due primarily to the results of the Company, excluding the $16.1 million non-cash goodwill impairment charge, which was offset by $14.3 million used in financing activities.  We also used cash of $2.2 million in investing activities due to the purchases of property and equipment.

At December 27, 2009, we had outstanding $56.6 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 4.27% per annum.

At its maturity on December 2, 2009, the Company repaid, in cash, the outstanding principal of $1.9 million plus interest accrued since June 1, 2009 of approximately $74,000 under the Company’s Convertible Note using funds available under the PNC Credit Facility.

Our Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at December 27, 2009 there were cumulated, unpaid and undeclared dividends of $3.2 million on the Series 2003A Preferred Stock, $241,000 on the Series 2003B Preferred Stock and $2.6 million on the Series 2004A Preferred Stock.  If such dividends and underlying instruments were converted to voting or non-voting common stock, the aggregate amount would equal 15.7 million shares at December 27, 2009 (as compared to 14.9 million shares at December 28, 2008).

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next 12 months.  The Company was in compliance with all covenants under the PNC Credit Facility at December 27, 2009 and expects to remain in compliance for the next 12 months.

The Company undergoes audits for certain state and local tax returns from time to time.  We recently settled for $2.8 million a state tax examination related to certain non-income related business taxes, as described above under “Recent Developments” in this Item 7 and in Item 3.  The Company has agreed to pay the settlement amount in installments by the end of the second quarter of 2010.  Except for this settlement, the possible effects of other audits are not expected to have a material effect upon the Company’s results of operations.

In 2006, COMFORCE Technical Services, Inc. (“CTS”) entered into a contract with a United States government agency (the “Agency”) to provide technical, operational and professional services in foreign countries throughout the world for humanitarian purposes.  Persons employed by CTS in the host countries include U.S. nationals, nationals of the host countries (local nationals) and nationals of other countries (third country nationals). The contract provides, generally, that the U.S. government will reimburse the Company for all direct labor properly chargeable to the contract plus fringe benefits, in some cases at specified rates and profit.  Although not anticipated, the amount of foreign payroll taxes and other taxes related to these employees could potentially exceed the amount available to us from our own resources or under the PNC Credit Facility. See note 13 to our consolidated financial statements.

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

In accordance with ASC Topic 605-45, Principal Agent Considerations, reimbursements received by the Company for out-of-pocket expenses are characterized as revenue.

The Company follows ASC Topic 605-45, Principal Agent Considerations, in the presentation of revenues and expenses.  This guidance requires that the Company assess whether it acts as a principal in the transaction or as an agent acting on behalf of others.  In situations where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in our consolidated statements of operations.

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

Accrued Workers Compensation Liability

The Company records its estimate of the ultimate cost of, and liabilities for, workers compensation based on actuarial computations using the Company's loss history as well as industry statistics.  Furthermore, in determining its liabilities, the Company includes amounts for estimated claims incurred but not reported.  The ultimate cost of workers compensation will depend on actual costs incurred to settle the claims and may differ from the liabilities recorded for those claims, subject to stop loss limits under our insurance policy.

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

Goodwill Impairment

The Company is required to test goodwill for impairment in accordance with the provisions of ASC Topic 350, Intangibles--Goodwill and Other, as of the end of each fiscal year or earlier during each fiscal year as circumstances require.  The Company tested for goodwill impairment as of the end of the fourth quarter of 2009 and, as a result of this testing, wrote-off $16.1 million of goodwill in the Staff Augmentation segment.

In connection with these goodwill tests, the Company engages an independent valuation firm to assist management in the determination of the fair values of its reporting units (as defined by ASC Topic 350).  In its determination of the fair values, the firm engaged by the Company primarily utilizes a discounted cash flow analysis as well as various other valuation approaches, including (i) capitalization multiples of companies with investment characteristics resembling those of the reporting units, (ii) the enterprise value of the Company, and (iii) asset and liability structure.

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

Share-based Payment

With our adoption of the FASB guidance now codified as ASC Topic 718, Compensation--Stock Compensation, effective December 26, 2005, we are required to record the fair value of share-based payment awards as an expense.  In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes-Merton option-pricing model.  Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield.  Expected volatilities are based on historical volatility of our shares using daily price observations over a period consistent with the expected life.  For options granted in fiscal 2006 and later, we use historical experience for similar awards, giving consideration to the contractual terms of the share-based awards, including their vesting and termination provisions, or the “simplified method” prescribed in the safe harbor guidance under SEC Staff Accounting Bulletin No. 107, to the extent applicable, to estimate the expected life of options.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods similar to the expected life.  While the risk-free interest rate and dividend yield are less subjective assumptions that, typically, are based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment which makes them critical accounting estimates.

New Accounting Pronouncements

In December 2007, the FASB issued guidance now codified as ASC Topic 805, Business Combinations.  This standard was adopted on December 29, 2008, and applies prospectively to business combinations for which the acquisition date is on or after December 29, 2008.   ASC Topic 805 significantly changes the accounting for acquisitions.  Some of the major provisions are that acquisition related costs will generally be expensed as incurred, contingent consideration will be recorded at fair value on the acquisition date, with adjustments to certain forms of contingent liabilities impacting the results of operations.  The impact that ASC Topic 805 will have on our consolidated financial statements will depend on the nature, terms, and size of any such business combinations, if any.

In December 2007, the FASB issued guidance now codified as ASC Topic 810, Consolidation.  ASC Topic 810-10-65 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity.  Under ASC Topic 810, a change in control will be measured at fair value, with any gain or loss recognized in earnings.  The effective date for ASC Topic 810 was December 29, 2008 for the Company.  We currently do not have minority interests in our consolidated subsidiaries and the adoption of ASC Topic 810 had no impact on our financial position or results of operations.

On December 31, 2007, we adopted certain provisions of ASC Topic 820, Fair Value Measurements and Disclosure.  ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  ASC Topic 820 applies when another standard requires or permits assets or liabilities to be measured at fair value.  Accordingly, ASC Topic 820 does not require any new fair value measurements. On December 29, 2008, we adopted the remaining provisions of ASC Topic 820 as it relates to non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of ASC Topic 820 did not materially impact our consolidated financial statements. See note 5 to our consolidated financial statements for a discussion of the fair value measurement consideration relating to goodwill.

In April 2009, the FASB issued ASC Topic 825, Financial Instruments.  ASC Topic 825 requires interim disclosures regarding the fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  Additionally, ASC Topic 825 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  ASC Topic 825 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009.  All appropriate disclosures have been made, where applicable.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, Subsequent Events, but this guidance was amended by new authoritative guidance issued in February 2010.  The original guidance required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date--that is, whether that date represents the date the financial statements were issued or were available to be issued.  The new guidance removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  This amendment removes potential conflicts with SEC requirements. ASC Topic 855 became effective for the Company as of June 28, 2009.  See note 21 to our consolidated financial statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, Generally Accepted Accounting Principles.  ASC Topic 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States.   ASC Topic 105 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted ASC Topic 105 in the third quarter of 2009.  This pronouncement had no effect on the Company’s consolidated financial statements.

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

•
increases in the effective rates of any payroll-related or business taxes or costs that we are unable to pass on to or recover from our clients, particularly in a climate of heightened competitive pressure;

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

•	our inability to successfully develop new services or enhance our existing services as the markets in which we compete grow more competitive;

•	continuing unfavorable developments in our business may result in the necessity of writing off goodwill in future periods, in addition to write-offs in 2009 and earlier periods;

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 27, 2009, we had $56.6 million outstanding under the PNC Credit Facility bearing variable rate interest at the weighted average interest rate of 4.27% per annum as compared to $68.2 million outstanding at December 28, 2008 at a weighted average interest rate of 3.35% per annum.  Our interest costs increased in the fourth quarter of 2009 due to the amendment and extension of the PNC Credit Facility.  Prior to the effective date of the amendment, our LIBOR-based borrowings bore interest at a per annum rate equal to LIBOR plus margins ranging from 1.5% to 2.5% depending upon our fixed charge ratio.  Beginning on the effective date of the amendment, the existing as well as new LIBOR-based borrowings under the PNC Credit Facility bear interest equal to 2.75% plus the higher of  (1) LIBOR, adjusted to take into account any changes in the Federal Reserve requirements for bank eurocurrency fundings, or (2) 1.50%.  As described above in Item 7 under “Financial Condition, Liquidity and Capital Resources,” we may also elect to borrow based on domestic measures (subject to floors, including by reference to LIBOR).  Assuming an immediate 10.0% increase in the weighted average interest rate of 4.27% in variable rate obligations of $56.6 million, the impact to the Company in annualized interest expense would be approximately $242,000.

The Company has not entered into any swap agreements or other hedging transactions as a means of limiting exposure to interest rate or foreign currency fluctuations.  Although the Company provides its services in several countries, including Great Britain, Hong Kong and Japan, based upon the current level of investments in these countries, it does not believe that even a 25% change in foreign currency rates would have a material impact to the Company’s financial position.

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

The Company’s management assessed the effectiveness of internal control over financial reporting as of December 27, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this assessment, the Company’s management identified no material weaknesses in its internal control over financial reporting and has concluded that, as of December 27, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

During the Company’s fiscal quarter ended December 27, 2009, there were no changes in the Company’s internal controls over financial reporting that have materially and adversely affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management of the Company has also evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 27, 2009.  Based upon this evaluation, our management has concluded that, as of December 27, 2009, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 26, 2010 and is incorporated by reference herein.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 26, 2010 and is incorporated by reference herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 26, 2010 and is incorporated by reference herein.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 26, 2010 and is incorporated by reference herein.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section will be included in the Company’s Proxy Statement, which will be filed with the Securities and Exchange Commission on or before April 26, 2010 and is incorporated by reference herein.

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
Date: March 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ John C. Fanning
John C. Fanning	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2010

/s/ Harry V. Maccarrone
Harry V. Maccarrone	Executive Vice President and Director (Principal Financial and Accounting Officer)	March 25, 2010

/s/ Rosemary Maniscalco
Rosemary Maniscalco	Vice Chairman and Director	March 25, 2010

/s/ Daniel Raynor
Daniel Raynor	Director	March 25, 2010

/s/ Gordon Robinett
Gordon Robinett	Director	March 25, 2010

/s/ Kenneth J. Daley
Kenneth J. Daley	Director	March 25, 2010

/s/ Pierce J. Flynn
Pierce J. Flynn	Director	March 25, 2010

COMFORCE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
COMFORCE Corporation:

We have audited the accompanying consolidated balance sheets of COMFORCE Corporation and subsidiaries, as of December 27, 2009 and December 28, 2008, and the related consolidated statements of operations, stockholders’ deficit and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended December 27, 2009, and the related financial statement schedule listed in Item 15 (a)(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COMFORCE Corporation and subsidiaries as of December 27, 2009 and December 28, 2008, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 27, 2009 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Melville, New York

March 25, 2010

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 27, 2009 and December 28, 2008
(in thousands, except share and per share amounts)

Assets	December 27, 2009	December 28, 2008
Current assets:
Cash and cash equivalents	$2,986	$6,137
Accounts receivable, less allowance of $94 in 2009 and $92 in 2008	125,138	140,763
Funding and service fees receivable, less allowance of $8 in 2009 and $20 in 2008	8,107	8,941
Prepaid expenses and other current assets	3,003	3,014
Deferred income taxes, net	707	353
Total current assets	139,941	159,208
Property and equipment, net	8,624	10,057
Deferred financing costs, net	634	213
Goodwill	15,973	32,073
Other assets, net	113	185
Total assets	$165,285	$201,736
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,491	$2,675
Short-term debt (related party)	-	1,778
Accrued expenses	120,841	131,441
Total current liabilities	123,332	135,894
Long-term debt	56,600	68,200
Deferred income taxes, net	636	1,074
Other liabilities	176	401
Total liabilities	180,744	205,569
Commitments and contingencies (note 13)
Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized, 17,387,663 and 17,387,560 shares issued and outstanding in 2009 and 2008, respectively	174	174
Convertible preferred stock, $.01 par value:	4,304	4,304
Series 2003A, 6,500 shares authorized, 6,148 shares issued and outstanding at December 27, 2009 and December 28, 2008, with an aggregate liquidation preference of $9,311 at December 27, 2009 and $8,850 at December 28, 2008

Series 2003B, 3,500 shares authorized, 513 shares issued and outstanding at December 27, 2009 and December 28, 2008, with an aggregate liquidation preference of $752, at December 27, 2009 and $714 at December 28, 2008	513	513
Series 2004A, 15,000 shares authorized, 6,737 shares issued and outstanding at December 27, 2009 and December 28, 2008, with an aggregate liquidation preference of $9,296 at December 27, 2009 and $8,790 at December 28, 2008	10,264	10,264
Additional paid-in capital	48,700	48,406
Accumulated other comprehensive loss	(291)	(522)
Accumulated deficit	(79,123)	(66,972)
Total stockholders’ deficit	(15,459)	(3,833)
Total liabilities and stockholders’ deficit	$165,285	$201,736

The accompanying notes are an integral part of these consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
For the fiscal years ended December 27, 2009, December 28, 2008 and December 30, 2007
(in thousands, except per share amounts)

	December 27, 2009	December 28, 2008	December 30, 2007

Net sales of services	$563,788	$606,636	$586,685
Costs and expenses:
Cost of services	483,420	510,188	494,104
Selling, general and administrative expenses	69,732	77,129	74,012
Goodwill impairment	16,100	-	-
Depreciation and amortization	3,599	3,156	2,803
Total costs and expenses	572,851	590,473	570,919
Operating (loss) income	(9,063)	16,163	15,766
Other (expense) income:
Interest expense	(2,132)	(4,400)	(7,669)
Loss on debt extinguishment	-	(278)	(443)
Other income (expense), net	150	(1,064)	644
	(1,982)	(5,742)	(7,468)
(Loss) income from continuing operations before income taxes	(11,045)	10,421	8,298
Provision for income taxes	1,106	4,535	3,309
(Loss) income from continuing operations	(12,151)	5,886	4,989
Income from discontinued operations, net of tax benefits of $0 in 2007	-	-	1,000
Net (loss) income	$(12,151)	$5,886	$5,989
Dividends on preferred stock	1,005	1,005	1,005
Net (loss) income available to common stockholders	$(13,156)	$4,881	$4,984
Basic (loss) income per common share:
(Loss) income from continuing operations	$(0.76)	$0.28	$0.23
Income from discontinued operations	-	-	0.06
Net (loss) income	$(0.76)	$0.28	$0.29
Diluted (loss)income per common share:
(Loss) income from continuing operations	$(0.76)	$0.18	$0.16
Income from discontinued operations	-	-	0.03
Net (loss) income	$(0.76)	$0.18	$0.19
Weighted average common shares outstanding, basic	17,388	17,388	17,385
Weighted average common shares outstanding, diluted	17,388	32,580	31,870

The accompanying notes are an integral part of these consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit and Comprehensive Income
Fiscal years ended December 27, 2009, December 28, 2008 and, December 30, 2007
(in thousands, except share amounts)

	Common stock		Preferred stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total stock-holders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	deficit

Balance at December 31, 2006	17,370,551	$174	13,398	$15,081	$48,190	$55	$(82,215)	$(18,715)
Comprehensive income:
Net income	-	-	-	-	-	-	5,989	5,989
Adoption of FASB Interpretation No. 48	-	-	-	-	-	-	3,368	3,368
Foreign currency translation adjustment, net of tax of $199	-	-	-	-	-	(311)		(311)
Total comprehensive income								9,046
Exercise of stock options, including excess tax benefit of $5	17,000	-	-	-	30	-	-	30
Issuance of common stock	2	-	-	-	-	-	-	-
Share-based payment compensation expense	-	-	-	-	90	-	-	90
Beneficial conversion feature attributable to 8% Notes, net of tax of $3	-	-	-	-	46	-	-	46
Balance at December 30, 2007	17,387,553	174	13,398	15,081	48,356	(256)	(72,858)	(9,503)
Comprehensive income:
Net income	-	-	-	-	-	-	5,886	5,886
Foreign currency translation adjustment, net of tax of $181	-	-	-	-	-	(266)		(266)
Total comprehensive income								5,620
Issuance of common stock	7	-	-	-	-	-	-	-
Share-based payment compensation expense	-	-	-	-	65	-	-	65
Beneficial conversion feature attributable to 8% Notes, net of tax of $26	-	-	-	-	(15)	-	-	(15)
Balance at December 28, 2008	17,387,560	174	13,398	15,081	48,406	(522)	(66,972)	(3,833)
Comprehensive loss:
Net loss	-	-	-	-	-	-	(12,151)	(12,151)
Foreign currency translation adjustment, net of tax of $154	-	-	-	-	-	231	-	231
Total comprehensive (loss)	-	-	-	-	-	-	-	(11,920)
Issuance of common stock	103	-	-	-	-	-	-	-
Share-based payment compensation expense	-	-	-	-	288	-	-	288
Other	-	-	-	-	6	-	-	6
Balance of December 27, 2009	17,387,663	$174	13,398	$15,081	$48,700	$(291)	$(79,123)	$(15,459)

The accompanying notes are an integral part of these consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Fiscal years ended December 27, 2009, December 28, 2008 and December 30, 2007
(in thousands)

	December 27, 2009	December 28, 2008	December 30, 2007
Cash flows from operating activities:
Net (loss) income	$(12,151)	$5,886	$5,989
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,599	3,156	2,803
Amortization of deferred financing costs	173	173	204
Net recoveries of bad debts	(10)	(60)	(103)
Deferred income taxes	(946)	1,428	1,413
Interest expense paid by the issuance of convertible notes	71	134	124
Gain from sale of discontinued niche telecom operations	-	-	(1,000)
Loss on repurchase of Senior Notes	-	278	443
Goodwill impairment	16,100	-	-
Share-based payment compensation expense	288	65	90
Excess tax benefit from stock option exercises	-	-	(5)
Changes in assets and liabilities:
Accounts, funding and service fees receivable	16,646	(19,938)	(3,606)
Prepaid expenses and other assets	72	1,463	466
Income taxes receivable	15	(19)	(121)
Accounts payable and accrued expenses	(10,673)	27,156	6,124
Net cash provided by operating activities	13,184	19,722	12,821
Cash flows from investing activities:
Purchases of property and equipment	(2,166)	(5,490)	(4,427)
Net cash used in investing activities	(2,166)	(5,490)	(4,427)
Net cash provided by discontinued investing activities	-	-	1,000
Cash flows from financing activities:
Net (repayments) borrowings under line of credit agreements	(11,600)	(2,300)	5,140
Repurchases of Senior Notes	-	(11,884)	(11,482)
Repayment of 8% Subordinated Convertible Note	(1,849)	-	-
Debt financing costs	(594)	-	(13)
Excess tax benefit from stock option exercises	-	-	5
Proceeds from exercise of stock options	-	-	25
Repayments under capital lease obligations	(254)	(236)	(152)
Net cash used in financing activities	(14,297)	(14,420)	(6,477)
Net (decrease) increase in cash and cash equivalents	(3,279)	(188)	2,917
Effect of exchange rates on cash	128	(329)	(45)
Cash and cash equivalents, beginning of fiscal year	6,137	6,654	3,782
Cash and cash equivalents, end of fiscal year	$2,986	$6,137	$6,654
Supplemental cash flow information:
Cash paid during the fiscal year for:
Interest	$1,789	$4,429	$7,651
Income taxes	2,788	1,009	2,317
Supplemental schedule of significant non-cash investing and financing activities:
Capital lease obligations incurred for the purchase of new equipment	-	-	723

The accompanying notes are an integral part of these consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

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

(2)	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year consists of the 52 or 53 weeks ending on the last Sunday in December.  The Company’s most recently completed fiscal year ended on December 27, 2009.  Fiscal years 2009, 2008 and 2007 each contained 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of COMFORCE, COI and their subsidiaries, all of which are wholly-owned.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Staff Augmentation and Human Capital Management Services:  The Company provides supplemental staff to its customers under arrangements that typically require supervision by the customers’ management for a period of time.  In these arrangements, the Company is solely responsible for employees engaged to provide services to a customer.  The Company is the sole employer of record, pays the employees’ wages, pays unemployment taxes and workers compensation insurance premiums, provides health insurance and other benefits to eligible employees, and is responsible for paying all related taxes.  The Company enters into service agreements with its customers, negotiates the terms of the services, including pricing, and bears the credit risk relative to customer payments.  The Company bills its customers for these services with payment terms generally due upon receipt of the invoice.  Revenue under these arrangements is recognized upon the performance of the service by the Company’s employees.  The associated payroll costs are recorded as cost of sales.  There is no right of cancellation or refund provisions in these arrangements and the Company has no further obligations once the services are rendered by the employee.

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

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

In accordance with Accounting Standards Codification (“ASC”) Topic 605-45, Principal Agent Considerations, reimbursements received by the Company for out-of-pocket expenses are characterized as revenue.

The Company follows ASC 605-45, Principal Agent Considerations, in the presentation of revenues and expenses.  This guidance requires that the Company assess whether it acts as a principal in the transaction or as an agent acting on behalf of others.  In situations where the Company is the principal in the transaction and has the risks and rewards of ownership, the transactions are recorded gross in our consolidated statements of operations.

Staff Augmentation:  A portion of the Company’s revenue is attributable to license agreements.  Under the terms of such license agreements, the Company is fully responsible for the payment of the employees.  The Company submits all invoices for services performed to the customers and they are required to remit their payments for services performed directly to the Company.  The Company includes these revenues and related direct costs in its net sales of services and cost of services on a gross basis.  The net distribution to the licensee is based on a percentage of gross profit generated.  The net distributions to licensees included in selling, general and administrative expenses for the fiscal years ended December 27, 2009, December 28, 2008 and December 30, 2007 were approximately $1,279,000, $1,852,000 and $2,147,000, respectively.

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity at the time of purchase of three months or less to be cash equivalents.  Cash equivalents consist of overnight deposits.  The Company reflects book overdraft positions within operating cash flows, when the bank has not advanced cash to the Company.

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

Property and Equipment

Property and equipment are carried at cost.  Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the shorter of the life of the lease or of the improvement.  Maintenance and repairs are charged to expense as incurred and improvements that extend the useful life of the related asset are capitalized.  The Company capitalizes its internal costs related to the development of software for internal use under the provisions of ASC Topic 350, which are amortized over the estimated life of the software of approximately three to five years.

If events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition in accordance with the guidance issued by the Financial Accounting Standards Board (“FASB”) now codified as ASC Topic 360, Property, Plant, and Equipment.  If the sum of the expected undiscounted future cash flows is less than the carrying amount of the long-lived asset, an impairment loss is recognized for the difference between the fair value and carrying amount of the asset.

Goodwill

The Company applies the guidance issued by the FASB that is now codified as ASC Topic 350, Intangibles--Goodwill and Other, to evaluate goodwill impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred.  ASC Topic 350 requires that goodwill be tested for impairment at the reporting unit level.  The Company’s reporting units are represented by the reportable segments (see note 17).  Goodwill is tested for impairment using a two-step process.  In the first step, the fair market value of a reporting unit is compared to its carrying value.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is not considered impaired and no further testing is required.  The Company engages an independent valuation specialist to assist with the determination of the fair value of reporting units which is based on a combination of both the income approach and the market approach of the valuation analysis.  Under the income approach, fair value is determined based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Company.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

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

If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill.  Determining the implied fair value of goodwill requires valuation of a reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference.

The Company tested its goodwill for impairment as of the end of the fourth quarter of 2009 and, as a result of this testing, we recorded an impairment charge of $16.1 million in our Staff Augmentation segment.  This impairment was principally due to decreased sales and cash flows in the Staff Augmentation segment during 2009 and to lower projected cash flows in future periods than previously anticipated to occur prior to the recession.

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

In June 2006, the FASB issued guidance now codified as ASC Topic 740, Income Taxes.  Under ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the tax position.  The tax benefits recognized in the financial statements from such tax position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company adopted the guidance now codified as ASC Topic 740 effective January 1, 2007.  The impact upon adoption was to decrease accumulated deficit in 2007 by approximately $3.4 million and to decrease accruals for uncertain tax positions and related penalties and interest by a corresponding amount.

The Company recognizes accrued interest and penalties related to income tax matters within the provision for income tax expense.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as to provide disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Some of the significant estimates involved are the collectibility of receivables, the recoverability of long-lived assets, recoverability of deferred tax assets, goodwill, accrued workers compensation liabilities, reserves for litigation and contingencies and the fair value of share-based payment compensation.  Particularly given current global economic conditions,  estimates are subject to uncertainty and actual results could differ from those estimates.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

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

Deferred Financing Costs

Deferred financing costs consist of costs associated with the issuance of the Company’s debt.  Such costs are amortized over the three-year life of the related debt, and unamortized costs are fully expensed upon discharge of indebtedness.  The Company wrote-off deferred financing costs of $108,000 in fiscal 2008 and $137,000 in fiscal 2007 due to the early extinguishment of debt.  Such costs are included in loss on debt extinguishment in the consolidated statements of operations.  The amendment and extension of the Company’s revolving credit facility in November 2009 resulted in the deferral of the unamortized financing costs of $594,000.

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

Accrued Workers Compensation Liability

The Company is generally self-insured with respect to workers compensation claims, but maintains excess workers compensation coverage to limit exposure for amounts over $3.5 million.  The Company records its estimate of the ultimate cost of, and liabilities for, workers compensation obligations based on actuarial computations using the Company's loss history as well as industry statistics.  In determining its liabilities, the Company includes amounts for estimated claims incurred but not reported.

The ultimate cost of workers compensation will depend on actual costs incurred to settle the claims and may differ from the liabilities established by the Company for those claims, subject to stop loss limits under our insurance policy.  Accruals for workers compensation claims are included in accrued expenses in the consolidated balance sheets.

Stock Compensation Plans

Under the provisions of ASC Topic 718, Compensation--Stock Compensation, share-based payments are measured at the grant date, based on the fair value of the award, and are expensed over the requisite service period.  For the fiscal year ended December 27, 2009, $288,000 of compensation expense was recorded within selling,

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

general and administrative expense and the Company recognized an income tax benefit of $114,000 related to such expense.  For the fiscal year ended December 28, 2008, $65,000 of compensation expense was recorded within selling, general and administrative expense and the Company recognized an income tax benefit of $28,000 related to such expense.  For the fiscal year ended December 30, 2007, $90,000 of compensation expense was recorded within selling, general and administrative expense and the Company recognized an income tax benefit of $35,000 related to such expense.  Stock compensation expense was recorded on the date of grant since all options were immediately vested.

The Company estimates the fair value of share-based payments using the Black-Scholes-Merton option pricing model.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The following assumptions were used to calculate the fair value of stock option award grants:

	Fiscal Year
	December 27, 2009	December 28, 2008	December 30, 2007

Expected dividend yield	0.0%	0.0%	0.0%
Weighted average volatility	55.94%	47.2%	49.0%
Range of risk free interest rates	2.51%-2.93%	3.5%	5.2%
Weighted average expected life	5.3	5.0	5.0
Weighted average grant date fair value	$0.43	$0.93	$1.28

The Company estimates expected volatility based primarily on historical daily price changes of the Company’s stock and other known or expected trends.  The risk-free interest rate is based on the United States (“U.S.”) treasury yield curve in effect at the time of grant.  The expected option term is the number of years that the Company estimates that options will be outstanding prior to exercise.  The expected term of these awards was determined using historical experience for similar awards, giving consideration to the contractual terms of the share-based awards, including their immediate vesting and termination provisions or the “simplified method” prescribed in SEC Staff Accounting Bulletin No. 107, to the extent applicable.

No stock options were exercised in fiscal 2009 or 2008 and, consequently, no income tax benefits were realized by the Company.  The income tax benefit realized relating to the exercise of stock option awards was $5,000 for the year ended December 30, 2007, all of which is classified as a financing cash inflow in the Company’s consolidated statement of cash flows.

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

financial position of the Company since the activity was contained within stockholders’ deficit.

New Accounting Pronouncements

In December 2007, the FASB issued guidance now codified as ASC Topic 805, Business Combinations.  This standard was adopted on December 29, 2008, and applies prospectively to business combinations for which the acquisition date is on or after December 29, 2008.   ASC Topic 805 significantly changes the accounting for acquisitions.  Some of the major provisions are that acquisition related costs will generally be expensed as incurred, contingent consideration will be recorded at fair value on the acquisition date, with adjustments to certain forms of contingent liabilities impacting the results of operations.  The impact that ASC Topic 805 will have on our consolidated financial statements will depend on the nature, terms, and size of any such business combinations, if any.

In December 2007, the FASB issued guidance now codified as ASC Topic 810, Topic 810, Consolidation.  ASC Topic 810-10-65 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity.  Under ASC Topic 810, a change in control will be measured at fair value, with any gain or loss recognized in earnings.  The effective date for ASC Topic 810 was December 29, 2008 for the Company.  We currently do not have minority interests in our consolidated subsidiaries and the adoption of ASC Topic 810 had no impact on our financial position or results of operations.

On December 31, 2007, we adopted certain provisions of ASC Topic 820, Fair Value Measurements and Disclosure.   ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  ASC Topic 820 applies when another standard requires or permits assets or liabilities to be measured at fair value.  Accordingly, ASC Topic 820 does not require any new fair value measurements. On December 29, 2008, we adopted the remaining provisions of ASC Topic 820 as it relates to non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of ASC Topic 820 did not materially impact our consolidated financial statements. See note 5 for a discussion of the fair value measurement consideration relating to goodwill.

In April 2009, the FASB issued ASC Topic 825, Financial Instruments.  ASC Topic 825 requires interim disclosures regarding the fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  Additionally, ASC Topic 825 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  ASC Topic 825 does not change the accounting treatment for these financial instruments and is effective for interim reporting periods ending after June 15, 2009.  All appropriate disclosures have been made, where applicable.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, Subsequent Events, but this guidance was amended by new authoritative guidance issued in February 2010.  The original guidance required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date--that is, whether that date represents the date the financial statements were issued or were available to be issued.  The new guidance removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements.  This amendment removes potential conflicts with SEC requirements. ASC Topic 855 became effective for the Company as of June 28, 2009.  See note 21.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, Generally Accepted Accounting Principles.  ASC Topic 105 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States.   ASC Topic 105

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted ASC Topic 105 in the third quarter of 2009.  This pronouncement had no effect on the Company’s consolidated financial statements.

(3)           Property and Equipment

Property and equipment as of December 27, 2009 and December 28, 2008, consisted of (in thousands):

	Estimated useful lives in years	2009	2008
Computer equipment and related software	3-5	$33,850	$32,208
Furniture and fixtures	3-10	2,360	2,426
Leasehold improvements	3-7	680	676
		36,890	35,310
Less accumulated depreciation and amortization		(28,266)	(25,253)
		$8,624	$10,057

Depreciation and amortization expense related to property and equipment was $3,599,000, $3,156,000 and $2,803,000 for the fiscal years ended December 27, 2009, December 28, 2008 and December 30, 2007, respectively.

(4)           Goodwill

As a result of the Company’s annual impairment test in the fourth quarter of 2009, the Company recorded a goodwill impairment charge in the Staff Augmentation segment of $16.1 million as a charge against operating income in accordance with the provisions of ASC Topic 350, Intangibles--Goodwill and Other.  This impairment charge was principally due to decreased sales and cash flows in the Staff Augmentation segment during 2009 and to lower projected cash flows in future periods than previously anticipated to occur prior to the recession.

The changes in the carrying amount of goodwill for the years ended December 28, 2008 and December 27, 2009 are as follows (in thousands):

	Staff Augmentation	Human Capital Management	Financial Outsourcing	Total

Gross goodwill as of December 30, 2001	$113,742	$11,100	$9,400	$134,242
Accumulated impairment losses as of December 30, 2007	(90,869)	(1,900)	(9,400)	(102,169)
	22,873	9,200	-	32,073
Impairment losses	-	-	-	-
Goodwill as of December 28, 2008	22,873	9,200	-	32,073
Impairment losses	(16,100)	-	-	(16,100)
Goodwill as of December 27, 2009	$6,773	$9,200	$-	$15,973

If the carrying value of a reporting unit’s goodwill is less than its fair value, no adjustment is permitted to be made under GAAP.  As of the testing date, the fair value of goodwill in the Human Capital management segment was more than 800% of its carrying value.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

(5)           Fair Value Measurements

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

We also measure goodwill on a non-recurring basis, for which we recognized an impairment charge in 2009 that is summarized as follows (in thousands):

	December 27, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Goodwill	$15,973	$-	$-	$15,973	$16,100

Goodwill, with a carrying amount of $32.1 million was written down to its fair value of $16.0 million in 2009, resulting in an impairment charge of $16.1 million.

(6)           Accrued Expenses

Accrued expenses as of December 27, 2009 and December 28, 2008, consisted of (in thousands):

	2009	2008
Payroll, payroll taxes and sub-vendor payables	$97,979	$106,310
Book overdrafts	12,916	13,497
Other	9,946	11,634
	$120,841	$131,441

(7)           Foreign Currency

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

In 2009, we experienced $27,000 in gains on foreign currency transactions as compared to $1.0 million in losses in 2008.  We have not entered into any swap agreements or other hedging transactions as a means of limiting exposure to interest rate or foreign currency fluctuations.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

(8)           Income Taxes

The Company’s income tax provision for the years ended of December 27, 2009, December 28, 2008 and December 30, 2007 was as follows (in thousands):

	2009	2008	2007
Current:
Federal	$1,646	$2,538	$1,318
State	291	429	315
Foreign	113	120	263
Total current	2,050	3,087	1,896

Deferred:
Federal	(932)	1,125	1,237
State	(9)	307	176
Foreign	(3)	16	-
Total deferred	(944)	1,448	1,413
Total income tax provision (benefit)	$1,106	$4,535	$3,309

The total income tax provision relating to continuing operations differed from income taxes at the statutory federal income tax rate of 34% as a result of the following items (in thousands):

	2009	2008	2007

Income taxes at statutory federal tax rate of 34.0%	$(3,756)	$3,543	$2,821
State and local taxes, net of federal tax	154	576	384
Change in tax rates	-	-	20
Foreign taxes	113	80	263
Loss on subsidiary stock	-	-	(476)
Non-deductible meals	317	399	245
Non-deductible goodwill impairment	4,291	-	-
Other non-deductible expenses	(13)	(63)	52
Income tax provision	$1,106	$4,535	$3,309

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

The components of deferred tax assets and liabilities as of December 27, 2009 and December 28, 2008 (in thousands) are as follows:

	2009	2008
Deferred tax assets:
Receivable allowances	$40	$44
Tax benefit of foreign NOL carry forwards	208	213
Unrealized gains and losses	319	568
Excess book amortization expense	465	-
Accrued liabilities and other	2,206	2,134
Share-based payment compensation	225	112
Tax benefit of capital loss carryforward	1,024	2,165
Tax benefit of state NOL carryforwards,net of federal effect	668	716
	5,155	5,952
Less valuation allowance	(1,799)	(2,855)
Total deferred tax assets	3,356	3,097
Deferred tax liabilities:
Prepaids	458	504
Excess tax depreciation	2,827	3,065
Excess tax amortization	-	249
Total deferred tax liabilities	3,285	3,818
Net deferred tax asset (liability)	$71	$(721)

At December 27, 2009, the Company had approximately $12.2 million of state net operating losses which expire in the tax years 2010 through 2029, if unused.  In addition, the Company had approximately $721,000 of foreign net operating losses which expire from 2013 through 2017, except for the United Kingdom and Namibia which have indefinite carry forward periods.  At December 27, 2009, the Company had approximately $2.6 million of capital loss carry forwards which expire in the tax year 2012, if unused.

The net decrease in the Company’s valuation allowance was primarily related to the write-offs of deferred tax assets with a full valuation allowance of $1,141,000 for capital losses which expired,  a net decrease in foreign net operating losses of $5,000 for which management has determined that it may not realize the future tax benefits on a more likely-than-not basis, and an increase for additional state net operating losses of $90,000.

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  A valuation allowance is provided when it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, the ability to carryback future losses to recover income taxes paid and tax planning strategies that could be implemented.  As of December 27, 2009, the Company’s deferred tax asset valuation allowance related to: capital loss carry forwards ($1,024,000), net operating loss carry forwards ($566,000), and foreign net operating loss carry forwards of ($208,000).

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

A reconciliation of the total amounts of the Company’s unrecognized tax benefits for the fiscal year ended December 27, 2009 is as follows (in thousands):

Unrecognized tax benefits at December 28, 2008	$878
Increases (decreases) in unrecognized tax benefits – tax positions taken during a prior period	36
Increases (decreases) in unrecognized tax benefits – tax positions taken during the current period	232
Increases (decreases) in unrecognized tax benefits – settlements with taxing authorities	-
Reductions in unrecognized tax benefits – lapses of the statutes of limitations	-
Unrecognized tax benefits as of December 27, 2009	$1,146

The Company believes that it is reasonably possible that its uncertain tax positions (excluding interest and penalties) will decrease by $77,000 in 2010 as a result of lapses in applicable statutes of limitation for various jurisdictions.

As of and for the fiscal year ended December 27, 2009, interest and penalties recognized in the Company’s consolidated balance sheets or statements of operations were immaterial.  If recognized, the total amount of the Company’s unrecognized tax benefits as of December 27, 2009 would affect the Company’s effective tax rate.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations.  The 2006 through 2009 tax years generally remain subject to examination by federal, most state tax, and foreign authorities.  In addition to the U.S., the Company’s major taxing jurisdictions include Hong Kong and Japan.  The Company has not been nor is it currently under examination for any of the tax years within the statute of limitations.

(9)           Debt

Long-term and short-term debt at December 27, 2009 and December 28, 2008, consisted of (in thousands):

	December 27, 2009	December 28, 2008
Convertible Related Party Note, due December 2, 2009	$-	$1,778
Revolving line of credit, due November 2, 2012*, with interest payable at prime and/or LIBOR plus 1.5%* with weighted average rates of 4.3% at December 27, 2009 and 3.4% at December 28, 2008	56,600	68,200
Total long-term and short-term debt	$56,600	$69,978

*  Prior to the November 2, 2009 amendment of the revolving line of credit, the maturity date was July 24, 2010, and the interest rate was calculated based upon LIBOR (without an interest rate floor) plus an interest rate spread of 1.5% (or an alternative domestic rate based on the prevailing prime rate).  The interest rate calculation has been changed under the revolving line of credit, as amended, including an interest rate floor for eurocurrency loans and an increase of the spread, as of the effective date of the amendment (see “--Revolving Line of Credit,” below in this note 9).

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

Contractual maturities of long-term debt are as follows (in thousands):

2012	$56,600
Total	$56,600

Convertible Related Party Note:  The Company’s 8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”) was repaid in cash at maturity using funds available under the Company’s revolving line of credit (see “--Revolving Line of Credit,” below in this note 9).  Through the date of maturity, the Convertible Note was convertible into common stock at $1.70 per share (or, in certain circumstances, into a participating preferred stock which in turn would be convertible into common stock at the same effective rate).  The Convertible Note was held by a related party, Fanning CPD Assets, LP, a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, held an 82.7% economic interest.  See also note 18.

Under the terms of the Convertible Note, interest was payable either in cash or in-kind at the Company’s election. Debt service costs associated with the Convertible Note were satisfied through additions to principal through June 1, 2009.  As a result of its election to pay interest in-kind under the Convertible Note, the Company recognized beneficial conversion features of $14,000 during 2008, which resulted in an increase in deferred financing costs and paid-in capital.  There were no beneficial conversion features recorded in 2009 since the conversion price of $1.70 was greater than the closing price on the in-kind interest payment date.

Revolving Line of Credit:  At December 27, 2009, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, were parties to a Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.  On November 2, 2009, the PNC Credit Facility was amended and restated, and various terms were modified.  The term was extended from July 24, 2010 to November 2, 2012, and, at the Company’s request, the maximum availability under the facility was reduced from $110.0 million to $95.0 million.

In addition, the interest rate was increased.  Prior to the effective date of the amendment, borrowings bore interest, at the Company’s option, at a per annum rate equal to (1) the higher of the federal funds rate plus 0.5% or the base commercial lending rate of PNC as announced from time to time, or (2) LIBOR plus a specified margin, ranging from 1.5% to 2.5% based upon the Company’s fixed charged ratio.  Beginning on the effective date of the amendment, the existing as well as new borrowings under the PNC Credit Facility bear interest, at the Company’s option:

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

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

Under the PNC Credit Facility, the Company had outstanding $3.6 million of standby letters of credit, principally as security for the Company’s obligations under its workers compensation insurance policies and had remaining availability of $22.8 million as of December 27, 2009 based upon the borrowing base as defined in the loan agreement.  The Company was in compliance with all financial covenants under the PNC Credit Facility at December 27, 2009.

(10)	(Loss) Income Per Share

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

	2009	2008	2007
Basic (loss) income per common share:
Net (loss) income from continuing operations	$(12,151)	$5,886	$4,989
Dividends on preferred stock:
Series 2003A	461	461	461
Series 2003B	38	38	38
Series 2004A	506	506	506
	1,005	1,005	1,005

(Loss) income available to common stockholders	$(13,156)	$4,881	$3,984

Weighted average common shares outstanding	17,388	17,388	17,385

Basic (loss) income per common share	$(0.76)	$0.28	$0.23

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

Diluted (loss) income per common share:
(Loss) income available to common stockholders	$(13,156)	4,881	3,984
Dividends on preferred stock:
Series 2003A	-	461	461
Series 2003B	-	38	38
Series 2004A	-	506	506
	-	1,005	1,005
After tax equivalent of interest expense on 8% Subordinated Convertible Note	-	76	76
(Loss) income for purposes of computing diluted income per common share	$(13,156)	$5,962	$5,065

Weighted average common shares outstanding	17,388	17,388	17,385
Dilutive stock options	-	102	278
Assumed conversion of 8% Subordinated Convertible Note	-	974	900
Assumed conversion of Preferred Stock:
Series 2003A	-	7,990	7,549
Series 2003B	-	1,253	1,182
Series 2004A	-	4,873	4,576
Weighted average common shares outstanding for purposes of computing diluted (loss) income per share	17,388	32,580	31,870
Diluted (loss) income per common share from continuing operations	$(0.76)	$0.18	$0.16

In addition, options and warrants to purchase 2,655,000, 1,939,000 and 1,295,000 shares of common stock were outstanding as of the end of the fiscal years 2009, 2008 and 2007, respectively, but were not included in the computation of diluted (loss) income per share because their effect would be anti-dilutive.

(11)	Preferred Stock

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

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

The Company can only pay dividends on the Series Preferred Stock if (i) dividends can legally be paid in accordance with Delaware law, (ii) the Company’s board of directors, in its discretion upon the exercise of its fiduciary duties, declares that a dividend be paid, and (iii) payment of the dividend is permitted under the terms of the PNC Credit Facility.  At December 27, 2009, there were cumulative, unpaid and undeclared dividends of $3.2 million on the Series 2003A Preferred Stock, $241,000 on the Series 2003B Preferred Stock and $2.6 million on the Series 2004A Preferred Stock.

In the event that the conversion of Series Preferred Stock into common stock of COMFORCE would require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or the NYSE Amex, or any other exchange or quotation system on which the Company’s shares are then listed, the Series Preferred Stock held by such holder shall not be convertible into common stock, but rather is convertible into shares of non-voting participating preferred stock having a liquidation preference of $0.01 per share (but no other preferences) to be created by the Company.  The participating preferred stock will in turn be convertible into the Company’s common stock (on the same basis as if the conversion to common stock from Series Preferred Stock had occurred directly) if the conversion will not require stockholder approval in accordance with the rules and regulations of the Securities and Exchange Commission or NYSE Amex, or any other exchange or quotation system on which the Company’s shares are then listed.   The holder of the Series Preferred Stock is a related party (see note 18).

(12)         Stock Options and Warrants

Stock Options:

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

The following table summarizes stock option activity during the year ended December 27, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Weighted Average Grant Date Option Fair Value

Outstanding at December 28, 2008	2,355,000	$2.57
Granted	675,000	1.70			$0.43
Forfeitures	-	-
Expired	(375,000)	(4.69)
Exercised	-	-

Outstanding and exercisable at December 27, 2009	2,655,000	$2.05	5.01	$ 14,600

The contractual term of all outstanding stock option awards is 10 years.  There were no stock option exercises in 2009 or 2008.  The total cash received from stock option exercises for the years ended December 30, 2007 was $26,000.  The aggregate intrinsic value of exercised options for December 30, 2007 was $12,472.  The Company expects to settle future employee stock option exercises with the issuance of new shares.

Warrants:

At December 27, 2009, the Company had no outstanding warrants to purchase common stock.  At December 28, 2008, the Company had outstanding warrants to purchase a total of 169,000 shares of common stock at a price of $7.55 per share, which warrants expired in December 2009.

(13)         Litigation and Contingencies

Lake Calumet Matter:  In November 2003, the Company received a general notice letter from the United States Environmental Protection Agency (the “U.S. EPA”) that it is a potentially responsible party at Chicago’s Lake Calumet Cluster Site, which for decades beginning in the late 19th/early 20th centuries had served as a waste disposal site. In December 2004, the U.S. EPA sent the Company and numerous other companies special notice letters requiring the recipients to make an offer by a date certain to perform a remedial investigation and feasibility study (RI/FS) to select a remedy to clean up the site.  The Company’s predecessor, Apeco Corporation (“Apeco”), a manufacturer of photocopiers, allegedly sent waste material to this site.  The State of Illinois and the U.S. EPA have proposed that the site be designated as a Superfund site.  The Company is one of over 500 potentially responsible parties most of which may no longer be in operation or viable to which notices were sent, and the Company has joined a working group of more than 175 members representing potentially responsible parties (the “PRP working group”) for the purpose of responding to the U. S. EPA and the Illinois Environmental Protection Agency (the “Illinois EPA”).

The U.S. EPA and Illinois EPA currently allege that combined past costs for work at the site are close to $20.0 million and estimates to finish the cover remedy at the landfill portion of the site range between $10.0 million and $16.0 million.  Although the total volume of waste at the site has not been finalized, a draft interim allocation lists the Company’s total contribution of waste at the site at 13,904 gallons

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

representing slightly less than 0.5% of current total volume estimates.  The Company recorded accruals representing the probable costs in connection with this matter of $150,000 in the fourth quarter of 2009.

Presently, the Illinois EPA has taken the lead in negotiating with the PRP working group at the site.  The Illinois EPA has also begun but not completed remedial activities directed toward placing an engineered cover to cap the site.  Recent discussions between the PRP working group and the Illinois EPA indicate that the agency is seeking a settlement for past costs and either funds to complete the cover remedy at the landfill portion of the site or an agreement by the PRP working group that it will complete the remedy.

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

CTS requested that its insurance carriers defend it in these actions, and the carrier under the primary policy appointed counsel and has defended CTS in these actions.  As of June 2007, CTS settled with 17 of the 19 plaintiffs, in each case within the limits of its primary policy, except as described below.  With the settlements, the limits under the primary policy have been reached.  The umbrella insurance carrier for CTS had previously denied the claims of CTS for coverage, claiming that the matter was within the policy exclusions.  As of February 2009 one of the two remaining matters was settled when one plaintiff discontinued its pursuit of an appeal of a prior settlement and announced it would accept its allocated portion of a prior settlement.  In July 2009, CTS reached an oral agreement in principle to settle with the final plaintiff, Mountain Cascade, Inc.   Under the arrangements reached with the umbrella insurance carrier in the second quarter of 2009, the Company agreed to bear $325,000 of expenses associated with these matters and accrued this amount as an expense in the financial statements for 2009.

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

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

State Tax Audit:  In January 2010, the Company settled, for $2.8 million, a long-running state tax examination of certain non-income related business taxes covering the period from January 2002 through December 2009.  In this examination, the Company vigorously defended its filed tax return positions, which it continues to believe were proper and supportable.  However, the Company incurred significant professional costs in the examination process over a period of approximately five years and, in the face of incurring significant additional professional costs and satisfying state bonding requirements, we decided to end the examination by accepting settlement terms.  The Company previously recorded accruals in cost of services in connection with this matter, including $1.5 million in the second and third quarters of 2009.  The resolution of this matter resulted in an additional accrual in the fourth quarter of 2009 of $1.2 million and $100,000 in prior years.

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

(14)         Savings Incentive and Profit Sharing Plan

The Company provides a savings incentive and profit sharing plan (the “Plan”).  All eligible employees may make contributions to the Plan on a pre-tax salary deduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code.  No contributions to the Plan were made by the Company in 2009, 2008 or 2007.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

Certain employees who perform work for governmental agencies are required to be covered under a separate defined contribution plan.  During 2009, 2008 and 2007, the Company recorded approximately $443,000, $641,000 and $858,000, respectively, of expense related to these benefits.

(15)         Lease Commitments

The Company leases certain office space and equipment.  Rent expense for all operating leases in 2009, 2008 and 2007 approximated $3,118,000, $3,235,000 and $3,177,000, respectively.

As of December 27, 2009, future minimum rent payments due under the terms of noncancelable operating leases excluding amounts that will be paid for operating costs are (in thousands):

2010	$2,119
2011	1,477
2012	974
2013	155
Thereafter	69
$4,794

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

At the end of fiscal 2009, the Company had five customers that accounted for 41.1% of the Company’s total accounts receivable, one of which had accounts receivable balances in excess of 10% of the Company’s total accounts receivable.  At the end of fiscal 2008, the Company had three customers that accounted for 29.1% of the Company’s total accounts receivable, one of which had accounts receivable balances in excess of 10% of the Company’s total accounts receivable.  At the end of fiscal 2007, the Company had five customers that accounted for 42.5% of the Company’s total accounts receivable, one of which had accounts receivable balances in excess of 10% of the Company’s total accounts receivable.  The largest four customers of the Company accounted for an aggregate of approximately 24.4%, 26.3% and 24.7% of the Company’s revenues for the fiscal years 2009, 2008 and 2007, respectively.

(17)         Segment Information

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

corporate general and administrative expenses.  Assets of the operating segments reflect primarily accounts receivable and goodwill associated with segment activities; all other assets are included as corporate assets.  The Company does not evaluate or account for expenditures for long-lived assets on a segment basis.

The table below presents information on revenues and operating contribution for each segment for the years ended December 27, 2009, December 28, 2008 and December 30, 2007, and items which reconcile segment operating contribution to COMFORCE’s reported (loss) income from continuing operations before income taxes (in thousands):

	December 27, 2009	December 28, 2008	December 30, 2007
Net sales of services:
Human Capital Management Services	$394,614	$389,482	$363,696
Staff Augmentation	167,154	213,912	219,471
Financial Outsourcing Services	2,020	3,242	3,518
	$563,788	$606,636	$586,685
Operating contribution:
Human Capital Management Services	$18,075	$16,975	$16,140
Staff Augmentation (1)	(7,041)	18,527	18,207
Financial Outsourcing Services	1,910	3,034	3,078
	12,944	38,536	37,425
Consolidated expenses:
Corporate general and administrative expenses	18,408	19,217	18,856
Depreciation and amortization	3,599	3,156	2,803
Interest and other, net	1,982	5,464	7,025
Loss on debt extinguishment	-	278	443
	23,989	28,115	29,127

(Loss) income from continuing operations before income taxes	$(11,045)	$10,421	$8,298

Total assets:
Human Capital Management Services	$106,123	$113,775
Staff Augmentation	34,988	59,061
Financial Outsourcing Services	8,107	8,941
Corporate	16,067	19,959
	$165,285	$201,736
(1)	Included in December 27, 2009 was a goodwill impairment charge of $16.1 million (see notes 4 and 5).

(18)	Related Party Transactions

Convertible Note and Preferred Stock:  Fanning CPD Assets, LP (the “Fanning CPD Partnership”), a limited partnership in which John C. Fanning, the Company’s chairman and chief executive officer, held an 82.7% economic interest, was the holder of $1.9 million principal amount of the Company’s 8% Convertible Subordinated Note (the “Convertible Note”) until its repayment in full at its maturity on December 2, 2009.

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

Under the terms of the Convertible Note, the Company was permitted to pay interest in cash or kind, at its election.  As permitted under the terms of the Convertible Note, the semi-annual interest payment due on June 1, 2009 was paid in kind through the addition to the principal of the Convertible Note of accrued interest of approximately $71,000.  All principal under the Convertible Note and the accrued interest payment of $1.9 million due at its maturity on December 2, 2009 were paid in cash, principally from funds borrowed under the PNC Credit Facility.

During fiscal 2009, dividends cumulated in the amount of $3.2 million on the Company’s Series 2003A Preferred Stock, $241,000 on the Series 2003B Preferred Stock and $2.6 million on the Series 2004A Preferred Stock.  Although these cumulated dividends have not been declared by the Company’s board of directors and are not payable, the holders can elect to convert all or any portion of these shares of Series Preferred Stock, including the cumulated dividends, into common stock (or, in certain circumstances, into a participating preferred stock which in turn will be convertible into common stock at the same effective rate) at a conversion price of $1.05 per share for the Series 2003A Preferred Stock, $0.54 per share for the Series 2003B Preferred Stock and $1.70 per share for the Series 2004A Preferred Stock.  See note 9 to our consolidated financial statements.

Other Transactions:  Rosemary Maniscalco, through a company owned by her, provided consulting services to the Company, at the rate of up to $1,500 per day, plus expenses.  During 2009, 2008 and 2007, the Company paid $77,582, $113,923 and $124,420, respectively, for such consulting services.  Rosemary Maniscalco is the vice chairman of the Company’s board of directors.

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

COMFORCE CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009, December 28, 2008 and December 30, 2007

(20)         Selected Quarterly Financial Data (unaudited)
(In thousands, except per share data and footnotes)

Fiscal 2009	Quarter
	First	Second	Third	Fourth	Year ended December 27, 2009
Net sales of services	$138,029	$141,689	$139,710	$144,360	$563,788
Gross profit	20,619	20,210	19,948	19,591	80,368
Net (loss) income	156	598	1,056	(13,961)	(12,151)

(Loss) income per share: (1)
Basic	$(0.01)	$0.02	$0.05	$(0.82)	$(0.76)
Diluted	$(0.01)	$0.02	$0.03	$(0.82)	$(0.76)

Fiscal 2008	Quarter
	First	Second	Third	Fourth	Year ended December 28, 2008
Net sales of services	$150,210	$152,756	$149,435	$154,235	$606,636
Gross profit	23,808	24,391	23,551	24,698	96,448
Net income	992	1,599	1,347	1,948	5,886

Income per share: (1)
Basic	$0.04	$0.08	$0.06	$0.10	$0.28
Diluted	$0.03	$0.05	$0.04	$0.06	$0.18

(1)
Since per share information is computed independently for each quarter and the full year, based on the respective average number of common shares outstanding, the sum of the quarterly per share amounts does not necessarily equal the per share amounts for the fiscal year.

(21)        Subsequent Events

In February 2010, we entered into a new lease for our headquarters facility in Bethpage, New York, and we expect to take possession of the facility in June 2010 and to pay monthly rent as follows:

Payments due by fiscal year (in thousands)
2010	$447
2011	780
2012	804
2013	828
Thereafter	6,072
Total	$8,931

The Company has evaluated subsequent events through the time of filing of these financial statements with the SEC, and noted there were no other events that are subject to recognition or disclosure.

COMFORCE CORPORATION AND SUBSIDIARIES
Schedule II Valuation and Qualifying Accounts
Fiscal years ended December 27, 2009, December 28, 2008 and December 30, 2007
(in thousands)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (Net (write-offs) recoveries)	Balance at end of period
For the fiscal year ended December 27, 2009:
Allowance for doubtful accounts	$112	36	-	(46)	$102
For the fiscal year ended December 28, 2008:
Allowance for doubtful accounts	$173	1	-	(62)	$112
For the fiscal year ended December 30, 2007:
Allowance for doubtful accounts	$276	89	-	(192)	$173

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