Form 10-Q
period 2010-03-28
COMFORCE CORP
filed 2010-05-06
CIK 6814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2010
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

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)                          Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2010
Common Stock, $0.01 par value per share	17,387,663 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

Assets	March 28, 2010	December 27, 2009
Current assets:
Cash and cash equivalents	$3,978	$2,986
Accounts receivable, less allowance of $81 in 2010 and $94 in 2009	128,447	125,138
Funding and service fees receivable, less allowance of $8 in 2010 and 2009	5,744	8,107
Prepaid expenses and other current assets	2,918	3,003
Deferred income taxes, net	707	707
Total current assets	141,794	139,941
Property and equipment, net	7,798	8,624
Deferred financing costs, net	579	634
Goodwill	15,973	15,973
Other assets, net	249	113
Total assets	$166,393	$165,285
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,849	$2,491
Accrued expenses	115,451	120,841
Total current liabilities	118,300	123,332
Long-term debt	62,000	56,600
Deferred taxes, net	702	636
Other liabilities	173	176
Total liabilities	181,175	180,744
Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 17,387,663 shares issued and outstanding in 2010 and 2009	174	174
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized; 6,148 shares issued and outstanding at March 28, 2010 and December 27, 2009, with an aggregate liquidation preference of $9,426 at March 28, 2010 and $9,311 at December 27, 2009	4,304	4,304
Series 2003B, 3,500 shares authorized; 513 shares issued and outstanding at March 28, 2010 and December 27, 2009, with an aggregate liquidation preference of $762 at March 28, 2010 and $752 at December 27, 2009	513	513
Series 2004A, 15,000 shares authorized; 6,737 shares issued and outstanding at March 28, 2010 and December 27, 2009, with an aggregate liquidation preference of $9,422 at March 28, 2010 and $9,296 at December 27, 2009	10,264	10,264
Additional paid-in capital	48,700	48,700
Accumulated other comprehensive loss	(190)	(291)
Accumulated deficit	(78,547)	(79,123)
Total stockholders’ deficit	(14,782)	(15,459)
Total liabilities and stockholders’ deficit	$166,393	$165,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months Ended
	March 28, 2010	March 29, 2009

Net sales of services	$143,815	$138,029

Costs and expenses:
Cost of services	123,711	117,410
Selling, general and administrative expenses	17,188	18,774
Depreciation and amortization	870	836
Total costs and expenses	141,769	137,020

Operating income	2,046	1,009

Other (expense) income:
Interest expense	(731)	(644)
Other expense, net	(281)	(73)
	(1,012)	(717)

Income before income taxes	1,034	292
Provision for income taxes	458	136
Net income	$576	$156

Dividends on preferred stock	251	251

Net income (loss) available to common stockholders	$325	$(95)

Basic income (loss) per common share	$0.02	$(0.01)
Diluted income (loss) per common share	$0.02	$(0.01)

Weighted average common shares outstanding, basic	17,388	17,388
Weighted average common shares outstanding, diluted	27,662	17,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 28, 2010	March 29, 2009

Cash flows from operating activities:
Net income	$576	$156

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	870	836
Amortization of deferred financing fees	56	40
Net (recoveries) provision for bad debts	(13)	25
Changes in assets and liabilities:
Accounts, funding and service fees receivable	(1,187)	11,561
Prepaid expenses and other current assets	(52)	(475)
Accounts payable and accrued expenses	(4,484)	(17,439)
Income tax receivable	-	22
Net cash used in operating activities	(4,234)	(5,274)

Cash flows from investing activities:
Purchases of property and equipment	(44)	(553)
Net cash used in investing activities	(44)	(553)

Cash flows from financing activities:
Net repayments under capital lease obligations	(58)	(62)
Net borrowings under line of credit agreements	5,400	4,888
Debt financing costs	(1)	-
Net cash provided by financing activities	5,341	4,826

Net increase (decrease) in cash and cash equivalents	1,063	(1,001)
Effect of exchange rates on cash	(71)	(191)
Cash and cash equivalents at beginning of period	2,986	6,137
Cash and cash equivalents at end of period	$3,978	$4,945

Supplemental disclosures:
Cash paid for:
Interest	$657	$561
Income taxes	73	880

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

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.  Management believes that the disclosures made are adequate to ensure that the information presented is not misleading; however, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 27, 2009.  The results for the three month period ended March 28, 2010 are not necessarily indicative of the results of operations that might be expected for the entire year.

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

3.           DEBT

Long-term debt at March 28, 2010 and December 27, 2009, consisted of (in thousands):

	March 28, 2010	December 27, 2009
Revolving line of credit, due November 2, 2012, with interest payable at prime and/or LIBOR plus 1.5%* with weighted average rates of 4.3% at each of March 28, 2010 and December 27, 2009	$62,000	$56,600
Total long-term debt	$62,000	$56,600

*    Prior to the November 2, 2009 amendment of the revolving line of credit, the interest rate was calculated based upon LIBOR (without an interest rate floor) plus an interest rate spread of 1.5% (or an alternative domestic rate based on the prevailing prime rate).  The interest rate calculation has been changed under the revolving line of credit, as amended, including an interest rate floor for eurocurrency loans and an increase of the spread, as of the effective date of the amendment (see “--Revolving Line of Credit,” below in this note 3).

Contractual maturities of long-term debt are as follows (in thousands):

2012	$ 62,000
Total	$ 62,000

Revolving Line of Credit:  At March 28, 2010, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, were parties to a Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.  On November 2, 2009, the PNC Credit Facility was amended and restated, and various terms were modified.  The term was extended from July 24, 2010 to November 2, 2012, and, at the Company’s request, the maximum availability under the facility was reduced from $110.0 million to $95.0 million.

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

The Company generally borrows at LIBOR with a minimum floor (1.50%) plus 2.75%.

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

Under the PNC Credit Facility, the Company had outstanding $3.6 million of standby letters of credit, principally as security for the Company’s obligations under its workers compensation insurance policies and had remaining availability of $21.2 million as of March 28, 2010 based upon the borrowing base as defined in the loan agreement.  The Company was in compliance with all financial covenants under the PNC Credit Facility at March 28, 2010.

4.           FAIR VALUE MEASUREMENTS

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

5.           INCOME (LOSS) PER SHARE

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during each period.  Diluted income (loss) per share is computed assuming the exercise of stock options and warrants with exercise prices less than the average market value of the common stock during the period and the conversion of convertible debt and preferred stock into common stock to the extent such conversion assumption is dilutive.  The following represents a reconciliation of the numerators and denominators for the basic and diluted income (loss) per share computations (in thousands, except per share amounts):

	Three Months Ended
	March 28, 2010	March 29, 2009
Basic income (loss) per common share:
Net income	$576	$156
Dividends on preferred stock:
Series 2003A	115	115
Series 2003B	10	10
Series 2004A	126	126
	251	251
Income (loss) available to common stockholders	$325	$(95)
Weighted average common shares outstanding	17,388	17,388

Basic income (loss) per common share	$0.02	$(0.01)

Diluted income (loss) per common share:
Income (loss) available to common stockholders	$325	$(95)
Dividends on preferred stock:
Series 2003A	115	-
Series 2003B	10	-
Series 2004A	-	-
	125	-
Income (loss) for purposes of computing diluted income per common share	$450	$(95)

Weighted average common shares outstanding	17,388	17,388
Dilutive stock options	11	-

Assumed conversion of Preferred Stock:
Series 2003A	8,868	-
Series 2003B	1,395	-
Series 2004A	-	-
Weighted average common shares outstanding for purposes of computing diluted income (loss) per share	27,662	17,388
Diluted income (loss) per common share	$0.02	$(0.01)

In addition, options and warrants to purchase 2.6 million and 2.2 million shares of common stock were outstanding as of the end of the first quarter of 2010 and 2009, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

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

The table below presents information on revenues and operating contribution for each segment for the three months ended March 28, 2010 and March 29, 2009, and items which reconcile segment operating contribution to COMFORCE’s reported income before income taxes (in thousands):

	Three Months Ended
	March 28, 2010	March 29, 2009
Net sales of services:
Human Capital Management Services	$108,050	$90,748
Staff Augmentation	35,278	46,801
Financial Outsourcing Services	487	480
	$143,815	$138,029
Operating contribution:
Human Capital Management Services	$4,686	$3,189
Staff Augmentation	2,505	3,113
Financial Outsourcing Services	469	440
	7,660	6,742
Consolidated expenses:
Corporate general and administrative expenses	4,744	4,897
Depreciation and amortization	870	836
Interest expense	731	644
Other expense, net	281	73
	6,626	6,450
Income before income taxes	$1,034	$292

	At March 28, 2010	At December 27, 2009
Total assets:
Human Capital Management Services	$107,596	$106,123
Staff Augmentation	36,824	34,988
Financial Outsourcing Services	5,744	8,107
Corporate	16,229	16,067
	$166,393	$165,285

7.           COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 28, 2010	March 29, 2009

Net income	$576	$156

Foreign currency translation adjustment, net of tax	101	(49)
Total comprehensive income	$677	$107

8.           ACCRUED EXPENSES

Accrued expenses as of March 28, 2010 and December 27, 2009 consisted of (in thousands):

	March 28, 2010	December 27, 2009

Payroll, payroll taxes and sub-vendor payments	$105,416	$97,979
Book overdrafts	644	12,916
Other	9,391	9,946
	$115,451	$120,841

9.           LITIGATION AND OTHER CONTINGENCIES

Lake Calumet Matter:  In November 2003, the Company received a general notice letter from the United States Environmental Protection Agency (the “U.S. EPA”) that it is a potentially responsible party at Chicago’s Lake Calumet Cluster Site, which for decades beginning in the late 19th/early 20th centuries had served as a waste disposal site. In December 2004, the U.S. EPA sent the Company and numerous other companies special notice letters requiring the recipients to make an offer by a date certain to perform a remedial investigation and feasibility study (RI/FS) to select a remedy to clean up the site.  The Company’s predecessor, Apeco Corporation (“Apeco”), a manufacturer of photocopiers, allegedly sent waste material to this site.  The State of Illinois and the U.S. EPA have proposed that the site be designated as a Superfund site.  The Company is one of over 500 potentially responsible parties most of which may no longer be in operation or viable to which notices were sent, and the Company has joined a working group of more than 175 members representing potentially responsible parties (the “PRP working group”) for the purpose of responding to the U.S. EPA and the Illinois Environmental Protection Agency (the “Illinois EPA”).

The U.S. EPA and Illinois EPA currently allege that combined past costs for work at the site are close to $20.0 million and estimates to finish the cover remedy at the landfill portion of the site range between $10.0 million and $16.0 million.  Although the total volume of waste at the site has not been finalized, a draft interim allocation lists the Company’s total contribution of waste at the site at 13,904 gallons representing slightly less than 0.5% of current total volume estimates.  The Company recorded accruals representing the probable losses in connection with this matter of $150,000 in the fourth quarter of 2009.

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

State Tax Audit:  In January 2010, the Company settled, for $2.8 million, a long-running state tax examination of certain non-income related business taxes covering the period from January 2002 through December 2009.  In this examination, the Company vigorously defended its filed tax return positions, which it continues to believe were proper and supportable.  However, the Company incurred significant professional costs in the examination process over a period of approximately five years and, in the face of incurring significant additional professional costs and satisfying state bonding requirements, we decided to end the examination by accepting settlement terms.  The Company previously recorded accruals in cost of services in connection with this matter, including $2.7 million in 2009 and $100,000 in prior years.

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

10.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of filing of these financial statements with the SEC, and noted there were no events that are subject to recognition or disclosure.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion set forth below should be read together with the accompanying condensed consolidated financial statements and notes thereto and other information found in this Form 10-Q and in the audited consolidated financial statements and related notes of COMFORCE Corporation (“COMFORCE”) and its wholly-owned subsidiaries, including COMFORCE Operating, Inc. (“COI”) (collectively, the “Company”), included in our Form 10-K for the fiscal year ended December 27, 2009.

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

Recent Developments

As reported by the Bureau of Labor Statistics (U.S. Department of Labor) in a report released April 2, 2010, the unemployment rate remained at 9.7% in March 2010.  Job losses continued in financial and information activities, and job growth continued in contingent staffing.  Nonfarm payroll employment reversed recent declines, rising by 162,000 in March 2010.   However, as reported by the Bureau, the number of long-term unemployed increased by 414,000 to 6.5 million in March 2010.  Since the start of the recession in December 2007 through February 2010, payroll employment has fallen by 8.4 million.

While the staffing industry has been significantly and adversely affected since 2008 by poor economic conditions and weak labor markets, the Department of Labor report suggests that the staffing industry may be seeing the beginning of a recovery, however modest.  The contingent staffing sector continued to show improvement with 40,000 jobs added in March 2010.  Since reaching a low point in September 2009, employment in the contingent staffing sector has risen by 313,000.  However, we did not experience an increase in sales in our Staff Augmentation segment during this period.  Management continues to closely monitor economic conditions and government responses.

Results of Operations

Three months ended March 28, 2010 compared to three months ended March 29, 2009

Net sales of services for the three months ended March 28, 2010 were $143.8 million, which represents a 4.2% increase from the $138.0 million in net sales of services recorded for the three months ended March 29, 2009.  In the Human Capital Management Services segment net sales of services increased of $17.3 million, or 19.1% due primarily to the addition of new clients and increased services provided to certain existing clients.  Management believes that such an increase is reflective of a trend over the past decade for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary.  This increase was partially offset by a decrease in sales of services in the Staff Augmentation segment, of $11.5 million, or 24.6%, reflecting a decrease in our clients’ demands for services in this segment, particularly by our largest client in this segment representing approximately $6.0 million of this decrease, and a reduction in clients serviced.  Net sales of services in the Financial Outsourcing Services segment increased $7,000 or 1.5%.

Cost of services for the three months ended March 28, 2010 was 86.0% of net sales of services as compared to 85.1% for the three months ended March 29, 2009.  This increase in cost of services as a percentage of net sales is primarily a result of pricing pressures, lower sales volume on higher margin services and an increase in payroll related tax expense, partially offset by favorable workers compensation claims experience, in the first quarter of 2010 compared to first quarter of 2009.  In addition, Human Capital Services, which traditionally has a higher cost of services,  represents a greater percentage of the Company’s revenues than in the first quarter of 2009.  Cost of services as a percentage of net sales of services in the Human Capital Management Services segment for the first quarter of 2010 was 88.3% as compared to 87.3% for the first quarter of 2009.  In the Staff Augmentation segment, cost of services as a percentage of net sales of services for the first quarter of 2010 was 80.2% as compared to 81.7% for the first quarter of 2009.

Selling, general and administrative expenses as a percentage of net sales of services were 12.0% for the three months ended March 28, 2010, compared to 13.6% for the three months ended March 29, 2009.  The $1.6 million decrease in selling, general and administrative expenses is primarily due to lower personnel costs in the Human Capital Management Services and Staff Augmentation segments and lower corporate expenses, principally as a result of our initiative in 2009 to reduce general and administrative expenses as revenues declined (and continue to decline) in Staff Augmentation.

Operating income for the three months ended March 28, 2010 was $2.0 million, or 1.4% of net sales, as compared to of $1.0 million, or 0.7% of net sales, for the three months ended March 29, 2009.  The Company’s operating income for the first three months of 2010 was higher than the 2009 period principally due to an increase in net sales of services in the Human Capital Management Services segment and to a decrease in selling general and administrative expenses, partially offset by a decrease in net sales of services in the Staff Augmentation segment discussed above.

The Company’s interest expense was principally attributable to interest recorded on the PNC Credit Facility, and, prior to its repayment at maturity in December 2009, the 8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”).  Interest expense of $731,000 for the first quarter of 2010 was higher as compared to the interest expense of $644,000 for the first quarter of 2009.  This increase in interest expense was principally due to the lower interest rates under the PNC Credit Facility prior to its amendment in November 2009, partially offset by lower interest rates following the repayment of the $1.9 million principal amount Convertible Note at its maturity in December 2009.

Other expense, net, for the three months ended March 28, 2010 of $281,000 compared to other expense, net of $73,000 for the three months ended March 29, 2009, principally consists of losses on foreign currency exchanges.

The income tax provision for the three months ended March 28, 2010 was $458,000 (a rate of 44.3%) on income before income taxes of $1.0 million.  The income tax provision for the three months ended March 29, 2009 was $136,000 (a rate of 46.6%) on income before income taxes of $292,000.

The Company’s total unrecognized tax benefit as of March 28, 2010 was approximately $1.1 million, which, if recognized, would affect the Company’s effective tax rate.  For the three months ended March 28, 2010, the Company recognized a charge of approximately $9,000 for interest and penalties which are reflected in the tax provision.

Financial Condition, Liquidity and Capital Resources

Although some indicators suggest that the economic climate in the United States is improving, continued weakness in the labor markets coupled with the tight credit markets could affect our liquidity in future periods in a number of ways, including by:

•	depressing the demand for contingent staff, although recent government reports show an increase in jobs for contingent workers in recent months;

•	affecting our clients’ ability to timely make payment on our invoices, particularly if they are unable to obtain working capital financing or the costs of this financing increases; and

•	increasing our own interest expense under the PNC Credit Facility.

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

At April 18, 2010, we had outstanding $62.0 million principal amount under the PNC Credit Facility with remaining availability of up to $26.4 million based upon the borrowing base, as defined under the PNC Credit Facility agreement, to fund operations.

Off-Balance Sheet and Contractual Obligations: As of March 28, 2010, we had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below.  The table set forth below shows contractual commitments associated with operating lease agreements, employment agreements and principal repayments on debt obligations (excluding interest) calculated as of March 28, 2010:

	Payments due by fiscal year (in thousands)
	2010	2011	2012	2013	Thereafter

Operating Leases	$1,880	$2,314	$1,835	$1,023	$6,189
Employment Agreements	849	-	-	-	-
PNC Credit Facility principal repayments	-	-	62,000	-	-
Total	$2,729	$2,314	$63,835	$1,023	$6,189

 COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, are parties to the PNC Credit Facility with PNC, as a lender and administrative agent, and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.  The Company entered into the PNC Credit Facility in June 2003 and it has been subject to nine amendments, including an amendment and restatement effective November 2, 2009 under which the term was extended from July 24, 2010 to November 2, 2012 and the maximum availability was reduced to $95.0 million from $110.0 million.  In addition, reflective of current credit markets, the interest rate was increased.  Prior to the effective date of the amendment, borrowings bore interest, at the Company’s option, at a per annum rate equal to (1) the higher of the federal funds rate plus 0.5% or the base commercial lending rate of PNC as announced from time to time, or (2) LIBOR plus a specified margin, ranging from 1.5% to 2.5% based upon the Company’s fixed charged ratio.  Beginning on the effective date of the amendment, the existing as well as new borrowings under the PNC Credit Facility bear interest, at the Company’s option:

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

The Company generally borrows at LIBOR with a minimum floor (1.50%) plus 2.75%.

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

At March 28, 2010, we had outstanding $62.0 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 4.25% per annum.  The Company also had standby letters of credit outstanding under the PNC Credit Facility at March 28, 2010 in the aggregate amount of $3.6 million, principally as security for the Company’s obligations under its workers compensation insurance policies.

As reported in the accompanying cash flow statement, during the first quarter of 2009, our primary source of funds was $5.3 million provided by financing activities which was offset by $4.2 million used in operating activities.  We also used cash of $44,000 in investing activities due to the purchases of property and equipment.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next 12 months.  The Company was in compliance with all covenants under the PNC Credit Facility at March 28, 2010 and expects to remain in compliance for the next 12 months.

Our Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at March 28, 2010 there were cumulated, unpaid and undeclared dividends of $3.3 million on the Series 2003A Preferred Stock, $250,000 on the Series 2003B Preferred Stock and $2.7 million on the Series 2004A Preferred Stock.  If such dividends and underlying instruments were converted to voting or non-voting common stock, the aggregate amount would equal 15.9 million shares at March 28, 2010 (as compared to 15.1 million shares at March 29, 2009).

The Company undergoes audits for certain state and local tax returns from time to time.  During 2009, the Company recorded a charge of $2.8 million relating to a settlement of a state tax examination related to certain non-income related business taxes, and we have agreed to pay the settlement amount in installments.  The remaining installments are $1.0 million that was due on March 30, 2010 (which was paid when due), and the remaining balance of $800,000 is due by May 30, 2010.  Except for this settlement, the possible effects of other audits are not expected to have a material adverse effect upon the Company’s results of operations.

In 2006, COMFORCE Technical Services, Inc. (“CTS”) entered into a contract with a United States government agency (the “Agency”) to provide technical, operational and professional services in foreign countries throughout the world for humanitarian purposes.  Persons employed by CTS in the host countries include U.S. nationals, nationals of the host countries (local nationals) and nationals of other countries (third country nationals). The contract provides, generally, that the U.S. government will reimburse the Company for all direct labor properly chargeable to the contract plus fringe benefits, in some cases at specified rates and profit.  Although not anticipated, the amount of foreign payroll taxes and other taxes related to these employees could potentially exceed the amount available to us from our own resources or under the PNC Credit Facility. See note 9 to our unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

As disclosed in the annual report on Form 10-K for the year ended December 27, 2009, the discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates.  Our most critical accounting policies relate to revenue recognition, allowance for doubtful accounts, accrued workers compensation liability, goodwill impairment, share-based compensation and income taxes.  Since December 27, 2009, there have been no changes in our critical accounting policies and no other significant changes to the methods used in the assumptions and estimates related to them.

Seasonality

Our quarterly results may fluctuate depending on, among other things, the number of billing and work days in a quarter and the seasonality of our clients’ businesses.  In the Human Capital Management Services segment, PrO Unlimited does not observe significant seasonal variations in its business.  In the Staff Augmentation segment, demand for services has historically been lower during the second half of the fourth quarter through the following second quarter, and, generally shows gradual improvement until the second half of the fourth quarter.  Management has noted that the observance of seasonal trends has been limited in the current economic climate.

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, performance or achievements, particularly in light of the current global economic environment that has been marked by dramatic and rapid shifts in market conditions and government responses (see “Recent Developments” and “Financial Condition, Liquidity and Capital Resources,” each in this

Item 2).  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. We undertake no obligation to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

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

•
the current economic environment has created a tightening of the credit markets coupled with increasing interest rates, which, if these conditions persist or deteriorate, could potentially further increase our interest expense under the PNC Credit Facility;

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

•	unfavorable press or analysts’ reports concerning our industry or our company could negatively affect the perception investors have of our company and our prospects; or

•	any of the other factors described under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 27, 2009.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 28, 2010, we had $62.0 million outstanding under the PNC Credit Facility bearing variable rate interest at the weighted average interest rate of 4.25% per annum.  As described above in Item 2 under “Financial Condition, Liquidity and Capital Resources,” we may also elect to borrow based on domestic measures (subject to floors, including by reference to LIBOR).  Assuming an immediate 10.0% increase in the weighted average interest rate of 4.25% in variable rate obligations of $62.0 million, the impact to the Company in additional annualized interest expense would be approximately $263,500.

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

ITEM 4T.                      CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 28, 2010 based upon the procedures required under paragraph (b) of Rule 13a-15 under the Exchange Act.   On the basis of this evaluation, our management has concluded that as of March 28, 2010 our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the three months ended March 28, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS.

Since the date of the filing of the Company’s annual report on Form 10-K for the year ended December 27, 2009, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such Form 10-K.

ITEM 1A.                      RISK FACTORS.

Since the date of the filing of the Company’s annual report on Form 10-K for the year ended December 27, 2009, there have been no material changes to the risk factors described under Item 1A in such Form 10-K.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.                 [RESERVED]

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
Date: May 6, 2010