Form 10-Q
period 2010-06-27
COMFORCE CORP
filed 2010-08-05
CIK 6814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the transition period from ________________ to ________________

Commission file number:  1-6081

COMFORCE Corporation
(Exact name of registrant as specified in its charter)

Delaware	36-2262248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 Stewart Avenue, Bethpage, NY	11714
(Address of principal executive offices)	(Zip Code)

516.437.3300
(Registrant’s telephone number, including area code)

415 Crossways Park Drive, P.O. Box 9006, Woodbury, NY 11797
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2010
Common Stock, $0.01 par value per share	17,387,665 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

Assets	June 27, 2010	December 27, 2009
Current assets:
Cash and cash equivalents	$4,995	$2,986
Accounts receivable, less allowance of $80 in 2010 and $94 in 2009	143,073	125,138
Funding and service fees receivable, less allowance of $8 in 2010 and 2009	6,482	8,107
Prepaid expenses and other current assets	3,418	3,003
Deferred income taxes, net	707	707
Total current assets	158,675	139,941
Property and equipment, net	7,699	8,624
Deferred financing costs, net	550	634
Goodwill	15,973	15,973
Other assets, net	256	113
Total assets	$183,153	$165,285
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,195	$2,491
Accrued expenses	117,503	120,841
Total current liabilities	120,698	123,332
Long-term debt	74,413	56,600
Deferred taxes, net	696	636
Other liabilities	211	176
Total liabilities	196,018	180,744
Commitments and contingencies (see note 10)
Stockholders’ deficit:
Common stock, $.01 par value; 100,000,000 shares authorized; 17,387,664 and 17,387,663 shares issued and outstanding in 2010 and 2009, respectively	174	174
Convertible preferred stock, $.01 par value:	4,304	4,304
Series 2003A, 6,500 shares authorized; 6,148 shares issued and outstanding at June 27, 2010 and December 27, 2009, with an aggregate liquidation preference of $9,541 at June 27, 2010 and $9,311 at December 27, 2009

Series 2003B, 3,500 shares authorized; 513 shares issued and outstanding at June 27, 2010 and December 27, 2009, with an aggregate liquidation preference of $771 at June 27, 2010 and $752 at December 27, 2009	513	513
Series 2004A, 15,000 shares authorized; 6,737 shares issued and outstanding at June 27, 2010 and December 27, 2009, with an aggregate liquidation preference of $9,549 at June 27, 2010 and $9,296 at December 27, 2009	10,264	10,264
Additional paid-in capital	48,776	48,700
Accumulated other comprehensive loss	(199)	(291)
Accumulated deficit	(76,697)	(79,123)
Total stockholders’ deficit	(12,865)	(15,459)
Total liabilities and stockholders’ deficit	$183,153	$165,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Net sales of services	$163,564	$141,689	$307,379	$279,718

Costs and expenses:
Cost of services	140,511	121,479	264,222	238,889
Selling, general and administrative expenses	18,138	18,246	35,326	37,020
Depreciation and amortization	844	877	1,714	1,713
Total costs and expenses	159,493	140,602	301,262	277,622

Operating income	4,071	1,087	6,117	2,096

Other (expense) income:
Interest expense	(844)	(441)	(1,575)	(1,085)
Other income (expense), net	29	465	(252)	392
	(815)	24	(1,827)	(693)

Income before income taxes	3,256	1,111	4,290	1,403
Provision for income taxes	1,406	513	1,864	649
Net income	$1,850	$598	$2,426	$754

Dividends on preferred stock	251	251	502	502

Net income available to common stockholders	$1,599	$347	$1,924	$252

Basic income per common share	$0.09	$0.02	$0.11	$0.01
Diluted income per common share	$0.06	$0.02	$0.07	$0.01

Weighted average common shares outstanding, basic	17,388	17,388	17,388	17,388
Weighted average common shares outstanding, diluted	33,331	28,355	33,129	17,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 27, 2010	June 28, 2009
Cash flows from operating activities:
Net income	$2,426	$754

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,714	1,713
Amortization of deferred financing fees	114	79
Net (recoveries) provision for bad debts	(13)	24
Interest expense paid by the issuance of convertible notes	-	71
Share-based payment compensation expense	76	46
Changes in assets and liabilities:
Accounts, funding and service fees receivable	(16,525)	22,012
Prepaid expenses and other current assets	(563)	(95)
Accounts payable and accrued expenses	(2,056)	(26,505)
Income tax receivable	4	23
Net cash used in operating activities	(14,823)	(1,878)

Cash flows from investing activities:
Purchases of property and equipment	(789)	(1,238)
Net cash used in investing activities	(789)	(1,238)

Cash flows from financing activities:
Net repayments under capital lease obligations	(82)	(125)
Net borrowings under line of credit agreements	17,813	2,683
Debt financing costs	(30)	-
Net cash provided by financing activities	17,701	2,558

Net increase (decrease) in cash and cash equivalents	2,089	(558)
Effect of exchange rates on cash	(80)	100
Cash and cash equivalents at beginning of period	2,986	6,137
Cash and cash equivalents at end of period	$4,995	$5,679

Supplemental disclosures:
Cash paid for:
Interest	$1,416	$964
Income taxes	1,135	933

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

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.  Management believes that the disclosures made are adequate to ensure that the information presented is not misleading; however, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 27, 2009.  The results for the three and six month periods ended June 27, 2010 are not necessarily indicative of the results of operations that might be expected for the entire year.

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

3.    DEBT

Long-term debt at June 27, 2010 and December 27, 2009, consisted of (in thousands):

	June 27, 2010	December 27, 2009
Revolving line of credit, due November 2, 2012, with interest payable at a weighted average rate of 4.3% at June 27, 2010 and December 27, 2009*	$74,413	$56,600
Total long-term debt	$74,413	$56,600

*    See “--Revolving Line of Credit,” below in this note 3 for a discussion of the method of calculating interest under the PNC Credit Facility.

Contractual maturities of long-term debt are as follows (in thousands):

2012	$74,413
Total	$74,413

Revolving Line of Credit:  At June 27, 2010, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, were parties to a Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.  On November 2, 2009, the PNC Credit Facility was amended and restated, and various terms were modified.  The term was extended from July 24, 2010 to November 2, 2012, and, at the Company’s request, the maximum availability under the facility was reduced from $110.0 million to $95.0 million.

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

Under the PNC Credit Facility, the Company had outstanding $3.6 million of standby letters of credit, principally as security for the Company’s obligations under its workers compensation insurance policies and had remaining availability of $13.8 million as of June 27, 2010 based upon the borrowing base as defined in the loan agreement.  The Company was in compliance with all financial covenants under the PNC Credit Facility at June 27, 2010.

4.   SHARE-BASED PAYMENTS

During the six months ended June 27, 2010, the Company recorded $75,600 of compensation expense relating to the granting of stock options, which options immediately vested.  The compensation expense has been recorded within selling, general and administrative expenses.  In addition, the Company recorded an income tax benefit of approximately $30,000 in the accompanying statements of income related to these grants.  For the six months ended June 28, 2009, $46,200 of compensation expense has been recorded within selling, general and administrative expense and the Company has recorded an income tax benefit of approximately $21,000 in the accompanying statements of income for options granted during the second quarter of 2009, which options immediately vested.

The Company estimates the fair value of share-based payments using the Black-Scholes option pricing model.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average grant date fair value of stock options was $0.84 during the six months ended June 27, 2010 and $0.66 during the six months ended June 28, 2009.  In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the six month periods are listed in the table below:

	Six Month Ended
	June 27, 2010	June 28, 2009

Expected dividend yield	0.0%	0.0%
Expected volatility	60.0%	55.7%
Risk-free interest rate	2.68%	2.93%
Expected term (years)	7	5

The Company estimates expected volatility based primarily on historical monthly price changes of the Company’s stock and other known or expected trends.  The risk-free interest rate is based on the United States (“U.S.”) treasury yield curve in effect at the time of grant.  The expected term of these awards was determined in 2009 using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107.  The Company used the historical option exercise to determine the expected term for the awards granted in 2010.

5.   FAIR VALUE MEASUREMENTS

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

6.    INCOME PER SHARE

Basic income per common share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during each period.  Diluted income per share is computed assuming the exercise of stock options with exercise prices less than the average market value of the common stock during the period and the conversion of convertible debt and preferred stock into common stock to the extent such conversion assumption is dilutive.  The following represents a reconciliation of the numerators and denominators for the basic and diluted income per share computations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Basic income per common share:
Net income	$1,850	$598	$2,426	$754
Dividends on preferred stock:
Series 2003A	115	115	230	230
Series 2003B	10	10	19	19
Series 2004A	126	126	253	253
	251	251	502	502
Income available to common stockholders	$1,599	$347	$1,924	$252
Weighted average common shares outstanding	17,388	17,388	17,388	17,388

Basic income per common share	$0.09	$0.02	$0.11	$0.01

Diluted income per common share:
Income available to common stockholders	$1,599	$347	$1,924	$252
Dividends on preferred stock:
Series 2003A	115	115	230	-
Series 2003B	10	10	19	-
Series 2004A	126	-	253	-
	251	125	502	-
After tax equivalent of interest expense on 8% Subordinated Convertible Note	-	20	-	-
Income for purposes of computing diluted income per common share	$1,850	$492	$2,426	$252

Weighted average common shares outstanding	17,388	17,388	17,388	17,388
Dilutive stock options	11	13	11	13
Assumed Conversion of 8% Subordinated Convertible Note	-	1,074	-	-
Assumed conversion of Preferred Stock:
Series 2003A	8,977	8,538	8,868	-
Series 2003B	1,413	1,342	1,395	-
Series 2004A	5,542	-	5,467	-
Weighted average common shares outstanding for purposes of computing diluted income per share	33,331	28,355	33,129	17,401
Diluted income per common share	$0.06	$0.02	$0.07	$0.01

In addition, options and warrants to purchase 2.2 million and 2.1 million shares of common stock were outstanding as of the end of the second quarter of 2010 and 2009, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

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

The table below presents information on revenues and operating contribution for each segment for the three and six months ended June 27, 2010 and June 28, 2009, and items which reconcile segment operating contribution to COMFORCE’s reported income before income taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net sales of services:
Human Capital Management Services	$123,391	$97,361	$231,441	$188,109
Staff Augmentation	39,652	43,829	74,930	90,630
Financial Outsourcing Services	521	499	1,008	979
	$163,564	$141,689	$307,379	$279,718
Operating contribution:
Human Capital Management Services	$6,439	$3,926	$11,125	$7,115
Staff Augmentation	3,107	2,198	5,612	5,311
Financial Outsourcing Services	501	479	970	919
	10,047	6,603	17,707	13,345
Consolidated expenses:
Corporate general and administrative expenses	5,132	4,639	9,876	9,536
Depreciation and amortization	844	877	1,714	1,713
Interest expense	844	441	1,575	1,085
Other (income) expense, net	(29)	(465)	252	(392)
	6,791	5,492	13,417	11,942
Income before income taxes	$3,256	$1,111	$4,290	$1,403

	At June 27, 2010	At December 27, 2009
Total assets:
Human Capital Management Services	$122,655	$106,123
Staff Augmentation	36,391	34,988
Financial Outsourcing Services	6,482	8,107
Corporate	17,625	16,067
	$183,153	$165,285

8.   COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Net income	$1,850	$598	$2,426	$754

Foreign currency translation adjustment, net of tax	(9)	98	92	49
Total comprehensive income	$1,841	$696	$2,518	$803

9.   ACCRUED EXPENSES

Accrued expenses as of June 27, 2010 and December 27, 2009 consisted of (in thousands):

	June 27, 2010	December 27, 2009
Payroll, payroll taxes and sub-vendor payments	$103,614	$97,979
Book overdrafts	3,404	12,916
Other	10,485	9,946
	$117,503	$120,841

10.   LITIGATION AND OTHER CONTINGENCIES

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

Presently, the Illinois EPA has taken the lead in negotiating with the PRP working group at the site.  The Illinois EPA has also begun but not completed remedial activities directed toward placing an engineered cover to cap the site.  Recent discussions between the PRP working group and the Illinois EPA indicate that the agency is seeking a settlement for past costs and either funds to complete the cover remedy at the landfill portion of the site or an agreement by the PRP working group that it will complete the remedy.  The U.S. EPA has recently expressed an interest in joining the Illinois EPA in the negotiations with the PRP working group, which has been welcomed by the working group to provide an avenue for a global settlement, which cannot be reached without U.S. EPA participation.

The Company has made inquiries of the insurance carriers for Apeco to determine if it has coverage under old insurance policies.  No assurance can be given that the costs to the Company to resolve this claim will be within management’s estimates, but the Company does not believe these costs will be material to the financial statements.

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

Other Matters:  The Company is also a party to contract and employment-related litigation matters, and audits of state and local tax returns arising in the ordinary course of its business.  In the opinion of Management, the aggregate liability, if any, with respect to such matters will not materially adversely affect our financial position, results of operations, or cash flows.  The Company expenses legal costs associated with contingencies when incurred.  The Company maintains general liability insurance, property insurance, automobile insurance, fidelity insurance, professional liability insurance (errors and omissions), fiduciary insurance, and directors’ and officers’ liability insurance for domestic and foreign operations as management deems appropriate and prudent. The Company is generally self-insured with respect to workers compensation, but maintains excess workers compensation coverage to limit its maximum exposure to such claims.

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

Recent Developments

As reported by the Bureau of Labor Statistics (U.S. Department of Labor) in a report released July 2, 2010, the unemployment rate for June 2010 stood at 9.5%.  Total nonfarm payroll employment declined by 125,000 in June 2010, principally as a result of the loss of 225,000 government census jobs, partially offset by increases in private sector employment of 83,000.  The number of long-term unemployed as of June 2010 remained at 6.8 million.  Since the start of the recession in December 2007 through June 2010, private sector employment has increased by 593,000 but remained 7.9 million below the December 2007 level.

While the staffing industry has been significantly and adversely affected since 2008 by poor economic conditions and weak labor markets, the Department of Labor report continues to support the view that the staffing industry may be seeing the beginning of a recovery, however modest.  The contingent staffing sector showed some improvement with 21,000 jobs added in June 2010.  Since reaching a low point in September 2009, employment in the contingent staffing sector has risen by 379,000.  Staffing industry sources report staffing employment in the United States to be about 25% higher in June 2010 as compared to June 2009.  Management continues to closely monitor economic conditions and government responses.

In March 2010, the Hiring Incentives to Restore Employment (HIRE) Act was enacted.  Under the HIRE Act, two new tax benefits became available to employers, such as COMFORCE, that hire qualifying unemployed workers.  The first tax benefit, referred to as the payroll tax exemption, provides employers with an exemption from the employer’s 6.2% share of social security taxes on wages paid to qualifying employees, effective for wages paid from March 19, 2010 through December 31, 2010.  In addition, for each qualified employee retained for at least 52 consecutive weeks, businesses will also be eligible for a general business tax credit, referred to as the new hire retention credit, of 6.2% of wages paid to the qualified employee over the 52 week period, up to a maximum credit of $1,000.  COMFORCE is currently eligible for the payroll tax exemption, which contributed to its increase in gross profit in the second quarter of 2010, and will be eligible for the general business tax credit in 2011.

Results of Operations

Three months ended June 27, 2010 compared to three months ended June 28, 2009

Net sales of services for the three months ended June 27, 2010 were $163.6 million, which represents a 15.4 % increase from the $141.7 million in net sales of services recorded for the three months ended June 28, 2009.  In the Human Capital Management Services segment net sales of services increased of $26.0 million, or 26.7% due primarily to the addition of new clients and increased services provided to certain existing clients.  Management believes that such an increase is reflective of a trend over the past decade for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary.  This increase was partially offset by a decrease in sales of services in the Staff Augmentation segment of $4.2 million, or 9.5%, reflecting a decrease in our clients’ demands for services in this segment, particularly by our largest client in this segment representing approximately $2.8 million of this decrease, and a reduction in clients serviced.  Net sales of services in the Financial Outsourcing Services segment increased $22,000 or 4.4%.

Cost of services for the three months ended June 27, 2010 was 85.9% of net sales of services as compared to 85.7% for the three months ended June 28, 2009.  This slight increase in cost of services as a percentage of net sales is a result of several factors, including pricing pressures and lower sales volume on higher margin services which was partially offset by a decrease in payroll related tax expense as a result of the enactment of the HIRE Act in March 2010 (see “--Recent Developments,” in this Item 2, above).  In addition, Human Capital Services, which traditionally has a higher cost of services, represents a greater percentage of the Company’s revenues than in the second quarter of 2009.  Cost of services as a percentage of net sales of services in the Human Capital Management Services segment for the second quarter of 2010 was 88.1% as compared to 87.6% for the second quarter of 2009.  In the Staff Augmentation segment, cost of services as a percentage of net sales of services for the second quarter of 2010 was 80.1% as compared to 82.7% for the second quarter of 2009, principally due to a state tax examination accrual of approximately $1.0 million recorded in the second quarter of 2009.

Selling, general and administrative expenses as a percentage of net sales of services were 11.1% for the three months ended June 27, 2010, compared to 12.9% for the three months ended June 28, 2009.  The decrease in selling, general and administrative expenses is primarily a result of increased net sales of services, discussed above, and our initiative beginning in 2009 to reduce or prevent increases in general and administrative expenses.  In addition, included in the three months ended June 28, 2009 is a $325,000 litigation settlement.

Operating income for the three months ended June 27, 2010 was $4.1 million, or 2.5% of net sales, as compared to of $1.1 million, or 0.8% of net sales, for the three months ended June 28, 2009.  The Company’s operating income for the second quarter of 2010 was higher than the 2009 period principally due to an increase in net sales of services in the Human Capital Management Services segment and to a decrease in selling general and administrative expenses discussed above.

The Company’s interest expense was principally attributable to interest recorded on the PNC Credit Facility, and, prior to its repayment at maturity in December 2009, the 8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”).  Interest expense of $844,000 for the second quarter of 2010 was higher than the interest expense of $441,000 for the second quarter of 2009.  This increase in interest expense was principally due to higher interest rates on higher borrowings under the PNC Credit Facility for the 2010 period, partially offset by the retirement of the $1.9 million principal amount Convertible Note at its maturity in December

2009.  Interest rates under the PNC Credit Facility were lower prior to its amendment in November 2009.

Other income, net, for the three months ended June 27, 2010 of $29,000, compared to $465,000 for the three months ended June 28, 2009, principally consists of gains on foreign activity.

The income tax provision for the three months ended June 27, 2010 was $1.4 million (a rate of 43.2%) on income before income taxes of $3.3 million.  The income tax provision for the three months ended June 28, 2009 was $513,000 (a rate of 46.2%) on income before income taxes of $1.1 million.  The lower effective tax rate for the three months ended June 27, 2010 is a result of lower non-deductible differences on higher annual projected income.

The Company’s total unrecognized tax benefit as of June 27, 2010 was approximately $1.1 million, which, if recognized, would affect the Company’s effective tax rate.  For the three months ended June 27, 2010, the Company had approximately $12,000 of accrued interest and penalties reflected in the tax provision.

Six months ended June 27, 2010 compared to six months ended June 28, 2009

Net sales of services for the six months ended June 27, 2010 were $307.4 million, which represents a 9.9% increase from the $279.7 million in net sales of services recorded for the six months ended June 28, 2009.  In the Human Capital Management Services segment net sales of services increased of $43.3 million, or 23.0% due primarily to the addition of new clients and increased services provided to certain existing clients.  Management believes that such an increase is reflective of a trend over the past decade for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary.  This increase was partially offset by a decrease in sales of services in the Staff Augmentation segment of $15.7 million, or 17.3%, reflecting a decrease in our clients’ demands for services in this segment, particularly by our largest client in this segment representing approximately $8.7 million of this decrease, and a reduction in clients serviced.  Net sales of services in the Financial Outsourcing Services segment increased $29,000 or 3.0%.

Cost of services for the six months ended June 27, 2010 was 86.0% of net sales of services as compared to 85.4% for the six months ended June 28, 2009.  This slight increase in cost of services as a percentage of net sales is primarily a result of several factors, including pricing pressures, lower sales volume on higher margin services and an increase in payroll related tax expense, which was partially offset by a decrease in payroll related tax expense as a result of the enactment of the HIRE Act in March 2010 (see “--Recent Developments,” in this Item 2, above) and more favorable workers compensation claims experience in the first six months of 2010.  In addition, Human Capital Services, which traditionally has a higher cost of services, represents a greater percentage of the Company’s revenues than in the first six months of 2009.  Cost of services as a percentage of net sales of services in the Human Capital Management Services segment for the first six months of 2010 was 88.2% as compared to 87.4% for the first six months of 2009.  In the Staff Augmentation segment, cost of services as a percentage of net sales of services for the first six months of 2010 was 80.1% as compared to 82.2% for the first six months of 2009, principally due to a state tax examination accrual of approximately $1.0 million recorded in the second quarter of 2009.

Selling, general and administrative expenses as a percentage of net sales of services were 11.5% for the six months ended June 27, 2010, compared to 13.2% for the six months ended June 28, 2009.  The $1.7 million decrease in selling, general and administrative expenses is primarily due to lower personnel costs in both the Human Capital Management Services and Staff Augmentation segments, principally as a result of our initiative beginning in 2009 to reduce general and administrative expenses as revenues declined (and continue to decline) in Staff Augmentation.

Operating income for the six months ended June 27, 2010 was $6.1 million, or 2.0% of net sales, as compared to of $2.1 million, or 0.7% of net sales, for the six months ended June 28, 2009.  The Company’s operating income for the first six-month period of 2010 was higher than the 2009 period principally due to an increase in net sales of services in the Human Capital Management Services segment and to a decrease in selling general and administrative expenses, partially offset by a decrease in net sales of services in the Staff Augmentation segment discussed above.

The Company’s interest expense was principally attributable to interest recorded on the PNC Credit Facility, and, prior to its repayment at maturity in December 2009, the 8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”).  Interest expense of $1.6 million for the first six months of 2010 was higher than the interest expense of $1.1 million for the first six months of 2009.  This increase in interest expense was principally due to higher interest rates on higher borrowings under the PNC Credit Facility for the 2010 period, partially offset by the retirement of the $1.9 million principal amount Convertible Note at its maturity in December 2009.  Interest rates under the PNC Credit Facility were lower prior to its amendment in November 2009.

Other expense, net, for the six months ended June 27, 2010 of $252,000 compared to other income, net of $392,000 for the six months ended June 28, 2009, principally consists of gains or losses on foreign activity.

The income tax provision for the six months ended June 27, 2010 was $1.9 million (a rate of 43.4%) on income before income taxes of $4.3 million.  The income tax provision for the six months ended June 28, 2009 was $649,000 (a rate of 46.3%) on income before income taxes of $1.4 million.  The lower effective tax rate for the six months ended June 27, 2010 is a result of lower non-deductible differences on higher annual projected income.

The Company’s total unrecognized tax benefit as of June 27, 2010 was approximately $1.1 million, which, if recognized, would affect the Company’s effective tax rate.  For the six months ended June 27, 2010, the Company had approximately $21,000 of accrued interest and penalties reflected in the tax provision.

Financial Condition, Liquidity and Capital Resources

Although the economic climate in the United States has improved in recent months, unemployment rates remain high, labor markets remain weak and credit markets, while improving, remain tight, which could affect our liquidity in future periods in a number of ways, including by:

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

At July 18, 2010, we had outstanding $69.0 million principal amount under the PNC Credit Facility with remaining availability of up to $19.2 million based upon the borrowing base, as defined under the PNC Credit Facility agreement, to fund operations.

Off-Balance Sheet and Contractual Obligations: As of June 27, 2010, we had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below.  The table set forth below shows contractual commitments associated with operating lease agreements, employment agreements and principal repayments on debt obligations (excluding interest) calculated as of June 27, 2010:

	Payments due by fiscal year (in thousands)
	2010	2011	2012	2013	There- after
Operating Leases	$1,221	$2,394	$1,968	$1,233	$6,496
Employment Agreements	566	-	-	-	-
PNC Credit Facility principal repayments	-	-	74,413	-	-
Total	$1,787	$2,394	$76,381	$1,233	$6,496

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

At June 27, 2010, we had outstanding $74.4 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 4.3% per annum.  The Company also had standby letters of credit outstanding under the PNC Credit Facility at June 27, 2010 in the aggregate amount of $3.6 million, principally as security for the Company’s obligations under its workers compensation insurance policies.

As reported in the accompanying cash flow statement, during the first six months of 2010, our primary source of funds was $17.7 million provided by financing activities which was offset by $14.8 million used in operating activities.  We also used cash of $789,000 in investing activities due to the purchases of property and equipment.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next 12 months.  The Company was in compliance with all covenants under the PNC Credit Facility at June 27, 2010 and expects to remain in compliance for the next 12 months.

Our Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at June 27, 2010 there were cumulated, unpaid and undeclared dividends of $3.4 million on the Series 2003A Preferred Stock, $260,000 on the Series 2003B Preferred Stock and $2.8 million on the Series 2004A Preferred Stock.  If such dividends and underlying instruments were converted to voting or non-voting common stock, the aggregate amount would equal 16.1 million shares at June 27, 2010 (as compared to 15.3 million shares at June 28, 2009).

The Company undergoes audits for certain state and local tax returns from time to time.  During 2009 and prior, the Company recorded a charge of $2.8 million relating to a settlement of a state tax examination related to certain non-income related business taxes, and we agreed to pay the settlement amount in installments.  The installments were $1.0 million that was due and paid in March 2010, $1.0 million that was due and paid in April 2010 and $800,000 that was due and paid in May 2010.  Except for this settlement, the possible effects of other audits are not expected to have a material adverse effect upon the Company’s results of operations.

In 2006, COMFORCE Technical Services, Inc. (“CTS”) entered into a contract with a United States government agency (the “Agency”) to provide technical, operational and professional services in foreign countries throughout the world for humanitarian purposes.  Persons employed by CTS in the host countries include U.S. nationals, nationals of the host countries (local nationals) and nationals of other countries (third country nationals). The contract provides, generally, that the U.S. government will reimburse the Company for all direct labor properly chargeable to the contract plus fringe benefits, in some cases at specified rates and profit.  Although not anticipated, the amount of foreign payroll taxes and other taxes related to these employees could potentially exceed the amount available to us from our own resources or under the PNC Credit Facility.  See note 10 to our unaudited condensed consolidated financial statements.

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

Seasonality

Our quarterly results may fluctuate depending on, among other things, the number of billing and work days in a quarter and the seasonality of our clients’ businesses.  In the Human Capital Management Services segment, PrO Unlimited does not observe significant seasonal variations in its business.  In the Staff Augmentation segment, demand for services has historically been lower during the second half of the fourth quarter through the following first six months, and, generally shows gradual improvement until the second half of the fourth quarter.  Management has noted that the observance of seasonal trends has been limited in the current economic climate.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 27, 2010, we had $74.4 million outstanding under the PNC Credit Facility bearing variable rate interest at the weighted average rate of 4.3% per annum.  As described above in Item 2 under “Financial Condition, Liquidity and Capital Resources,” we may also elect to borrow based on domestic measures (subject to floors, including by reference to LIBOR).  Assuming an immediate 10.0% increase in the weighted average interest rate of 4.3% in variable rate obligations of $74.4 million, the impact to the Company in additional annualized interest expense would be approximately $320,000.

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

ITEM 4T.   CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 27, 2010 based upon the procedures required under paragraph (b) of Rule 13a-15 under the Exchange Act.   On the basis of this evaluation, our management has concluded that as of June 27, 2010 our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the three or six months ended June 27, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Since the date of the filing of the Company’s annual report on Form 10-K for the year ended December 27, 2009, there have been no material new legal proceedings involving the Company or any material developments to the proceedings described in such Form 10-K, except as follows:  In the Lake Calumet matter (see note 10 to our condensed consolidated financial statements), the U.S. EPA has recently expressed an interest in joining the Illinois EPA in the negotiations with the PRP working group, which has been welcomed by the working group to provide an avenue for a global settlement, which cannot be reached without U.S. EPA participation.

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
Date: August 5, 2010