Form 10-Q
period 2010-09-26
COMFORCE CORP
filed 2010-11-05
CIK 6814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2010
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2010
Common Stock, $0.01 par value per share	17,387,702 shares

COMFORCE Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

Assets	September 26, 2010	December 27, 2009
Current assets:
Cash and cash equivalents	$4,089	$2,986
Accounts receivable, less allowance of $98 in 2010 and $94 in 2009	144,813	125,138
Funding and service fees receivable, less allowance of $8 in 2010 and 2009	4,732	8,107
Prepaid expenses and other current assets	2,970	3,003
Deferred income taxes, net	707	707
Total current assets	157,311	139,941
Property and equipment, net	6,984	8,624
Deferred financing costs, net	491	634
Goodwill	15,973	15,973
Other assets, net	256	113
Total assets	$181,015	$165,285
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,033	$2,491
Accrued expenses	118,543	120,841
Total current liabilities	121,576	123,332
Long-term debt	69,000	56,600
Deferred taxes, net	776	636
Other liabilities	191	176
Total liabilities	191,543	180,744
Commitments and contingencies (see note 10)

Stockholders’ deficit:

Common stock, $.01 par value; 100,000,000 shares authorized; 17,387,665 and 17,387,663 shares issued and outstanding in 2010 and 2009, respectively	174	174
Convertible preferred stock, $.01 par value:
Series 2003A, 6,500 shares authorized; 6,148 shares issued and outstanding at September 26, 2010 and December 27, 2009, with an aggregate liquidation preference of $9,656 at September 26, 2010 and $9,311 at December 27, 2009	4,304	4,304
Series 2003B, 3,500 shares authorized; 513 shares issued and outstanding at September 26, 2010 and December 27, 2009, with an aggregate liquidation preference of $781 at September 26, 2010 and $752 at December 27, 2009	513	513
Series 2004A, 15,000 shares authorized; 6,737 shares issued and outstanding at September 26, 2010 and December 27, 2009, with an aggregate liquidation preference of $9,676 at September 26, 2010 and $9,296 at December 27, 2009	10,264	10,264
Additional paid-in capital	48,776	48,700
Accumulated other comprehensive loss	(167)	(291)
Accumulated deficit	(74,392)	(79,123)
Total stockholders’ deficit	(10,528)	(15,459)
Total liabilities and stockholders’ deficit	$181,015	$165,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Net sales of services	$171,598	$139,710	$478,977	$419,428

Costs and expenses:
Cost of services	147,281	119,762	411,503	358,651
Selling, general and administrative expenses	18,612	16,405	53,938	53,425
Depreciation and amortization	792	920	2,506	2,633
Total costs and expenses	166,685	137,087	467,947	414,709

Operating income	4,913	2,623	11,030	4,719

Other (expense) income:
Interest expense	(835)	(398)	(2,410)	(1,483)
Other (expense) income, net	(88)	(286)	(340)	106
	(923)	(684)	(2,750)	(1,377)

Income before income taxes	3,990	1,939	8,280	3,342
Provision for income taxes	1,685	883	3,549	1,532
Net income	$2,305	$1,056	$4,731	$1,810

Dividends on preferred stock	252	252	754	754

Net income available to common stockholders	$2,053	$804	$3,977	$1,056

Basic income per common share	$0.12	$0.05	$0.23	$0.06
Diluted income per common share	$0.07	$0.03	$0.14	$0.05

Weighted average common shares outstanding, basic	17,388	17,388	17,388	17,388
Weighted average common shares outstanding, diluted	33,533	33,834	33,129	28,209

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMFORCE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 26, 2010	September 27, 2009

Cash flows from operating activities:
Net income	$4,731	$1,810

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	2,506	2,633
Amortization of deferred financing fees	173	118
Net provision for bad debts	5	24
Deferred income taxes	59	-
Interest expense paid by the issuance of convertible notes	-	71
Share-based payment compensation expense	76	46
Changes in assets and liabilities:
Accounts, funding and service fees receivable	(16,385)	20,527
Prepaid expenses and other current assets	(116)	(161)
Accounts payable and accrued expenses	(1,391)	(22,555)
Income tax receivable	6	23
Net cash (used in) provided by operating activities	(10,336)	2,536

Cash flows from investing activities:
Purchases of property and equipment	(866)	(1,759)
Net cash used in investing activities	(866)	(1,759)

Cash flows from financing activities:
Net repayments under capital lease obligations	(82)	(189)
Net borrowings (repayments) under line of credit agreements	12,400	(3,002)
Debt financing costs	(30)	(1)
Net cash provided by (used in) financing activities	12,288	(3,192)

Net increase (decrease) in cash and cash equivalents	1,086	(2,415)
Effect of exchange rates on cash	17	97
Cash and cash equivalents at beginning of period	2,986	6,137
Cash and cash equivalents at end of period	$4,089	$3,819

Supplemental disclosures:
Cash paid for:
Interest	$2,099	$1,314
Income taxes	2,934	1,875

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

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.  Management believes that the disclosures made are adequate to ensure that the information presented is not misleading; however, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 27, 2009.  The results for the three and nine month periods ended September 26, 2010 are not necessarily indicative of the results of operations that might be expected for the entire year.

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

3.   DEBT

Long-term debt at September 26, 2010 and December 27, 2009, consisted of (in thousands):

	September 26, 2010	December 27, 2009
Revolving line of credit, due November 2, 2012, with interest payable at a weighted average rate of 4.25% at September 26, 2010 and 4.3% at December 27, 2009*	$69,000	$56,600
Total long-term debt	$69,000	$56,600

*    See “--Revolving Line of Credit,” below in this note 3 for a discussion of the method of calculating interest under the PNC Credit Facility.

Contractual maturities of long-term debt are as follows (in thousands):

2012	$69,000
Total	$69,000

Revolving Line of Credit:  At September 26, 2010, COMFORCE, COI and various of their operating subsidiaries, as co-borrowers and guarantors, were parties to a Revolving Credit and Security Agreement (the “PNC Credit Facility”) with PNC Bank, National Association, as a lender and administrative agent (“PNC”), and other financial institutions participating as lenders to provide for a revolving line of credit with available borrowings based, generally, on 87.0% of the Company’s accounts receivable aged 90 days or less, subject to specified limitations and exceptions.  On November 2, 2009, the PNC Credit Facility was amended and restated, and various terms were modified.  The term was extended from July 24, 2010 to November 2, 2012, and, at the Company’s request, the maximum availability under the facility was reduced from $110.0 million to $95.0 million.

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

Under the PNC Credit Facility, the Company had outstanding $3.2 million of standby letters of credit, principally as security for the Company’s obligations under its workers compensation insurance policies and had remaining availability of $19.6 million as of September 26, 2010 based upon the borrowing base as defined in the loan agreement.  The Company was in compliance with all financial covenants under the PNC Credit Facility at September 26, 2010.

4.   SHARE-BASED PAYMENTS

During the nine months ended September 26, 2010, the Company recorded $75,600 of compensation expense relating to the granting of stock options, which options immediately vested.  The compensation expense has been recorded within selling, general and administrative expenses.  In addition, the Company recorded an income tax benefit of approximately $30,000 in the accompanying statements of income related to these grants.  For the nine months ended September 27, 2009, $46,200 of compensation expense has been recorded within selling, general and administrative expense and the Company has recorded an income tax benefit of approximately $21,000 in the accompanying statements of income for options granted during the second quarter of 2009, which options immediately vested.

The Company estimates the fair value of share-based payments using the Black-Scholes option pricing model.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average grant date fair value of stock options was $0.84 during the nine months ended September 26, 2010 and $0.66 during the nine months ended September 27, 2009.  In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of stock option grants in the nine month periods are listed in the table below:

	Nine Months Ended
	September 26, 2010	September 27, 2009
Expected dividend yield	0.0%	0.0%
Expected volatility	60.0%	55.7%
Risk-free interest rate	2.68%	2.93%
Expected term (years)	7	5

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

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Basic income per common share:
Net income	$2,305	$1,056	$4,731	$1,810
Dividends on preferred stock:
Series 2003A	115	115	345	345
Series 2003B	10	10	29	29
Series 2004A	127	127	380	380
	252	252	754	754
Income available to common stockholders	$2,053	$804	$3,977	$1,056
Weighted average common shares outstanding	17,388	17,388	17,388	17,388

Basic income per common share	$0.12	$0.05	$0.23	$0.06

Diluted income per common share:
Income available to common stockholders	$2,053	$804	$3,977	$1,056
Dividends on preferred stock:
Series 2003A	115	115	345	345
Series 2003B	10	10	29	29
Series 2004A	127	127	380	-
	252	252	754	374
After tax equivalent of interest expense on 8% Subordinated Convertible Note	-	20	-	59
Income for purposes of computing diluted income per common share	$2,305	$1,076	$4,731	$1,489

Weighted average common shares outstanding	17,388	17,388	17,388	17,388
Dilutive stock options	12	24	11	16
Assumed Conversion of 8% Subordinated Convertible Note	-	1,095	-	1,053
Assumed conversion of Preferred Stock:
Series 2003A	9,087	8,648	8,868	8,428
Series 2003B	1,430	1,360	1,395	1,324
Series 2004A	5,616	5,319	5,467	-
Weighted average common shares outstanding for purposes of computing diluted income per share	33,533	33,834	33,129	28,209
Diluted income per common share	$0.07	$0.03	$0.14	$0.05

In addition, options and warrants to purchase 2.2 million and 1.7 million shares of common stock were outstanding as of the end of the third quarter of 2010 and 2009, respectively, but were not included in the computation of diluted income per share because their effect would be anti-dilutive.

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

The table below presents information on revenues and operating contribution for each segment for the three and nine months ended September 26, 2010 and September 27, 2009, and items which reconcile segment operating contribution to COMFORCE’s reported income before income taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Net sales of services:
Human Capital Management Services	$129,534	$99,877	$360,975	$287,986
Staff Augmentation	41,659	39,301	116,589	129,931
Financial Outsourcing Services	405	532	1,413	1,511
	$171,598	$139,710	$478,977	$419,428
Operating contribution:
Human Capital Management Services	$7,264	$5,113	$18,389	$12,228
Staff Augmentation	3,856	2,448	9,468	7,759
Financial Outsourcing Services	386	507	1,356	1,426
	11,506	8,068	29,213	21,413
Consolidated expenses:
Corporate general and administrative expenses	5,801	4,525	15,677	14,061
Depreciation and amortization	792	920	2,506	2,633
Interest expense	835	398	2,410	1,483
Other expense (income), net	88	286	340	(106)
	7,516	6,129	20,933	18,071
Income before income taxes	$3,990	$1,939	$8,280	$3,342

	At September 26, 2010	At December 27, 2009
Total assets:
Human Capital Management Services	$123,245	$106,123
Staff Augmentation	37,541	34,988
Financial Outsourcing Services	4,732	8,107
Corporate	15,497	16,067
	$181,015	$165,285

8.   COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009

Net income	$2,305	$1,056	$4,731	$1,810

Foreign currency translation adjustment, net of tax	32	146	124	195
Total comprehensive income	$2,337	$1,202	$4,855	$2,005

9.   ACCRUED EXPENSES

Accrued expenses as of September 26, 2010 and December 27, 2009 consisted of (in thousands):

	September 26, 2010	December 27, 2009

Payroll, payroll taxes and sub-vendor payments	$103,366	$97,979
Book overdrafts	3,037	12,916
Other	12,140	9,946
	$118,543	$120,841

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

The contracting officer subsequently advised CTS that the U.S. government has concluded its efforts to obtain bilateral agreements, and directed CTS to itself undertake mitigation efforts.  CTS engaged an independent accounting firm to assist it with these efforts, which have been substantially completed except in one country experiencing social unrest and government instability.  As a result of its analysis of host country tax laws and negotiations with host country governments, in most cases, CTS has either determined that no liability exists for wage tax liabilities or it has instituted procedures to withhold or pay applicable wage taxes for its employees.  As for any remaining host countries, management has concluded that it is not probable that wage tax assessments will be made against CTS.

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

11.   SUBSEQUENT EVENTS

On October 11, 2010, John C. Fanning’s employment with the Company as its Chief Executive Officer was terminated due to his health condition, which the Board determined to be a “disability” under his employment agreement with the Company.  On that date, the Board appointed Harry V. Maccarrone to serve as the Chief Executive Officer of the Company, and appointed Robert F. Ende to serve as the Company’s Chief Financial Officer, a position formerly held by Mr. Maccarrone.  Mr. Fanning concurred with these actions.

On November 1, 2010, COMFORCE entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CFS Parent Corp., a Delaware corporation (“Parent”), and CFS Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into COMFORCE (the “Merger”), with COMFORCE surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub are affiliates of ABRY Partners, LLC (“ABRY”). The Merger Agreement was approved by COMFORCE’s Board of Directors.

At the effective time of the Merger, each share of COMFORCE common stock issued and outstanding immediately prior to the effective time (other than shares owned by (i) Parent, Merger Sub, COMFORCE or any of their subsidiaries, or (ii) stockholders who have properly exercised and not withdrawn appraisal rights under Delaware law) will be automatically cancelled and converted into the right to receive $2.50 in cash, without interest, less any applicable withholding taxes (collectively, the “Common Stock Consideration”).

At the effective time of the Merger, each issued and outstanding share of COMFORCE’s Series 2003A Convertible Preferred Shares, Series 2003B Convertible Preferred Shares and Series 2004A Convertible Preferred Shares will be converted into the right to receive the amount per share of Series 2003A Convertible Preferred Share, Series 2003B Convertible Preferred Share and Series 2004A Convertible Preferred Share, respectively, that represents in each such case $2.50 in cash, without interest, less any applicable withholding taxes, per share of common stock on an as-converted basis, assuming conversion of all of such preferred stock to common stock as of the closing date (and in each case other than shares owned by (i) Parent, Merger Sub, COMFORCE or any of their subsidiaries, or (ii) stockholders who have properly exercised appraisal rights under Delaware law) (collectively, the “Preferred Stock Consideration,” and together with the Common Stock Consideration, the “Merger Consideration”). As of the date of the merger agreement, the Series 2003A Convertible Preferred Shares outstanding, the Series 2003B Convertible Preferred Shares outstanding and the Series 2004A Convertible Preferred Shares outstanding, would be convertible in the aggregate into 9,236,655 shares of common stock, 1,456,168 shares of common stock, and 5,720,892 shares of common stock, respectively.

The consummation of the Merger is subject to customary conditions, including without limitation, (i) the approval by the holders of at least a majority of the outstanding shares of COMFORCE’s common stock entitled to vote on the Merger, (ii) the expiration or early termination of the waiting period to the extent applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of any law, order or injunction prohibiting the Merger.

Parent has obtained from ABRY an equity financing commitment for the proposed transaction contemplated by the Merger Agreement, the proceeds of which will provide the necessary funds to pay the Merger Consideration. ABRY also has provided an equity financing commitment to fund the payment of certain monetary obligations that may be owed by Parent pursuant to the Merger Agreement in connection with the termination of the Merger Agreement by COMFORCE due to certain breaches by Parent or Merger Sub.

COMFORCE has agreed to operate its business in the ordinary course until the effective time of the Merger. COMFORCE has also agreed to refrain from engaging in certain activities. In addition, pursuant to the

Merger Agreement, COMFORCE is subject to certain customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to and engage in discussions with third parties regarding alternative acquisition proposals. However, prior to the adoption of the Merger Agreement by COMFORCE’s stockholders, the no-shop provision is subject to a customary “fiduciary-out” provision which allows COMFORCE under certain circumstances to provide information to and participate in discussions with third parties with respect to unsolicited alternative acquisition proposals that the Board of Directors has determined are or are reasonably likely to result in a transaction more favorable to COMFORCE’s stockholders from a financial point of view than the proposed transaction contemplated by the Merger Agreement (each such proposal, a “Superior Proposal”).

COMFORCE may terminate the Merger Agreement if COMFORCE receives an acquisition proposal that the Board of Directors determines in good faith, after consultation with an independent financial advisor and outside legal counsel, constitutes a Superior Proposal and that failure to terminate would violate the Board of Directors’ fiduciary duties under Delaware law. In connection with such a termination, COMFORCE must pay Parent a termination fee of $3.8 million. COMFORCE also may be obligated to pay the termination fee in certain other circumstances, and may be obligated to pay up to $1.5 million of Parent’s expenses under certain other circumstances. Such termination fee will be Parent’s sole remedy in such circumstances. Each of the parties to the Merger Agreement is entitled to seek specific performance, and if COMFORCE validly terminates the Merger Agreement due to a breach by Parent or Merger Sub, then COMFORCE is entitled to pursue monetary damages. The maximum liability of Parent, Merger Sub and its affiliates, on the one hand, and COMFORCE and its affiliates, on the other hand, for monetary damages is limited to $3.8 million.

The Company has evaluated other subsequent events through the time of filing of these financial statements with the SEC, and noted there were no events that are subject to recognition or disclosure.

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

Recent Developments

As described in our Current Report on Form 8-K filed with the SEC on November 2, 2010 and in note 11 to our condensed consolidated financial statements included in this report, on November 1, 2010, COMFORCE entered into an Agreement and Plan of Merger with CFS Parent Corp. and CFS Merger Sub Inc., providing for the merger of Merger Sub Inc. with and into COMFORCE, with COMFORCE surviving the merger as a wholly owned subsidiary of CFS Parent Corp.  The Merger Agreement was approved by COMFORCE’s Board of Directors but is subject to, among other conditions, the approval of COMFORCE’s stockholders.

As described in our Current Report on Form 8-K filed with the SEC on October 13, 2010, on October 11, 2010, John C. Fanning’s employment with the Company as its Chief Executive Officer was terminated due to his health condition, which the Board determined to be a “disability” under his employment agreement with the Company.  On that date, the Board appointed Harry V. Maccarrone to serve as the Chief Executive Officer of the Company, and appointed Robert F. Ende to serve as the Company’s Chief Financial Officer, a position formerly held by Mr. Maccarrone.  Mr. Fanning concurred with these actions.

As reported by the Bureau of Labor Statistics (U.S. Department of Labor) in a report released October 8, 2010, the unemployment rate for September 2010 stood at 9.6%.  Total nonfarm payroll employment declined by 95,000 in September 2010, principally as a result of the loss of 159,000 government jobs, partially offset by increases in private sector employment of 64,000.  The number of long-term unemployed as of September 2010 was 6.1 million, which represents a decline of 640,000 since May 2010.  While the staffing industry has been significantly and adversely affected by poor economic conditions and weak labor markets since 2008, employment in this sector has risen at modest levels in recent months, including in September 2010.  Staffing industry sources report staffing employment in the United States to be about 25% higher in June 2010 as compared to June 2009.  Management continues to closely monitor economic conditions and government responses.

In March 2010, the Hiring Incentives to Restore Employment (HIRE) Act was enacted.  Under the HIRE Act, two new tax benefits became available to employers, such as COMFORCE, that hire qualifying unemployed workers.  The first tax benefit, referred to as the payroll tax exemption, provides employers with an exemption from the employer’s 6.2% share of social security taxes on wages paid to qualifying employees, effective for wages paid from March 19, 2010 through December 31, 2010.  In addition, for each qualified employee retained for at least 52 consecutive weeks, businesses will also be eligible for a general business tax credit, referred to as the new hire retention credit, of 6.2% of wages paid to the qualified employee over the 52 week period, up to a maximum credit of $1,000.  COMFORCE is currently eligible for the payroll tax exemption, which contributed to its increase in gross profit in the second and third quarters of 2010, and will be eligible for the general business tax credit in 2011.

Results of Operations

Three months ended September 26, 2010 compared to three months ended September 27, 2009

Net sales of services for the three months ended September 26, 2010 were $171.6 million, which represents a 22.8% increase from the $139.7 million in net sales of services recorded for the three months ended September 27, 2009.  In the Human Capital Management Services segment net sales of services increased $29.7 million, or 29.7% due primarily to the addition of new clients and increased services provided to certain existing clients.  Management believes that such an increase is reflective of a trend over the past decade for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary.  In addition, sales of services in the Staff Augmentation segment increased $2.4 million, or 6.0%, reflecting an increase in our clients’ demands for services in this segment.  Net sales of services in the Financial Outsourcing Services segment decreased $127,000 or 23.9% due primarily to a reduction in clients serviced.

Cost of services for the three months ended September 26, 2010 was 85.8% of net sales of services as compared to 85.7% for the three months ended September 27, 2009.  This slight increase in cost of services as a percentage of net sales is a result of several factors, including pricing pressures and lower sales volume on higher margin services which was partially offset by a decrease in payroll related tax expense as a result of the enactment in March 2010 of the HIRE Act (see “Recent Developments” in this Item 2) and to more favorable workers compensation claims experience.  In addition, the Company recorded an additional accrual in the third quarter of 2009 related to a state tax examination (see note 10 to our condensed consolidated financial statements).  Furthermore, Human Capital Services, which traditionally has a higher cost of services, represents a greater percentage of the Company’s revenues than in the third quarter of 2009.  Cost of services as a percentage of net sales of services in the Human Capital Management Services segment for the third quarter of 2010 was 88.2% as compared to 87.6% for the third quarter of 2009.  In the Staff Augmentation segment, cost of services as a percentage of net sales of services for the third quarter of 2010 was 79.3% as compared to 82.2% for the third quarter of 2009.

Selling, general and administrative expenses as a percentage of net sales of services were 10.8% for the three months ended September 26, 2010, compared to 11.7% for the three months ended September 27, 2009.  The decrease in selling, general and administrative expenses as a percentage of net sales is primarily a result of increased net sales of services, discussed above, and our initiative beginning in 2009 to reduce or prevent increases in general and administrative expenses.  The increase of $2.2 million in selling, general and administrative expenses includes a $1.1 million disability accrual associated with John Fanning’s termination (see --“Recent Developments” in this Item 2, above).

Operating income for the three months ended September 26, 2010 was $4.9 million, or 2.9% of net sales, as compared to $2.6 million, or 1.9% of net sales, for the three months ended September 27, 2009.  The Company’s operating income for the third quarter of 2010 was higher than the 2009 period principally due to an increase in net sales of services in the Human Capital Management Services and Staff Augmentation segments which was partially offset by an increase in selling general and administrative expenses discussed above.

The Company’s interest expense was principally attributable to interest recorded on the PNC Credit Facility, and, prior to its repayment at maturity in December 2009, the 8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”).  Interest expense of $835,000 for the third quarter of 2010 was higher than the interest expense of $398,000 for the third quarter of 2009.  This increase in interest expense was principally due to higher interest rates on higher borrowings under the PNC Credit Facility for the 2010 period, partially offset by the retirement of the $1.9 million principal amount Convertible Note at its maturity in December 2009.  Interest rates under the PNC Credit Facility were lower prior to its amendment in November 2009.

Other expense, net, for the three months ended September 26, 2010 of $88,000 principally consists of costs associated with the merger transaction process (see note 11 to our condensed consolidated financial statements), which costs were partially offset by gains on foreign activity, as compared to other expense, net of $286,000 for the three months ended September 27, 2009, which principally consists of losses on foreign activity.

The income tax provision for the three months ended September 26, 2010 was $1.7 million (a rate of 42.2%) on income before income taxes of $4.0 million.  The income tax provision for the three months ended September 27, 2009 was $883,000 (a rate of 45.5%) on income before income taxes of $1.9 million.  The lower effective tax rate for the three months ended September 26, 2010 is a result of lower non-deductible differences on higher annual projected income.

The Company’s total unrecognized tax benefit as of September 26, 2010 was approximately $1.0 million, which, if recognized, would affect the Company’s effective tax rate.  For the three months ended September 26, 2010, the Company had approximately $11,000 of accrued interest and penalties reflected in the tax provision.  As a result of the expiration of the statue of limitations for the three months ended September 26, 2010, the Company recorded a previously unrecorded tax benefit of $93,000.

Nine months ended September 26, 2010 compared to nine months ended September 27, 2009

Net sales of services for the nine months ended September 26, 2010 were $479.0 million, which represents a 14.2% increase from the $419.4 million in net sales of services recorded for the nine months ended September 27, 2009.  In the Human Capital Management Services segment net sales of services increased $73.0 million, or 25.3% due primarily to the addition of new clients and increased services provided to certain existing clients.  Management believes that such an increase is reflective of a trend over the past decade for companies to rely increasingly on providers of human capital management services, such as those provided by the Company’s PrO Unlimited subsidiary.  This increase was partially offset by a decrease in sales of services in the Staff Augmentation segment of $13.3 million, or 10.3%, reflecting a decrease in our clients’ demands for services in this segment, particularly by our largest client in this segment representing approximately $9.2 million of this decrease, and a reduction in clients serviced.  Net sales of services in the Financial Outsourcing Services segment decreased $98,000 or 6.5% due primarily to a reduction on clients serviced.

Cost of services for the nine months ended September 26, 2010 was 85.9% of net sales of services as compared to 85.5% for the nine months ended September 27, 2009.  This  increase in cost of services as a percentage of net sales is primarily a result of several factors, including pricing pressures, lower sales volume on higher margin services and an increase in payroll related tax expense, which was partially offset by a decrease in payroll related tax expense as a result of the enactment of the HIRE Act in March 2010 (see “--Recent Developments” in this Item 2, above) and more favorable workers compensation claims experience in the first nine months of 2010.  In addition, the Company recorded accruals in the second and third quarters of 2009 related to a state tax examination (see note 10 to our condensed consolidated financial statements).  In addition, Human Capital Management Services, which traditionally has a higher cost of services, represents a greater percentage of the Company’s revenues than in the first nine months of 2009.  Cost of services as a percentage of net sales of services in the Human Capital Management Services segment for the first nine months of 2010 was 88.2% as compared to 87.5% for the first nine months of 2009.  In the Staff Augmentation segment, cost of services as a percentage of net sales of services for the first nine months of 2010 was 79.8% as compared to 82.2% for the first nine months of 2009.

Selling, general and administrative expenses as a percentage of net sales of services were 11.3% for the nine months ended September 26, 2010, compared to 12.7% for the nine months ended September 27, 2009.  The $513,000 increase in selling, general and administrative expenses is primarily due to the $1.1 million disability accrual associated with John Fanning’s employment termination (see --“Recent Developments” in this Item 2, above) which was partially offset by lower personnel costs in the Staff Augmentation segment, principally as a result of our initiative beginning in 2009 to reduce general and administrative expenses as revenues declined (and continue to decline) in Staff Augmentation.

Operating income for the nine months ended September 26, 2010 was $11.0 million, or 2.3% of net sales, as compared to $4.7 million, or 1.1% of net sales, for the nine months ended September 27, 2009.  The Company’s operating income for the first nine-month period of 2010 was higher than the 2009 period principally due to an increase in net sales of services in the Human Capital Management Services segment which was partially offset by an increase in selling general and administrative expenses, and a decrease in net sales of services in the Staff Augmentation segment discussed above.

The Company’s interest expense was principally attributable to interest recorded on the PNC Credit Facility, and, prior to its repayment at maturity in December 2009, the 8.0% Subordinated Convertible Note due December 2, 2009 (the “Convertible Note”).  Interest expense of $2.4 million for the first nine months of 2010 was higher than the interest expense of $1.5 million for the first nine months of 2009.  This increase in interest expense was principally due to higher interest rates on higher borrowings under the PNC Credit Facility for the 2010 period, partially offset by the retirement of the $1.9 million principal amount Convertible Note at its maturity in December 2009.  Interest rates under the PNC Credit Facility were lower prior to its amendment in November 2009.

Other expense, net, for the nine months ended September 26, 2010 of $340,000 principally consists of losses on foreign activity and expenses related to the merger transaction process (see note 11 to our condensed consolidated financial statements), as compared to other income, net of $106,000 for the nine months ended September 27, 2009, which principally consists of gains on foreign activity.

The income tax provision for the nine months ended September 26, 2010 was $3.5 million (a rate of 42.9%) on income before income taxes of $8.3 million.  The income tax provision for the nine months ended September 27, 2009 was $1.5 million (a rate of 45.8%) on income before income taxes of $3.3 million.  The lower effective tax rate for the nine months ended September 26, 2010 is a result of lower non-deductible differences on higher annual projected income.

The Company’s total unrecognized tax benefit as of September 26, 2010 was approximately $1.0 million, which, if recognized, would affect the Company’s effective tax rate.  For the nine months ended September 26, 2010, the Company had approximately $32,000 of accrued interest and penalties reflected in the tax provision.  As a result of the expiration of the statute of limitations for the nine months ended September 26, 2010, the Company recorded a previously unrecorded tax benefit of $93,000.

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

At October 24, 2010, we had outstanding $69.0 million principal amount under the PNC Credit Facility with remaining availability of up to $19.6 million based upon the borrowing base, as defined under the PNC Credit Facility agreement, to fund operations.

Off-Balance Sheet and Contractual Obligations: As of September 26, 2010, we had no off-balance sheet arrangements other than operating leases entered into in the normal course of business, as indicated in the table below.  The table set forth below shows contractual commitments associated with operating lease agreements, employment agreements and principal repayments on debt obligations (excluding interest) calculated as of September 26, 2010:

	Payments due by fiscal year (in thousands)
	2010	2011	2012	2013	Thereafter

Operating Leases	$605	2,399	1,970	1,236	6,497
Employment Agreements	114	1,070	-	-	-
PNC Credit Facility principal repayments	-	-	69,000	-	-
Total	$719	3,469	70,970	1,236	6,497

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

At September 26, 2010, we had outstanding $69.0 million principal amount under the PNC Credit Facility bearing interest at a weighted average rate of 4.25% per annum.  The Company also had standby letters of credit outstanding under the PNC Credit Facility at September 26, 2010 in the aggregate amount of $3.2 million, principally as security for the Company’s obligations under its workers compensation insurance policies.

As reported in the accompanying cash flow statement, during the first nine months of 2010, our primary source of funds was $12.3 million provided by financing activities which was offset by $10.3 million used in operating activities.  We also used cash of $866,000 in investing activities due to the purchases of property and equipment.

Management of the Company believes that cash flow from operations and funds anticipated to be available under the PNC Credit Facility will be sufficient to service the Company’s indebtedness and to meet currently anticipated working capital requirements for the next 12 months.  The Company was in compliance with all covenants under the PNC Credit Facility at September 26, 2010 and expects to remain in compliance for the next 12 months.

Our Series 2003A, 2003B and 2004A Preferred Stock provide for dividends of 7.5% per annum and, at September 26, 2010 there were cumulated, unpaid and undeclared dividends of $3.5 million on the Series 2003A Preferred Stock, $270,000 on the Series 2003B Preferred Stock and $2.9 million on the Series 2004A Preferred Stock.  If such dividends and underlying instruments were converted to voting or non-voting common stock, the aggregate amount would equal 16.3 million shares at September 26, 2010 (as compared to 15.5 million shares at September 27, 2009).

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

Seasonality

Our quarterly results may fluctuate depending on, among other things, the number of billing and work days in a quarter and the seasonality of our clients’ businesses.  In the Human Capital Management Services segment, PrO Unlimited does not observe significant seasonal variations in its business.  In the Staff Augmentation segment, demand for services has historically been lower during the second half of the fourth quarter through the following first three months, and, generally shows gradual improvement until the second half of the fourth quarter.  Management has noted that the observance of seasonal trends has been limited in the current economic climate.

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

•
the risks and uncertainties associated with the merger include, among others, the failure of COMFORCE’s stockholders to adopt the merger agreement, the risk that competing offers will be made, and the possibility that various closing conditions to the merger may not be satisfied or waived, and the risk that stockholder litigation in connection with the merger may result in significant costs of defense, indemnification and liability; or

•	any of the other factors described under “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 27, 2009.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 26, 2010, we had $69.0 million outstanding under the PNC Credit Facility bearing variable rate interest at the weighted average rate of 4.25% per annum.  As described above in Item 2 under “Financial Condition, Liquidity and Capital Resources,” we may also elect to borrow based on domestic measures (subject to floors, including by reference to LIBOR).  Assuming an immediate 10.0% increase in the weighted average interest rate of 4.25% in variable rate obligations of $69.0 million, the impact to the Company in additional annualized interest expense would be approximately $293,000.

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

ITEM 4T.   CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 26, 2010 based upon the procedures required under paragraph (b) of Rule 13a-15 under the Exchange Act.   On the basis of this evaluation, our management has concluded that as of September 26, 2010 our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the three or nine months ended September 26, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMFORCE Corporation

/s/ Harry V. Maccarrone
Harry V. Maccarrone
Chief Executive Officer
Date: November 5, 2010

/s/ Robert F. Ende
Robert F. Ende
Senior Vice President and Chief Financial Officer
Date: November 5, 2010